Form 10QSB
period 1998-06-30
HAVANA GROUP INC
filed 1998-08-13
CIK 1053648

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the period ended June 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the transition period from ______________________ to _______________________


Commission file number


                            THE HAVANA GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                         34-1454529
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        4450 Belden Village Street, N.W., Suite 406, Canton, Ohio 44718
        ---------------------------------------------------------------
                   (Address of principle executive offices)
                                  (Zip Code)

                                (330) 492-8090
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]               No [ ]

As of August 10, 1998, there were 1,860,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format.

                  Yes [ ]               No [X]

INDEX


Consolidated Balance Sheets June 30, 1998 (Unaudited) and
     December 31, 1997.........................................................3
Consolidated Statements of Operations - Three Months and Six Months
     Ended June 30, 1998 and 1997 (Unaudited)..................................5
Consolidated Statements of Cash Flows - Three Months and Six Months
     Ended June 30, 1998 and 1997 (Unaudited)..................................6
Notes to Financial Statements..................................................7
Item 2 - Management's Discussion and Analysis or Plan of Operation............13
Part II - Other Information...................................................16

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                                              December 31,
                                                                                         June 30, 1998                  1977
                                                                                         -------------              ------------
                                                                                          (Unaudited)
CURRENT ASSETS
    Cash                                                                                   $2,033,017                 $79,611
    Accounts receivable - trade (less allowance for doubtful
        accounts of $5,500)                                                                    35,214                  37,574
    Inventories                                                                               530,025                 477,907
    Deferred catalog expense                                                                   28,559                  54,183
    Prepaid expenses                                                                            8,772                   3,587
                                                                                           -----------             ----------
                Total current assets                                                        2,635,587                 652,862

DEFERRED FEDERAL INCOME TAX                                                                    29,070                  29,070

PROPERTY AND EQUIPMENT
    Machinery and equipment                                                                    85,424                  83,575
    Furniture and fixtures                                                                     11,506                  10,946
    Data processing equipment                                                                  13,320                      --
    Leasehold improvements                                                                     89,024                  83,945
                                                                                           -----------             ----------
                                                                                              199,274                 178,466
    Less accumulated depreciation                                                              89,773                  84,649
                                                                                           -----------             ----------
                                                                                              109,501                  93,817
OTHER ASSETS, NET OF ACCUMULATED
    AMORTIZATION
    Customer lists                                                                            445,126                 464,479
                                                                                           -----------             ----------

                                                                                           $3,219,284              $1,240,228
                                                                                           ==========              ==========

  The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                                                                           December 31,
                                                                                         June 30, 1998             1997
                                                                                         -------------         ------------
                                                                                          (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                                                       $   75,995           $  177,893
    Due to affiliates                                                                         201,602              130,392
    Customer advances and other                                                                 1,532                8,830
                                                                                           ----------           ----------
            Total current liabilities                                                         279,129              317,115

STOCKHOLDER'S EQUITY
    Preferred stock - $.001 par value, 10,000,000 shares authorized:
        Class A - 5,000,000 shares issued and outstanding                                       5,000                5,000
        Class B - 1,100,000 shares issued and outstanding                                       1,100                1,100
    Common stock, $.001 par value, 25,000,000 shares
            authorized, 1,860,000 and 1,000,000 shares issued and outstanding                   1,860                1,000
    Additional paid in capital                                                              6,605,794            1,092,900
    Retained earnings                                                                      (3,673,599)            (176,887)
                                                                                           ----------           ----------
            Total Stockholders' Equity                                                      2,940,155              923,113
                                                                                           ----------           ----------
                                                                                           $3,219,284           $1,240,228
                                                                                           ==========           ==========


  The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                                          Three Months Ended                        Six Months Ended
                                                               June 30,                                 June 30,
                                                    --------------------------------        -------------------------------
                                                             (Unaudited)                               (Unaudited)

                                                         1998                 1997               1998               1997
                                                         ----                 ----               ----               ----
NET REVENUES                                          $  341,382        $   342,969           $  661,983        $  658,127

COST OF SALES                                            218,214            178,192              410,776           358,563
                                                      ----------        -----------           ----------        ----------

GROSS PROFIT                                             123,168            164,777              251,207           299,564

SELLING EXPENSES                                         108,756             78,072              212,551           155,417

GENERAL AND ADMINISTRATIVE
       EXPENSES                                           98,398            113,193              185,367           204,811
                                                      ----------        -----------           ----------        ----------

NET LOSS BEFORE INTEREST
      EXPENSE RELATING TO
      CONVERTIBLE LOAN                                   (83,396)           (26,488)            (146,711)          (60,664)

INTEREST EXPENSE RELATING TO
      CONVERTIBLE LOAN                                 3,350,000                 --            3,350,000                --
                                                      ----------        -----------           ----------        ----------

NET LOSS                                            $ (3,433,986)       $   (26,488)         $(3,496,711)       $  (60,664)
                                                    ============        ===========          ===========        ==========

BASIC LOSS PER SHARE (unaudited)
       LOSS PER SHARE BEFORE
          INTEREST EXPENSE ON
          CONVERTIBLE LOAN                               $  (.06)           $  (.03)             $  (.12)          $  (.06)
                                                    ------------        -----------          -----------        ----------

       NET LOSS PER SHARE                               $  (2.38)           $  (.03)            $  (2.86)          $  (.06)
                                                    ============        ===========          ===========        ==========

DILUTED LOSS PER SHARE (unaudited)
       LOSS PER SHARE BEFORE
          INTEREST EXPENSE ON
          CONVERTIBLE LOAN                               $  (.04)           $  (.03)             $  (.08)          $  (.06)
                                                    ============        ===========          ===========        ==========

       NET LOSS PER SHARE                               $  (1.71)           $  (.03)            $  (1.96)          $  (.06)
                                                    ============        ===========          ===========        ==========


  The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                                 (Unaudited)

                                                                                          1998                  1997
                                                                                          ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss before interest expense on conversion of loan                               $(146,711)            $(60,664)
    Adjustments to reconcile net loss to net cash
        (used) provided by operating activities:
            Depreciation and amortization                                                   24,477               19,030
            Decrease in accounts receivables - trade                                         2,360                6,436
            (Increase) in inventories                                                      (52,118)              (2,979)
            Decrease (increase) in deferred catalog expense                                 25,624               (2,069)
            (Increase) decrease in prepaid expenses                                         (5,186)               1,338
            (Decrease) in accounts payable, customer
                advances and other                                                        (109,196)             (38,497)
                                                                                        ----------             --------
Net cash (used) by operating activities                                                   (260,750)             (77,405)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in fixed assets                                                             (20,808)                  --

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable - related party                                            200,000                   --
    Payments on notes payable - related parties                                           (200,000)
    Sale of common stock                                                                 2,163,754
    Increase in due to affiliates                                                           71,210               76,187
                                                                                        ----------             --------
Net cash provided by financing activities                                                2,234,964               76,187

NET INCREASE (DECREASE) IN CASH                                                          1,953,406               (1,218)

CASH - BEGINNING                                                                            79,611                5,895
                                                                                        ----------             --------

CASH - ENDING                                                                           $2,033,017             $  4,677
                                                                                        ==========             ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITY
       Interest expense on conversion of loan                                           $3,350,000             $     --
                                                                                        ==========             ========


  The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business

A. Business Description and Principles of Consolidation - The Havana Group, Inc. (Company) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly-owned subsidiary, Monarch Pipe Company (Monarch). Monarch manufactures smoking pipes and sells them exclusively to the Company. All significant inter-company accounts and transactions have been eliminated in consolidation

B. Reorganization - The Company was formed as a wholly-owned subsidiary of Duncan Hill, Inc. in December 1997. The operations included in the accompanying unaudited financial statements prior to December 1997 are those of E. A. Carey of Ohio, Inc. (Carey), which was dissolved as part of the reorganization, and Monarch. Carey and Monarch were both wholly-owned subsidiaries of Duncan Hill, Inc. prior to the reorganization. The Company acquired the assets and liabilities of Carey and the common stock of Monarch Pipe in the reorganization, which was accounted for at historical cost as a reorganization of companies under common control.

Note 2.  Basis of Presentation

A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

     The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period and additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The only common stock equivalents outstanding were the 2,658,000 Class A Warrants. The number of shares outstanding in computing basic and diluted earnings per shares for the three months and six months ended June 30, 1998 and 1997 are as follows:


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                     ----------------------------------    -----------------------------------
                                                          1998               1997               1998               1997
                                                     ---------------     --------------    ---------------    ----------------
               Actual weighted average
                  number of common
                  shares outstanding                    1,444,176          1,000,000          1,223,315           1,000,000

               Effect of dilutive warrants                558,316                 --            558,316                  --
                                                     ------------        -----------         ----------          ----------
               Weighted average assuming
                  conversion used for diluted
                  earnings per share                    2,002,492          1,000,000          1,781,631           1,000,000
                                                     ============        ===========         ==========          ==========

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Basis of Presentation (continued)

B.   Recently Issued Accounting Pronouncements


     In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company expects that comprehensive income will not differ materially from net income.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. The Company must adopt SFAS 131 no later than December 31, 1998. The Company believes that the effect of adoption will not be material.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment (fair hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company does not anticipate having each of these types of hedges, but will comply with requirements of SFAS 133 when adopted.

     This statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 3. Parent Corporation

Effective January 1, 1997, the Company contracted with Kids Stuff, Inc. ("Kids"), a subsidiary of Duncan Hill, Inc., to provide telemarketing, order fulfillment, data processing and certain administrative functions. The Company is charged for its portion of the expenses on a direct cost basis, as applicable, or on a pro rata basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, fixed costs are allocated on a pro rata basis by dividing the total assets of the Company by the sum of the total assets of the Company and Kids. Effective January 1, 1998, the Company renewed this contract with Kids at an annual cost of approximately $206,100 for the administrative, executive and accounting services, as outlined below, and $2.40 per order processed. The Company is also obligated to pay 5% of its 1998 pre-tax profit to Kids in connection with these administrative and fulfillment services. Management believes that this is substantially the same cost that it would incur should it procure these services itself.

Accounting and Payroll Services                          $34,000
Administration and Human Resource Management              51,600
Data Processing                                           34,900
Office Equipment and Facilities Use                       32,200
Merchandising and Marketing Services                      38,100
Purchasing Services                                       15,300
                                                        --------
Total                                                   $206,100
                                                        ========


The Company's accounts receivable and inventories are pledged as collateral on Kids line of credit. The Company is also a guarantor which is irrevocable. At July 23, 1998, the balance on the line of credit was $732,000.

Note 4.  Stockholders' Equity

A.  Common Stock

     The Company issued 1,000,000 shares of Common stock to its parent, Duncan Hill, Inc., in connection with the reorganization (Note 1). The holders of Common shares are entitled to one vote on all stockholder matters.

     The Company is not currently subject to any contractual arrangements which restricts its ability to pay cash dividends. However, the Company's Certificate of Incorporation prohibits the payment of cash dividends in excess of $.05 per common share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages for the redemption of any Series Preferred Stock.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 4. Stockholder's Equity (continued)

B.   Series A Preferred Stock

     The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix all rights, preferences, privileges, and restrictions.

     On December 8, 1997, the Company issued, as a dividend to Duncan Hill, Inc., 5,000,000 shares of Series A Preferred Stock (Series A) to Duncan Hill, Inc. The Series A holders are entitled to one vote for each share held on all matters submitted to a vote of the stockholders.

     The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

C.   Series B Preferred Stock

     On December 8, 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. Series B has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon reaching net pre-tax earnings of at least $500,000. If declared by the Board of Directors, Series B shareholders are entitled to receive quarterly dividends of no more than $.025 per share, payable out of surplus or net profits of the Company. As of July 23, 1998, the Board of Directors have not declared any dividends. As the Series B Preferred pays a $.10 dividend per share, the Company has recorded the Series B stock at $1.00 per share to reflect its estimated fair value.

     The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation of the Company, each share of Series B stock has a liquidation preference of $.001, which is subordinated to the liquidation preference of the Series A stock.

D. In December 1997, the Company issued 138,000 warrants as a dividend to Duncan Hill, Inc. Upon completion of the Company's initial public offering, these warrants automatically convert into Class A Warrants identical to those sold to the public.

E.   Sale of Unregistered Securities

     In January 1998, the Company borrowed $100,000 from a private investor in exchange for a convertible promissory note (Convertible Note). The Convertible Note bore interest at 8% per annum and was converted into 400,000 shares of Common Stock and 1,400,000 warrants. In accordance with APB 14 and EITF Topic No. D-60, the beneficial conversion feature (in the amount of $3,350,000) of the note was recognized as additional paid-in capital and charged to interest expense during 1998.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 5. Bridge Loan

        In January 1998, the Company borrowed $100,000 from one private investor evidenced by a promissory note of $100,000. This is the same private investor mentioned in Note 4E, "Sale of Unregistered Securities." The note bore interest at 8% per annum and was paid on May 22, 1998 out of proceeds of the Company's initial public offering.

Note 6. Employment Agreement

        In December 1997, the Company and its CEO entered into an employment agreement, which among other terms, granted the CEO 200,000 Common Stock Purchase Warrants at $6.00 per share. The warrants were converted into Class A warrants upon the effectiveness of the Company's registration statement. The CEO was also granted an option to purchase 200,000 shares of the Company's Common Stock, which will vest 20% on each of the following dates: December 1, 1997; January 1, 1998; January 1, 1999; January 1, 2000; and January 1, 2001,
regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options will be $6.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals.

Note 7. Fair Value of Stock Based Compensation

        The Company has granted options to purchase 60,000 shares of Common Stock to certain directors with the same terms as the options granted to the CEO (Note 6).

        The Company accounts for employee stock options in accordance with the intrinsic value method and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation using the fair value nethod, the Company's net loss would have been increased by approximately $58,600, or $0.05 per share, for the six months ended June 30, 1998.

        For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted using the Black-Scholes option pricing model assuming no dividends, 45% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.3%.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 8. Public Offering

        On May 22, 1998, the Company completed its initial public offering which was declared effective by the Securities and Exchange Commission on May 14, 1998, whereby the Company sold 460,000 units, each unit consisting of one share of Common Stock, $.001 par value, and two Class A Warrants. The Company realized net proceeds of approximately $2,163,754 after payment of offering expenses of approximately $596,246.

        During June 1998, an additional 69,000 units were sold by Duncan Hill as the overallotment of the Company's public offering.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere.

Overview

The Havana Group, Inc. is a consumer catalog business specializing in smoking pipes, tobaccos, cigars and related accessories. We are the manufacturer and sole distributor of the "Magic Inch" and "Aerosphere" smoking pipe systems, and the sole distributor of "Carey Honduran" lines of proprietary hand made cigars. Our products are offered through our Carey's Smokeshop catalog. Carey Tobacco Club is also offered through the catalog, which is a monthly program of tobacco shipments to Club members. During December 1997 we opened, and have since been developing, our Havana Group retail store.

On May 14, 1998, the Securities and Exchange Commission declared our initial public offering effective, and it was subsequently completed on May 22, 1998. Proceeds from that offering amounted to $2,087,071, net of operating expenses of $672,929.

During the six months ended June 30, 1998, catalog sales provided about 71% of gross revenues, Club member sales comprised another 20%, and the balance was provided by the developing retail store.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Net revenues for the quarter ended June 30, 1998 were $341,382, about the same as that reported for the same quarter last year of $342,969. Tobacco Club sales declined from $92,949 to $65,392. Sales from the retail store during this quarter of $26,150 offset that decline producing the minimal change between quarters.

Cost of sales increased from 52% of net revenues in 1997 to 63.9% in 1998 primarily due to a one-time charge of $23,000 to cigar inventory.

Selling expenses increased from 22.8% of net revenues in 1997 to 31.9% in 1998 because of higher printing costs for the catalog and the build up of sales staff for the retail store.

For the second quarter 1998, general and administrative expenses amounted to $98,398, or 28.8% of net revenues, as compared to $113,193, or 33.0% of net revenues, for the same period last year. This decrease in costs of $14,795 is due to a decrease in administrative charges from Kids Stuff, Inc., an affiliated company, which provides support services to Havana. During 1997, support service costs were allocated to Havana based on the percentage of our total assets to that of the combined companies. Beginning January 1, 1998, a contract was established detailing specific fees for support services, as well as order fulfillment services, provided to us by Kids Stuff. Management believes these fees are substantially the same as the Company's cost to staff these functions itself. During this quarter, we were charged approximately $72,000 as compared to $110,000 allocated during the same quarter last year. Those costs include fulfillment services.

The operating loss before interest expense for the second quarter of 1998 was $83,396, or 24.4% of net revenues, as compared to an operating loss of $26,488, or 7.7% of net revenues, for the same quarter last year. The higher operating loss was due primarily to the one-time inventory charge, higher printing costs and costs associated with the start-up of the retail store.

During this quarter, we incurred a one-time interest charge of $3,350,000 because of the accounting for the beneficial conversion feature of a $100,000 convertible promissory note. On May 14, 1998, the note was converted into 400,000 Common Stock shares and 1,400,000 Class A warrants of the Company. See
Note 4E, "Sale of Unregistered Securities", in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

As a result of the accounting for the beneficial conversion feature, the net loss for the second quarter of 1998 amounted to $3,433,986, as compared to a net loss of $26,488 for the same quarter last year.

Six months ended June 30, 1998 compared to six months ended June 30, 1997.

Net revenues for the six months ended June 30, 1998 were $661,983, about the same as that reported for the same period last year of $658,127. Tobacco Club sales declined from $192,400 to $136,014. Sales from the retail store during the current six months of $60,904 offset that decline producing the minimal change between quarters. We plan to increase marketing and market tests to improve Tobacco Club membership and related sales, and to more fully develop the new retail store.

Cost of sales increased from 54.5% of net revenues in 1997 to 62.1% in 1998 primarily due to a one-time charge of $23,000 to cigar inventory as well as initial, lower margins in the retail store.

Selling expenses increased from 23.6% of net revenues in 1997 to 32.1% in 1998 because of higher printing costs for the catalog and the sales staff build up and other start-up costs for the retail store.

For the six months ended June 30,1998, general and administrative expenses amounted to $185,367, or 28.0% of net revenues, as compared to $204,811, or 31.1% of net revenues, for the same period last year. This decrease in costs of $19,444 is due to a decrease in administrative charges from Kids Stuff, Inc., an affiliated company, which provides support services to Havana. During the first six months of 1998, we were charged approximately $146,000 as compared to $205,000 allocated during the same quarter last year. Those costs include fulfillment services.

The operating loss before interest expense for the first six months of 1998 was $146,711, or 22.2% of net revenues, as compared to an operating loss of $60,664, or 9.2% of net revenues, for the same period last year. The higher operating loss was due primarily to the one-time inventory charge, higher printing costs and costs associated with the start-up of the retail store.

As a result of the accounting for the beneficial conversion feature previously discussed, the net loss for the six months ended June 30, 1998 amounted to $3,496,711, as compared to a net loss of $60,664 for the same period last year.

Liquidity and Capital Resources

At June 30, 1998, our accumulated deficit increased $3,496,712 from December 31, 1997 because of the net loss.

In addition to the net loss, cash was used by operating activities primarily to reduce accounts payable and to increase inventories. Cash uses were marginally offset by non-cash charges of $24,477 for depreciation and amortization as well as a decrease in deferred catalog costs of $25,624.

Cash was provided by financing activities primarily as a result of our initial public offering completed May 22,1998. In addition, amounts due affiliates increased $71,210 representing the net amount due under the support services agreement with Kids Stuff.

Currently, the Company has no credit facility. However, we have pledged our assets as guarantee on Kids Stuff's bank line of credit. This is a credit line of $800,000 with an outstanding balance of $732,000 at June 30, 1998. Interest is accrued at the bank's prime lending rate plus 1.0%. Under the terms of the lending agreement, a zero balance should be maintained for 30 consecutive days during the loan year ending June 30. The bank has waived this requirement for the loan year ended June 30, 1998.

The Company expects to meet current cash requirements from the working capital provided by the IPO and ongoing operations.

                Forward Looking Statements and Associated Risks

         Management's discussion and analysis contains forward looking statements which reflect Management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward looking statements as a result of changes in the trends in the tobacco or cigar retail and mail order industry, government regulations imposed on the tobacco industry, competition, availability and price of goods, credit availability, printers' schedules and availability, and other factors. Any changes in such assumptions or factors could produce significantly different results.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of this report:

    27. Financial Data Schedule


(b) No report on form 8-K was filed during the second quarter of 1998.

                                   Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Havana Group, Inc.

Date: 8/13/98                           /s/ William Miller
                                        ----------------------
                                        William Miller, CEO

Date: 8/13/98                           /s/ William Evans
                                        ----------------------
                                        William Evans, VP of Finance