Form 10QSB
period 1998-09-30
HAVANA GROUP INC
filed 1998-11-17
CIK 1053648

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the period ended September 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the transition period from   _____________________ to ______________________

Commission file number

THE HAVANA GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware                                              34-1454529
(State or other jurisdiction of  incorporation     (I.R.S. Employer
or organization)                                      Identification No.)

         4450 Belden Village Street, N.W., Suite 406, Canton, Ohio 44718
                    (Address of principle executive offices)
                                   (Zip Code)

                                 (330) 492-8090
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [ X ]                                        No [ ]

As of November 11, 1998, there were 1,860,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format.

                    Yes [ ]                                         No [X]

INDEX


Consolidated Balance Sheets September 30, 1998 (Unaudited) and
December 31, 1997.                                                             3
Consolidated Statements of Operations - Three Months and Nine Months Ended
September 30, 1998 and 1997 (Unaudited).                                       5
Consolidated Statements of Cash Flows - Three Months and Nine Months Ended
September 30, 1998 and 1997 (Unaudited)                                        6
Notes to Financial Statements                                                  7
Item 2 - Management's Discussion and Analysis or Plan of Operation            10
Part II - Other Information                                                   13

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                 September 30, 1998          December 31, 1997
------                                                                 ------------------          -----------------
                                                                          (Unaudited)
CURRENT ASSETS
    Cash and Equivalents                                                      $1,800,109                    $79,611
    Accounts receivable - trade (less allowance for doubtful
        accounts of $5,500)                                                       45,962                     37,574
    Inventories                                                                  425,947                    477,907
    Deferred catalog expense                                                      93,274                     54,183
    Due from affiliates                                                          111,876                          0
    Prepaid expenses                                                               4,338                      3,587
                                                                             -----------                 ----------
                Total current assets                                           2,481,508                    652,862

DEFERRED FEDERAL INCOME TAX                                                       29,070                     29,070

PROPERTY AND EQUIPMENT
    Machinery and equipment                                                       89,764                     83,575
    Furniture and fixtures                                                        18,572                     10,946
    Data processing equipment                                                     27,442                          -
    Leasehold improvements                                                        89,224                     83,945
                                                                             -----------                 ----------
                                                                                 225,002                    178,466
    Less accumulated depreciation                                                 93,272                     84,649
                                                                             -----------                 ----------
                                                                                 131,730                     93,817
OTHER ASSETS, NET OF ACCUMULATED
    AMORTIZATION
    Customer lists                                                               437,811                    464,479
                                                                             -----------                 ----------

                                                                              $3,080,117                 $1,240,228
                                                                             ===========                 ==========

    The accompanying notes are an integral part of these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                        September 30,               December 31,
------------------------------------                                             1998                      1997
                                                                                 ----                      ----
                                                                              (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                                            $207,364                   $177,893
    Due to affiliates                                                                  0                    130,392
    Customer advances and other                                                    2,187                      8,830
                                                                              ----------                 ----------
            Total current liabilities                                            209,551                    317,115

STOCKHOLDER'S EQUITY
    Preferred stock - $.001 par value, 10,000,000 shares authorized:
        Class A - 5,000,000 shares issued and outstanding                          5,000                      5,000
        Class B - 1,100,000 shares issued and outstanding                          1,100                      1,100
    Common stock, $.001 par value, 25,000,000 shares
            Authorized, 1,860,000 and 1,000,000 shares issued and outstanding      1,860                      1,000
    Additional paid in capital                                                 6,605,794                  1,092,900
    Retained earnings                                                         (3,743,188)                  (176,887)
                                                                              ----------                 ----------
            Total Stockholders' Equity                                         2,870,566                    923,113
                                                                              ----------                 ----------

                                                                              $3,080,117                 $1,240,228
                                                                              ==========                 ==========


    The accompanying notes are an integral part of these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                                   (Unaudited)                           (Unaudited)


                                                          1998                 1997               1998               1997
                                                          ----                 ----               ----               ----
   NET SALES                                            $326,129          $ 357,290             $988,112        $1,015,417

   COST OF SALES                                         201,033            170,244              611,809           528,607
                                                      ----------          ---------            ---------        ----------

   GROSS PROFIT                                          125,096            187,046              376,303           486,610

   SELLING EXPENSES                                       83,494             57,574              296,045           212,991

   GENERAL AND ADMINISTRATIVE
          EXPENSES                                       135,345             86,774              321,873           278,972
                                                      ----------          ---------            ---------        ----------

   NET (LOSS) FROM OPERATIONS                            (93,743)            42,698             (241,615)           (3,353)

   OTHER INCOME (EXPENSE)                                 24,154             (5,341)              25,314           (19,954)

   INTEREST EXPENSE RELATING TO
         CONVERTIBLE LOAN                                                     -                3,350,000             -

                                                      ----------          ---------            ---------        ----------
   NET INCOME (LOSS)                                   $ (69,589)           $37,357          $(3,566,301)         $(23,307)
                                                      ==========          =========          ===========        ==========


   BASIC INCOME (LOSS) PER SHARE (unaudited)              $ (.04)              $.04              $ (2.19)            $(.02)
                                                      ==========          =========          ===========        ==========

   DILUTED INCOME (LOSS) PER SHARE (unaudited)            $ (.04)              $.04               $(2.19)            $(.02)
                                                      ==========          =========          ===========        ==========

   Weighted Average Shares Outstanding                 1,860,000          1,000,000            1,630,000         1,000,000



    The accompanying notes are an integral part of these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended September 30,
                                                                                    -------------------------------------
                                                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                                     1998                  1997
                                                                                    ----------------       --------------
Net (loss)                                                                            $(3,566,301)            $(23,307)
Adjustments to reconcile net (loss) to net cash
 provided by operating activities:
        Depreciation and amortization                                                      35,292               29,028
        Addback of non-cash interest expense relating to conversion of loan             3,350,000
        Increase in accounts receivables - trade                                           (8,388)              (7,904)
        (Increase) in inventories                                                          51,960             (126,173)
        (Increase) in deferred catalog expense                                            (39,091)             (24,448)
        (Increase) decrease in prepaid expenses                                            (4,338)               1,338
        (Decrease) in accounts payable, customer
            advances and other                                                             22,827              (23,800)
                                                                                      -----------          -----------
Net cash provided (used) by operating activities                                         (158,039)            (175,266)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in fixed assets                                                            (46,536)             (12,808)

CASH FLOWS FROM FINANCING ACTIVITIES
    (Decrease) increase in due to affiliates                                             (130,392)            (396,462)
    (Increase) in due from affiliates                                                    (108,289)             589,028
    Sale of common stock net of offering costs                                          2,163,754                    0
    Borrowings on long-term debt - related parties                                       (200,000)                   0
    Payments on long-term debt - related parties                                          200,000                    0
    Increase in due to affiliates
                                                                                      -----------          -----------
Net cash provided by financing activities                                               1,925,073              192,566

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                         1,720,498                4,492

CASH - BEGINNING                                                                           79,611                5,895
                                                                                      -----------          -----------

CASH AND EQUIVALENTS - ENDING                                                          $1,800,109             $ 10,387
                                                                                      ===========          ===========




   The accompanying notes are an integral part of these financial statements

THE HAVANA GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business

Business Description and Principles of Consolidation - The Havana Group, Inc. (Company) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly owned subsidiary, Monarch Pipe Company (Monarch). Monarch manufactures smoking pipes and sells them exclusively to the Company. All significant inter-company accounts and transactions have been eliminated in consolidation

B. Reorganization - The Company was formed as a wholly owned subsidiary of Duncan Hill, Inc. in December 1997. The operations included in the accompanying unaudited financial statements prior to December 1997 are those of E. A. Carey of Ohio, Inc. (Carey), which was dissolved as part of the reorganization, and Monarch. Carey and Monarch were both wholly owned subsidiaries of Duncan Hill, Inc. prior to the reorganization. The Company acquired the assets and liabilities of Carey and the common stock of Monarch Pipe in the reorganization, which was accounted for at historical cost as a reorganization of companies under common control.

Note 2.  Basis of Presentation

A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period. Since the effect of adding the 588,316 warrants would be anti-dilutive, they are not considered in the calculation for the periods considered. The number of shares outstanding in computing basic and diluted earnings for the three months ended September 30, 1988 is 1,860,000; and for the nine months ended September 30, 1998, 1,630,000 were outstanding. For the three and nine months ended September 30, 1997, the number of shares outstanding in computing basic and diluted earnings per share was 1,000,000.

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

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.


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
                                                                ========

The Company's accounts receivable and inventories are pledged as collateral on Kids line of credit. The Company is also a guarantor which is irrevocable. At September 30, 1998, the balance on the line of credit was $732,000.

Note 4.  Stockholders' Equity


A.       Series B Preferred Stock

         On December 8, 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. Series B has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon reaching net pre-tax earnings of at least $500,000. If declared by the Board of Directors, Series B shareholders are entitled to receive quarterly dividends of no more than $.025 per share, payable out of surplus or net profits of the Company. As of July 23, 1998, the Board of Directors has not declared any dividends. As the Series B Preferred pays an annual $.10 dividend per share, the Company has recorded the Series B stock at $1.00 per share to reflect its estimated fair value.

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

Note 5.  Fair Value of Stock Based Compensation

         The Company has granted options to purchase 60,000 shares of Common Stock to certain directors with the same terms as the options granted to the CEO (Note 4).

         The Company accounts for employee stock options in accordance with the intrinsic value method and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation using the fair value method, the Company's net loss would have been increased by approximately $58,600, or $0.03 per share, for the nine months ended September 30, 1998.

         For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted using the Black-Scholes option pricing model assuming no dividends, 45% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.3%.


Note 6.  Public Offering

         On May 22, 1998, the Company completed its initial public offering which was declared effective by the Securities and Exchange Commission on May 14, 1998, whereby the Company sold 460,000 units, each unit consisting of one share of Common Stock, $.001 par value, and two Class A Warrants. The Company realized net proceeds of approximately $2,163,754 after payment of offering expenses of approximately $672,929.

         During June 1998, additional 69,000 units were sold by Duncan Hill as the overallotment of the Company's public offering.

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

On May 14, 1998, the Securities and Exchange Commission declared our initial public offering effective, and it was subsequently completed on May 22, 1998. Proceeds from that offering amounted to $2,163,754 net of offering expenses of $672,929.

During the nine months ended September 30, 1998, catalog sales provided about 70% of gross revenues, Club member sales comprised another 20%, and the balance was provided by the developing retail store.

In January 1998, the Company borrowed $100,000 from one private investor evidenced by a promissory note of $100,000. This is the same private investor mentioned in Note 4E, "Sale of Unregistered Securities." The note bore interest at 8% per annum and was paid on May 22, 1998 out of proceeds of the Company's initial public offering.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Net revenues for the quarter ended September 30, 1998 were $326,129, down from the previous quarter last year of $357,290 Tobacco Club sales declined slightly from $66,855 to $65,391. Sales from the retail store during this quarter of $31,289. This increase offset that decline producing the minimal change between quarters.

Cost of sales increased from 47.6% of net revenues in 1997 to 60.4% in 1998 primarily due to lower gross margins experienced during the Company's August promotional activity.

Selling expenses increased from 16.1% of net revenues in 1997 to 26.8% in 1998 because of higher printing costs for the catalog and the completion of staffing for the retail store.

For the third quarter 1998, general and administrative expenses amounted to $135,345 or 41.5% of revenues, as compared to $86,774, or 24.3% of sales, for the same period last year. This increase was due to an $13,600 building rent allocation from Kids Stuff, as well as an accounting charge of $11,000. Additionally, there were higher than usual T & E costs of $6,600.

The operating loss from operations for the third quarter of 1998 was $93,793, or 28.7% of total sales, as compared to an operating loss of $23,307, or 2.30% of total sales, for the same quarter last year. The greater operating loss was due primarily to reductions in gross margin and increased general and administrative costs.

During the previous quarter, we incurred a one-time interest charge of $3,350,000 because of the accounting for the beneficial conversion feature of a $100,000 convertible promissory note. On May 14, 1998, the note was converted into 400,000 Common Stock shares and 1,400,000 Class A warrants of the Company.

Nine months ended September 30, 1998 compared to Nine months ended September 30, 1997.

Net sales for the nine months ended September 30, 1998 were $988,112 slightly less than that reported for the same period last year of $1,015,417. Tobacco Club sales declined from $283,317 to $203,137. Sales from the new retail store during the current nine months of $92,193 offset that decline producing the minimal change between quarters. We plan to increase marketing and market tests to improve Tobacco Club membership and related sales, and to more fully develop the new retail store.

Cost of sales increased from 52.1% of net revenues in 1997 to 61.5% in 1998 primarily due to initial, lower margins in the retail store and one-time charges for cigar inventory losses.

Selling expenses increased from 21.0% of net revenues in 1997 to 30.4% in 1998 because of higher printing costs for the catalog and the sales staff costs for the retail store.

The operating loss before interest expense for the first nine months of 1998 was $241,615, or 24.5% of net sales, as compared to an operating loss of $3,353, or
 .3% of net sales, for the same period last year. The higher operating loss was due primarily to the one-time inventory charge, higher printing costs and costs associated with the start-up of the retail store.

For the nine months ended September 30, 1998, general and administrative expenses amounted to $321,873 or 32.6% of net revenues, as compared to $276,972 or 27.3% of net revenues for the same period last year. This increase of $44,901 is primarily due to of building rental costs from Kids Stuff, (an affiliated company) of $13,600, accounting fees of $11,000, and an accrual adjustment for property and franchise taxes of $5,000, and higher than usual travel costs of $6,600.

As a result of the accounting for the beneficial conversion feature previously discussed, the net loss for the nine months ended September 30, 1998 amounted to $3,566,301, as compared to a net loss of $23,307 for the same period last year.

Liquidity and Capital Resources

At September 30, 1998, our accumulated deficit increased $3,566,301 from December 31, 1997 because of the net loss.

In addition to the net loss, cash was used by operating activities primarily to reduce accounts payable and to increase accounts receivable. Cash uses were somewhat offset by non-cash charges of $35,291 for depreciation and amortization. In the nine months ended September 30, 1997, cash uses were primarily utilized to increase inventories and the purchase of property and equipment.

Cash was provided by financing activities as a result of our initial public offering completed May 22, 1998. In addition, amounts due affiliates increased $108,289 primarily due to activities associated with Monarch Pipe.

Currently, the Company has no credit facility. However, we have pledged our assets as guarantee on Kids Stuff's bank line of credit. We do not expect any liability to accrue to the Company as a result of this guarantee. This is a credit line of $800,000 with an outstanding balance of $732,000 at September 30, 1998. Interest is accrued at the bank's prime lending rate plus 1.0%. Under the terms of the lending agreement, a zero balance should be maintained for 30 consecutive days during the loan year. The bank has waived this requirement until the new loan package has been negotiated.

The Company expects to meet cash needs over the next 12 to 15 months through working capital provided by the recently completed offering and cash from operations.

Year 2000 Issues

Many existing computer programs use only two digits to identify a year in the date field. Their programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The company is currently working to correct its computers and does not believe that the expenditures will materially adversely impact the company, although no assurances can be given in this regard. The Company purchases its materials from numerous vendors. While the Company has not determined whether all its vendors will be year 2000 compliant before the problem arises, Management believes that since it is not dependent on any major vendor, its operations will not be materially or adversely effected by the failure of a few vendors to timely correct the problem. However, no assurances can be given that Management will be correct in its belief.

Forward Looking Statements and Associated Risks

         Management's discussion and analysis contains forward looking statements which reflect Management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward looking statements as a result of changes in the trends in the tobacco or cigar retail and mail order industry, government regulations imposed on the tobacco industry, competition, availability and price of goods, credit availability, printers' schedules and availability, and other factors. Any changes in such assumptions or factors could produce significantly different results.


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


                                                  The Havana Group, Inc.

Date:     11/12/98                                /s/ William L. Miller
                                                  ------------------------------
                                                  William Miller, CEO & CFO