Form 10KSB
period 1998-12-31
HAVANA GROUP INC
filed 1999-04-14
CIK 1053648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended December 31, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to ________


                        Commission File Number: 0-24269

                             THE HAVANA GROUP, INC.
             (Exact name of Registrant as specified in its charter)


Delaware                                                                          34-1454529
(State or other jurisdiction of                                                   (I.R.S. Employer
incorporation or organization                                                     (Identification No.)


                     4450 Belden Village St., N.W., Ste. 406
                               Canton, Ohio 44718
               (Address of principal executive offices) (Zip Code)


                         Registrant's telephone number,
                       including area code: (330) 492-8090

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.001 par value, Class A Common Stock Purchase Warrants


                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ___.

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     As of March 29, 1999 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 885,000 shares of Common Stock, $.001 par value, was approximately $1,549,000 based on the last sale price of $1.75 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of March 29, 1999 was 1,860,000.

Item 1.           Description of Business

GENERAL

     The Havana Group, Inc. (the "Company") is a Delaware corporation engaged in the business of (i) operating a retail smokeshop in Canton, Ohio which primarily sells pipes, cigars and smoking accessories; (ii) marketing pipes, tobaccos and related accessories directly to consumers through its full color catalog (the "Carey Smokeshop Catalog"); and (iii) providing a program of automatic periodic shipments of tobacco directly to consumers (the "Carey Tobacco Club"). The Company intends to create and develop a Cigar Club (the "Havana Group Direct") pursuant to which the Company will charge certain membership fees and offer certain cigar purchasing, warehousing and shipping services in return for membership, purchasing and shipping fees. The Company does not sell cigarettes, but it may choose to do so in the future.

     The Company has one wholly-owned subsidiary namely, Monarch Pipe Company ("Monarch"). Monarch manufactures smoking pipes which are exclusively sold by the Company. Monarch is located in Bristow Oklahoma. Monarch employs three people and has the production capacity of 20,000 smoking pipes per year. The wood used to produce the smoking pipes (i.e. briarwood) is purchased on a semi-finished basis and Monarch completes the assembly and finishes the final product. Products produced by Monarch are marketed as middle market pipes, with retail prices ranging from approximately $20 to $40 and with factory costs of $6.00 to $9.50 per unit.

     The Company's predecessor, E.A. Carey of Ohio, Inc., an Ohio corporation ("Carey"), formed the Company as a Delaware subsidiary on November 26, 1997 and merged Carey into the Company for the purpose of its reincorporation in Delaware, which merger was effective December 5, 1997. In connection with this reincorporation, the Company issued 1,000,000 shares of Common Stock to Duncan Hill, Inc. ("Duncan Hill") and assumed all liabilities of Carey.

     The Company through Carey has been in business for over 40 years. Carey was formed to sell the patented Carey "Magic Inch" smoking pipe exclusively through mail order during the 1960's and 1970's. In 1984, Duncan Hill purchased Carey. Since then, Carey (and now the Company) has operated as a subsidiary under Duncan Hill's control. Duncan, a publicly-held corporation, is controlled approximately 68% by William L. Miller, the Company's Chief Executive Officer, and his wife, Jeanne E. Miller. Unless otherwise indicated, all references in this Form 10-KSB to the Company include the Company, Monarch and its predecessor, Carey.

STRATEGIES

     The Company believes that its expertise in the marketing and merchandising of smoking products and the recent introduction of its smokeshop will provide the basis for future growth by use of the following strategies:

     Development of the Havana Group Direct. The Company plans to develop the Havana Group Direct, a direct marketing cigar club. The Company would obtain membership inquiries through magazine and newspaper advertisements, and solicit memberships by offering services in return for an annual membership fee. Services would include providing individual humidor space for up to 50 boxes of cigars, a personalized buying service for the member's cigar preference, and a periodic newsletter of items of interest for cigar smokers. The Company would also sell cigars to its members at cost plus a handling charge in return for the member's annual fee.

     The Smokeshop. The Company had operated a smokeshop named "Carey's Smokeshop" from 1984 to 1996 to maintain a retail presence and provide the Company with a factory outlet for its overstock products which have not been sold through the Carey Smokeshop Catalog or the Carey Tobacco Club. In October 1996, the Company closed its retail store, leased an off-mall retail location in Canton, Ohio, and reopened as "The Havana Group" (hereinafter referred to as the "Smokeshop") on December 8,1997. The Smokeshop sells pipes, cigars, smoking accessories, fine wines and imported beers. The Company may expand the number of retail stores depending upon the success of its existing store and available external financing, if any.

     Maintain Carey's Smokeshop Catalog. The Company believes that Carey's Smokeshop catalog provides a good initial revenue base. The Company believes that it must maintain and expand its customer base. The Company plans to alter the merchandise mix of products offered in the catalog, change the pricing to reflect more lower price goods, and offer discounts to members joining a Carey "Tobacco lovers" price club. Additionally, the Company plans to offer "Make-Your-Own" and "Roll-Your-Own" cigarettes constructed of natural tobaccos.

     Establish the Carey site on the World-Wide-Web for e-commerce purposes. The Company believes that it can successfully sell its products and develop its business through the world-wide-web and its web site, the havanagroup.com, which is expected to be established in the second quarter of 1999. The Company would offer a special department on its web site for Havana Group Direct members so that special prices could be obtained and the member could access his individual humidor. Non-member cigar purchases could be made through a second department that has non-member sale offers and special cigar auctions. The Carey's
Smokeshop Catalog would be available for purchases of pipes, accessories, tobaccos, and certain cigars selected for catalog use.

MERCHANDISING

     The Company designs all of its Carey "Magic Inch" and Duncan Hill "Aerosphere" smoking pipes and produces them at its Monarch Pipe facility in Oklahoma. The current Carey catalog contains 18 design groups marketed as various series, such as "The Executive Collection" or "Carey Classic Series." Additionally, the Company offers other hand made imported smoking pipes in its catalog, generally at retail prices from $19.95 to $79.95 each. The Company sources these products from international suppliers and from domestic distributors of imported pipes.

     The Company merchandises tobaccos and cigars from domestic sources, which either import their products or manufacture in this country. Carey offers 28 tobacco blends in its current catalog, along with 23 different brands and sizes of cigars. Because of the composition of the catalog customer base, cigar sales are generally mid-range in the cigar market, with the most popular cigar the Carey Honduran bundle, which retails from $1.15 to $1.60 per cigar. Because of the upscale target market of the retail store, cigar sales range from $2.50 to $7.50 per cigar, with an average price of $5.00 per cigar.

     The Company intends to merchandise cigars for its Havana Group Direct marketing cigar club by offering its own private label "Havana Group" cigar, plus other well known and established brand names, such as "Arturo Fuente", "H. Upmann", "Dunhill", "Montecruz", "Partagas", "Punch", "Ashton", "Macanudo" and others. It is the Company's intent to price brand name cigars at full retail markups and then offer the club member a discount for purchases in box quantities for storage in their Havana Group personal humidor.

MARKETING

     Currently, the Company markets its products directly to consumers through its "Carey's Smokeshop" catalog, and through its "Carey Tobacco Club." For the year ended December 31, 1998, Carey mailed 357,961 catalogs, which generated average gross revenues of $2.54 per catalog mailed. The catalog consists of 48 full color pages, with approximately 80% offering pipes, tobaccos, and related accessories, approximately 20% offering cigars and cigar related accessories and the remaining balance of the catalog offering various men's products.

     Carey Tobacco Club, in operation since 1975, is a program of automatic periodic shipments of tobacco directly to consumers. Members are solicited in the catalog, and in return for their membership agreement they are offered products at a discounted price. The member selects the blend, the quantity of tobacco per shipment and the frequency of the shipments. Billing is by credit card or a Carey open account. Carey Tobacco Club relies upon brand loyalty, and the Company estimates that 80% of the Club membership have been members in excess of five years. At December 31, 1998, Carey Tobacco Club had 1,804 active members who placed 12,355 orders during the year ended December 31, 1998, and generated $271,942 in gross sales in 1998 for the Company.

     The Company plans to create and develop the "Havana Group Direct," a direct marketing cigar club. The Company would develop its member base using the same marketing methods it has historically used in the smaller pipe and tobacco business, namely using magazine and newspaper advertising to generate a Havana Group inquiry and then converting the inquiry to a membership using direct marketing techniques, including direct mail, CD Rom and telemarketing. The Company has retained Simmons Market Research Bureau to identify advertising media containing cigar smokers of similar demographic characteristics. The
Company believes that it can successfully generate Havana Group cigar club members on the aforementioned basis.

     The Company plans to offer its Havana Group Direct cigar club membership on an annual fee basis, and to offer certain services in return for the membership fee. The Havana Group Direct would construct its own climate-controlled warehouse, and each member would receive their personal humidor capable of storing up to 50 boxes of cigars within the Havana Group Direct humidified warehouse. The Havana Group Direct would encourage purchase and collection of fine cigars by each member, and distribute those cigars to the member in any requested quantity by first and second day air shipment. Each member would be invoiced for the purchase of the cigars and courier service. To encourage collection of fine cigars, Havana Group Direct would offer a personal buying service for any premium cigar desired by the individual member (however, the Company will not sell products made in Cuba). The product would be supplied from stock or, alternatively, would be sourced and purchased for the member's account. Upon receipt, the cigars would be shipped to the member or placed in the member's personal humidor for later distribution as requested. Havana Group Direct would identify this as "Concierge Level" services.

     Havana Group Direct anticipates that all cigars cannot be supplied from its own inventory, and that many requested brands will be subject to deliveries from the major manufacturers. In cases where the requested cigars are not in stock at the time of the member's request, Havana Group Direct will place the cigars on order for the member's account.

     The Company had operated a retail outlet, "Carey's Smokeshop," since 1984. In October 1996, the Company closed the outlet, redesigned the planning and marketing strategies, and reopened the Smokeshop in Canton, Ohio, as The "Havana Group" during December 1997.

     The new retail outlets offer product groups proven historically in the smokeshop industry, and has added other product lines, such as fine wines and imported beers. At its current location, the Company has determined the mix of product by taking proven product lines of smokeshops, and deleting certain product lines inconsistent with The Havana Group image. Such product lines dropped include domestic cigarettes, smokeless tobacco, candy, gum, snacks and greeting cards. The Company would expand its retail efforts upon evaluation of its Canton, Ohio store.

CUSTOMER SERVICE AND TELEMARKETING

     During 1998, the Company derived approximately 66% of its revenues through orders placed over the telephone and emphasizes superior customer service. The Company's payment terms have been major credit cards, checks or open account. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment. The Company's return rate is approximately 4.2% of sales. The Company purchases telemarketing services from its affiliate, Kids Stuff, Inc. ("Kids Stuff"), a publicly-held corporation controlled by Duncan

Hill. During the past three fiscal years, Kids Stuff processed over 75,000 telephonic customer orders, catalog requests and service requirements on behalf of the Company.

FULFILLMENT AND DELIVERY

     The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. The Company purchases its fulfillment operations from its affiliate, Kids Stuff. Kids Stuff's facility consist of 28,000 square feet of leased facilities in North Canton, Ohio. The facility is designed to process incoming shipments on a palletized or boxed basis, and to process outgoing shipments on an individualized cost effective basis. Orders shipped are individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted. Kids Stuff's fulfillment center processed over 80,000 Havana Group shipments in the past three fiscal years.

INVENTORY/PURCHASING

     The Company conducts its purchasing operations at its general offices in Canton, Ohio. Each catalog contains approximately 336 products or stock keeping units (SKU's). Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for the Company's inventory.

PRODUCT SOURCING

     The Company acquires products for resale in its catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes are manufactured by the Company's wholly-owned subsidiary, Monarch. Monarch supplies approximately 16% of the Company's catalog products. Other than Monarch, the Company currently has three vendors that supply more than 10% of its catalog products. These companies include Lane Limited (30%), Hollco-Rohr Co. (15%) and Consolidated Cigar Inc. (10%). Any disruption of service from any of these companies may have an adverse effect on the Company's future sales. Although these suppliers provide a substantial portion of the Company's catalog product, the Company believes that, with the exception of products made by Monarch, most products can be sourced from alternative suppliers. The Company acquires products for sale in the retail store from numerous domestic vendors.

SEASONALITY

     The Company's revenues are not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Smokeshop customer is believed to be generally the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases.

     The Company's experience with the Smokeshop has been limited to one season and has not afforded the Company the opportunity to determine seasonality fluctuations for that segment of its business. However, the Company estimates a slight increase in fourth quarter sales due to traditional gift purchasing. Otherwise, the Company estimates a steady revenue flow from month to month.

DATA PROCESSING

     The Company currently does not have any data processing equipment. It currently relies upon Kids Stuff to provide data processing services. The Company is allocated its portion of data processing costs.

AGREEMENT WITH KIDS STUFF

     Prior to January 1, 1997, all fulfillment and administrative services of the Company were performed and paid for by Duncan Hill which also provided similar services to its subsidiary, Kids Stuff. Fulfillment services included order taking, order processing, customer service, warehouse packing and delivery, telephone contracts and shipping contracts. Fulfillment services were charged to the Company and Kids Stuff based on the actual cost. Administrative services included wages and salaries of officers, accounting, purchasing, executive and creative/marketing personnel. It also included, all leases, contracts, equipment rentals and purchases, audit, legal, data processing, insurance and building rent and maintenance. The administrative costs were allocated by Duncan Hill to the Company and Kids Stuff based upon the percentage of assets for each operating subsidiary to the total assets for all operating subsidiaries. The percentages for 1996 were 31% to the Company and 69% to Kids Stuff.

     During 1997, all administrative and fulfillment services were performed or paid by Kids Stuff on behalf of the Company. All fulfillment services were contracted and paid by Kids Stuff and charged to the Company based on the actual cost. All administrative costs were allocated between the Company and Kids Stuff based upon the percentage of assets for each respective operating company to the total assets for both operating companies with 33% charged to the Company for the period January 1, 1997 through June 30, 1997 and 21% charged to the Company for the period July 1, 1997 through December 31, 1997. Duncan Hill incurred certain other costs which included legal and outside accounting/auditing expenses. These costs were allocated to the Company and Kids Stuff based on the same method and percentages as described above.

     Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 based upon the following: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company has calculated these fees based on actual 1997 costs, and it is Management's belief that these fees would represent actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there were none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. This agreement has been extended by the parties on a month-to-month basis. In addition to the above, the Company also expects to incur additional administrative costs such as the salaries of the Company's Chief Executive Officer, legal, accounting, depreciation and amortization and tax expenses which costs will be incurred by and paid for directly by the Company.

COMPETITION

     The Company believes that there are currently approximately 1,000 to 1,500 full line smoke shops in the United States. While certain retail smoke shops have adopted catalogs and mail order techniques as a method for creating additional revenue, the Company believes that the number of retailers involved in this area of distribution to be relatively small in number. The Company has identified four companies that are involved in mail order as a primary method of sales and distribution, and believes that this constitutes the Company's primary current mail order competition. The four identified competitors, which include 800 JR Cigar, Thompson's Cigar, Fred Stoker & Sons, Inc., and Fink are all mail order cigar businesses that are substantially larger than the Smokeshop. Management believes that the largest competitor in the mail order cigar business is 800 JR Cigar. Competition in all aspects of the Company's business is intense with many competitors having more experience and greater financial resources than the Company. No assurances can be given that the Company will be able to successfully compete in all aspects of its business in the future.

TOBACCO INDUSTRY--GOVERNMENT REGULATIONS

     The tobacco industry is subject to regulation in the United States at the federal, state and local levels, and the recent trend is toward increasing regulation. A variety of bills relating to tobacco issues have been recently introduced in the United States Congress, including bills that, if passed, would: (i) curtail the advertising and promotion of all tobacco products and restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products at the federal level from the United States Federal Trade Commission (the "FTC") to the United States Food and Drug Administration (the "FDA") and require the tobacco industry to fund the FDA's oversight; (v) increase tobacco excise taxes; (vi) restrict the access to tobacco products by, among other things, banning the distribution of tobacco products through the mail, except for sales subject to proof of age; (vii) require licensing of retail tobacco product sellers; (viii) regulate tobacco product development; and
(ix) require tobacco companies to pay for healthcare costs incurred by the federal government in connection with tobacco related diseases. Although hearings have been held on certain of these proposals, to date, none of such proposals have been passed by Congress. Future enactment of such proposals or similar bills may have a material adverse effect on the Company's business, results of operations and financial condition.

     In August 1996, the FDA determined that nicotine is a drug. Accordingly, the FDA determined that it had jurisdiction over cigarettes and smokeless tobacco products, pursuant to the FDA determination that cigarette and smokeless tobacco products are drug delivery devices used for the delivery of nicotine. Although certain legal challenges to the FDA's determination are pending, there can be no assurance that such determination will not be upheld, nor that in the future, the FDA will not prevail in an attempt to extend such jurisdiction to cigars. In addition, a majority of states restrict or prohibit smoking in certain public places and restrict sale of tobacco products (including cigars) to minors. Local legislative and regulatory bodies have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Individual establishments such as bars and restaurants have further prohibited pipe and cigar smoking even though other tobacco products are permitted in such establishments. Further restrictions of a similar nature could have a material adverse effect on the business, results of operations and financial condition of the Company. Numerous proposals have also been considered at the state and local level restricting smoking in certain public areas. Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although no federal law currently requires that cigars carry such warnings, California has enacted laws requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Similar legislation has been introduced in other states. In addition, effective January 1, 1998, smoking, including cigar smoking, has been banned by the State of California in all bars, taverns and clubs where food and alcohol is served. Other legislation recently introduced in a state would, if enacted, require warning labels on cigar boxes. Certain states have enacted legislation which require cigar manufacturers to provide information on the levels of certain substances in their cigars to these states on an annual basis. There can be no assurance that such legislation or more restrictive legislation will not be passed by one or more states in the future. Consideration at both the federal and state level also has been given to consequences of second hand smoke. There can be no assurance that regulations relating to second hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's business, results of operations and financial condition.

     Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation of cigars. Increased publicity may prompt research studies by various agencies such as the National Cancer
Institute, the American Cancer Society, and others. Such research can, by its ultimate content, influence additional regulation of cigars by federal, state, and local regulatory bodies. There can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business, results of operations and financial condition.

     On a national level, Senate Bill 1415 had been introduced by Senator John McCain. During 1998, this Bill proposed the comprehensive regulation of tobacco products, but at the time of its introduction, it specifically excluded the regulation of cigars and pipe tobacco. However, the Bill did contain a provision requiring the Secretary of Health and Human Services to monitor the use of cigars and pipe tobacco by underage individuals. The Secretary would have been required to notify Congress "if the Secretary determines that a decrease in underage use of tobacco products resulting from the enactment of Senate Bill 1415 has produced an increase in underage use of pipe tobacco and cigars." Presumably, at that time, Congress would have to consider expanding the definition of regulated products to include cigars and pipe tobacco. While this Bill was not passed by the Senate during 1998, there is no assurance that similar bills will not be passed by the current or future Congress.

     Beyond Congressional action, federal regulators have also been examining whether the cigar industry merits tougher rules, as well. In early 1998, the Federal Trade Commission ordered cigar manufacturers to report how they market cigars, how much they spend on advertising, and who is buying their products. The FTC Chairman indicated that warning labels might be justified in the future.

TOBACCO INDUSTRY LITIGATION

     The tobacco industry has experienced and is experiencing significant health-related litigation. Private plaintiffs in such litigation are seeking compensatory and, in some cases, punitive damages, for various injuries claimed to result from the use of tobacco products or exposure to tobacco smoke, and some of these actions have named cigarette distributors as well as manufacturers as defendants. Over 40 states have filed lawsuits against the major United States cigarette manufacturers to recover billions of dollars in damages, primarily costs of medical treatment of smokers. On June 20, 1997, the Attorney General of 40 states and several major cigarette manufacturers announced a proposed settlement of the lawsuits filed by these states (the "Proposed
Settlement"). The Proposed Settlement, which would have required Federal legislation to implement was rejected by Congress. The Proposed Settlement would have significantly changed the way in which cigarette companies and tobacco companies do business. Among other things, the tobacco companies would have been required to pay hundreds of billions of dollars to the various states; the FDA could have regulated nicotine as a "drug" and tobacco products as "drug delivery devices;" all outdoor advertising, sports event advertising and advertising on non-tobacco products would have to be banned and certain class action lawsuits and punitive damage claims against tobacco companies would have been prohibited. There can be no assurance that similar litigation will not be brought against cigar manufacturers and distributors. The potential costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business, results of operations and financial condition.

     The State of Florida has entered into a settlement agreement with major United States cigarette manufacturers with respect to tobacco products, including roll-your-own and little cigars. This settlement agreement provides, in part, for a ban on billboard and transit advertising, significant document disclosure by the settling cigarette companies and billions of dollars in settlement payments. The State of Mississippi announced a separate settlement agreement with major cigarette manufacturers which provides for a payment of $4.0 billion. The recent increase in the sales of cigars and the publicity of such increases may increase the probability of legal claims.

     During 1998, five major cigarette manufacturers and one smokeless tobacco manufacturer entered into a separate agreement (the "Master Settlement Agreement") with 46 states to settle Medicaid claims. The manufacturers pledged $205 billion over a 25- year period and agreed to eliminate outdoor billboard advertising of tobacco products and certain other minor advertising restrictions. A "Model Law" was proposed as part of the agreement but it is up to each individual state legislature to enact legislation to codify the agreement on a state-by-state basis. There is no guarantee that the states will enact legislation similar to, or if at all like, the Model Law. As the agreement is between the major manufacturers and the various states, there is no Provision for FDA regulation of cigarette and smokeless tobacco manufacturing or marketing. However, there is no guarantee that the U.S. Congress will not enact legislation granting the FDA, or other governmental agencies, additional regulatory authority over the manufacturing and marketing of tobacco products, including cigars and pipe tobaccos.

PRODUCT LIABILITY INSURANCE

     There is a possibility that someone could claim personal injury or property damage resulting from the use of products purchased from the Company. As a seller of tobacco products, the Company is exposed to potential liability. Since 1990, the Company's parent, Duncan Hill, has maintained, for itself and its subsidiaries, product liability insurance. Currently, the amount of coverage is $1 million per occurrence and $2 million in the aggregate. The policies are for a period of one year and are currently in effect through September 17, 1999. Although the Company believes that its present insurance coverage is sufficient for its current level of business operations, there is no assurance that such insurance will be sufficient to cover potential claims, or that adequate, affordable insurance coverage will be available to the Company in the future. A partially or completely uninsured successful claim against the Company or a successful claim in excess of the liability limits or relating to an injury excluded under the policy could have a material adverse effect on the Company.

OTHER REGULATORY MATTERS

     The Company's business, and the catalog industry in general, is subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The sale of beer and wine is regulated in Ohio by the Ohio Department of Liquor Control which requires the Company to be licensed in order to sell such products. The Federal Trade Commission regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales in states where it is required to do so. The Company has no claims or regulatory matters in process or pending as of the date of this Form 10-KSB.

PATENTS, TRADEMARKS AND TRADE NAMES

     The Company owns two patents: one for the Aerosphere Smoking system; and one for the Carey Magic Inch Smoking System. The Company also owns the registered trademarks of the Duncan Hill smoking pipe, "EA Carey" the registered trade name for the Carey smoking pipe, and "Magic Inch," the registered trade name of the Carey smoking system. All trademarks and patents are currently maintained in effect, with the exception of the U.S. patent for the Carey Magic Inch Smoking System which has expired.

EMPLOYEES

     As of February 28, 1999, the Company has four full-time salaried management employees, six hourly full-time employees, and two hourly part-time employees in its order entry and customer service departments, retail store, and its Monarch pipe manufacturing facility.

Item 2.           Description of Property.

     The Company's principal offices are located in Canton, Ohio, and are shared with the Company's parent and Kids Stuff. The facility consists of 5,600 square feet and is leased by Duncan Hill through September 30, 1999 with options to renew for a period of one year. The Company's warehouse and distribution center is currently operated by Kids Stuff. It is located in North Canton, Ohio and consists of approximately 28,000 square feet, which is leased for a one year term expiring September 30, 1999. The Company utilizes approximately 5,000 square feet of this building. Currently, all leases are in the name of Duncan Hill, and the rent is paid by Kids Stuff. The Company currently pays $32,200 per annum to Kids Stuff for the use of the aforementioned facilities and for use of certain equipment.

     Kids Stuff intends to establish and lease a new operations center of approximately 34,000 square feet in 1999. This operation center, which is expected to be located in or about Canton, Ohio, would include customer relations, order entry and warehouse and distribution operations and would replace its existing warehouse facility. The Company intends to sublease these planned facilities from Kids Stuff at market value.

Item 3.           Legal Proceedings

     In the normal course of business, the Company may be involved in various legal proceedings from time to time. Presently, however, the Company is not a party to any litigation, whether routine or incidental to its business, or otherwise.

Item 4.           Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

     In May 1998, the Company sold 460,000 Units to the public, each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 and is exercisable at any time until the close of business on May 14, 2003. The Common Stock and Class A Warrants are quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "HVGP" and "HVGPW", respectively. As of March 29, 1999 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were $1.75 and $.53, respectively. The following table reflects the high and low sales prices for the Company's Common Stock and Class A Warrants for the periods indicated as reported by the NASD.


                                                   Common Stock
         Fiscal Year Ended December 31, 1998:                       HIGH                                LOW
              May 15 - June 30                                     $12.50.............................$ 5.75
              Third Quarter                                          7.50...............................3.125
              Fourth Quarter                                         5.125..............................3.375

                                                 Class A Warrants
         Fiscal Year Ended December 31, 1998:
              May 15 - June 30                                     $ 2.125.............................$0.75
              Third Quarter                                          2.625..............................0.50
              Fourth Quarter                                         2.125..............................0.25


     The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

     The Company had 6 record holders as of March 29, 1999 as reported by its transfer agent (Harris Trust Company of New York). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.            Managements' Discussion and Analysis or Plan of Operation.

     This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere in this Form 10-KSB.

     The Company is a consumer catalog business specializing in smoking pipes, tobaccos, cigars and related accessories. The Company manufactures and distributes the "Magic Inch" and "Aerosphere" smoking pipe systems, and the "Carey Honduran" lines of proprietary hand made cigars The Company's products are presently offered through the "Carey's Smokeshop" catalog. The Carey Tobacco Club is also offered through the catalog, which is a monthly program of tobacco shipments to Club members. During December 1997 the Company opened The Havana Group retail store.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR
ENDED DECEMBER 31, 1997.

     Total net sales for the year ended December 31, 1998 were $1,354,164, a decrease of 5.1% from 1997 sales of $1,427,574. Net sales include sales from merchandise, shipping and handling charges and mailing list rental. Tobacco Club sales decreased $96,957, a decline of 26.3% from 1997 sales of $368,009. This decline was largely offset by the revenue increase of the retail store, which increased to $122,480 in 1998 compared with $8,781 in 1997. Sales of the "Carey Smokeshop" catalog segment declined 3.6% to $1,013,336 in 1998, compared to $1,050,784 in 1997.

     Cost of sales as a percentage of net sales increased from 54.2% for 1997 to 66.5% for 1998. The largest factor for this was the increase in merchandise costs, as a percentage of net sales. Merchandise costs increased from 34.3% of net sales in 1997 to 42.6% of net sales in 1998. The Company attributes this increase to product tests and promotions of premium cigars, especially in the fourth quarter of 1998. Premium cigars typically carry lower gross margins and higher costs of sales that the Company's proprietary pipes and tobaccos.

     Selling expenses, as a percentage of net sales, increased from 22.2% for 1997 to 32.1% for 1998. This reflects slightly higher catalog advertising costs from 18.5% of sales in 1997 to 20.0% of sales in 1998, and also increased marketing expense due to retail store operations. The expense of sales personnel in the retail store is reflected in the Company's selling expenses. General and administrative expenses during 1998 were $473,598, or 35.0% of net sales, compared with $398,952, or 27.9% of net sales, for the year ended December 31, 1997. The increase is attributable to increased direct costs of operations, such as executive wages, professional fees, and travel expense that are in excess of those provided for in the Company's operating agreement with Kids Stuff. Effective January 1, 1998, the Company has an agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The aforesaid $206,100 and $2.40 per order processed is based upon actual costs incurred by Kid Stuff in 1997.

     Net loss for the year ended December 31, 1998 was $3,829,372, compared with a net loss of $61,772 for the year 1997. Non-cash interest expense associated with a note conversion contributed $3,350,000 of the loss incurred in 1998, and is described more fully in the Company's financial statement footnotes. The Company's operating loss of $454,603 was due to reduced gross profit margins and higher selling expenses due to premium cigar promotional activity and the promotion of the Company's retail store.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1998, the Company sold its securities in an initial public offering ("IPO") as described under "Item 5." Net proceeds of the offering amounted to approximately $1,917,282.

     At December 31, 1998, the Company had a deficit in retained earnings of $4,006,259, compared to a deficit in retained earnings of $176,887 at December 31, 1997. This resulted from an operating loss of $454,603 for the year ended December 31, 1998 and a $3,374,769 charge to earnings as interest expense, which includes $3,350,000 non-cash portion relating to a note conversion. For the year ended December 31, 1998, the impact of the operating loss on the Company's cash position was decreased by changes in working capital which effected operating activities. The operating activities consumed $79,270 in cash through increases in accounts receivable, inventories and other assets and decreases in accounts payable, but provided $24,998 from a decrease in deferred catalog expenses and prepaid expenses. The net effect of these changes and non-cash charges of $54,608 relating to depreciation and amortization, when added to the Company's net loss, resulted in net cash used by operating activities of $479,036. For the year ended December 31, 1998, the Company purchased property and equipment in the amount in the amount of $53,791. Financing activities during 1998 provided cash of $2,087,492 as a result of net proceeds from the sale of Common Stock of $1,917,282, proceeds from the sale of a convertible note of $100,000 and an increase in amounts due to affiliates of $70,210. The Company's ending cash balance increased to $1,634,276 at December 31, 1998.

     At December 31, 1997, the Company had a deficit in retained earnings of $176,887, compared to retained earnings of $684,885 at December 31, 1996. This resulted from a net loss of $61,772 for the year ended December 31, 1997 and an $800,000 adjustment to estimated fair value of 1,100,000 shares of Series B Preferred stock issued to Duncan Hill. For the year ended December 31, 1997, the impact of the operating loss on the Company's cash position was increased by changes in working capital which effected operating activities. The operating activities consumed $224,327 in cash through increases in accounts receivable, inventories, deferred catalog expenses and prepaid expenses, but provided $37,104 from an increase in accounts payable, customer advances and other accrued expenses. The net effect of these changes and non-cash charges of $39,780 relating to depreciation and amortization, when added to the Company's net loss, resulted in net cash used by operating activities of $209,215. For the year ended December 31, 1997, the Company's financing activities provided $378,322 in cash, from changes in current obligations to/from affiliates, and used $500 for the return of additional capital contribution to Duncan Hill for net cash used by financing activities of $377,822. The Company's investing activities used $94,891 in investments in fixed assets during 1997. For the year ended December 31, 1997, the combined effect of net cash used by operating activities of $209,215, net cash provided by financing activities of $377,822, and cash used by investing activities of $94,891 resulted in an increase in cash of $73,716 from $5,895 at December 31, 1996 to $79,611 at December 31, 1997.

     The Company has no credit facility at the current time. However, the assets of the Company are pledged as collateral along with the assets of Duncan Hill to guarantee an $800,000 bank line of credit in the name of Kids Stuff. Kid Stuff's bank line of credit had a balance of $762,000 at February 28, 1999. The repayment of the facility is guaranteed by Miller and the Company. Interest is charged at the rate of 1% over prime. It is the policy of the bank to review the credit facility annually, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank agreed to waive the "zero balance" required for fiscal 1997 and 1998. The amount outstanding under the line of credit is payable upon demand. The line of credit agreement expired June 30, 1998 and Kids Stuff is in the process of renegotiating the line of credit with the bank.

     In December 1997, the Company's predecessor, Carey, effected a reincorporation in Delaware and recapitalized the Company by replacing the 100 shares of no par value Carey common stock owned by the Company's parent, Duncan Hill with 1,000,000 shares of the Company's $.001 par value Common Stock and 5,000,000 shares of Series A Preferred Stock (and 138,000 warrants which converted into Class A Warrants identical to those sold in the IPO) through a stock split and stock dividend.

     The Company also issued to Duncan Hill 1,100,000 shares of Series B Convertible Preferred Stock in exchange for Duncan Hill's assumption of a $300,000 liability due to Kids Stuff. The Series B Convertible Preferred shares are convertible at the option of the holder into the Company's Common Stock at any time after the Company's pre-tax earnings reach $500,000 in any given calendar year on a one to one conversion basis.

     On January 23, 1998, the Company borrowed $200,000 in bridge financing from a bridge lender. The Company issued a non-convertible note in the principal amount of $100,000, which was repaid in May 1998 upon the completion of the Company's IPO and a convertible note in the principal amount of $100,000. Each note bore interest at the rate of eight (8%) percent per annum. The convertible note automatically converted into a total of 400,000 shares of the Company's Common Stock and 1,400,000 Class A Warrants on May 14, 1998 as a result of the Company's completion of its IPO. As a result of this financing, the Company recognized a one-time non-cash interest charge to earnings of approximately $3,350,000 in 1998. See "Notes to Consolidated Financial Statements."

     In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, there will be no effect to the Company other than to require a pro forma footnote disclosure. See "Notes to Consolidated Financial Statements."

     The Company has in the past granted its directors options to purchase an aggregate of 260,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. These options contain provisions pursuant to which the exercise price will decrease based upon the Company's operating performance. The Company does not anticipate that these options will have any material impact on its future operations.

     In March 1998, Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that the effect of adoption will not be material.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to be material.

Item 7.           Financial Statements

     The information required by Item 7, and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                             THE HAVANA GROUP, INC.
                                 AND SUBSIDIARY

                                FINANCIAL REPORT

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                                    CONTENTS



                                                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                                                  F-3

FINANCIAL STATEMENTS

     Consolidated balance sheet                                                                               F-4 through F-5

     Consolidated statements of operations                                                                    F-6

     Consolidated statements of stockholders' equity                                                          F-7

     Consolidated statements of cash flows                                                                    F-8

     Notes to consolidated financial statements                                                               F-9 through F-20


                          Independent Auditors' Report

To the Stockholders and Board of Directors
The Havana Group, Inc.
Canton, Ohio

     We have audited the accompanying consolidated balance sheet of The Havana Group, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Havana Group, Inc. and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     As discussed in Note B to the financial statements, The Havana Group, Inc. was formed in December 1997 and prior to then had no operations. The results of operations and cash flows prior to December 1997 included in the accompanying financial statements are those of the predecessor companies, E. A. Carey of Ohio, Inc. and Monarch Pipe Company.



HAUSSER + TAYLOR LLP




Canton, Ohio
April 5, 1999

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998





                                     ASSETS

CURRENT ASSETS
Cash                                            1,634,276
Accounts receivable, net of allowance
for doubtful accounts of $5,000                    46,460
Inventories                                       500,765
Deferred catalog expenses                          32,772
                                                ---------
Total current assets                            2,214,273

DEFERRED FEDERAL INCOME TAX                        29,070

PROPERTY AND EQUIPMENT

Leasehold improvements                             89,244
Furniture and fixtures                             16,863
Data processing equipment                          28,607
Machinery and equipment                            15,781
                                                ---------
                                                  150,495
Less accumulated depreciation                      18,511
                                                ---------
                                                  131,984
OTHER ASSETS, net of accumulated amortization
Customer lists                                    425,773
Other                                               2,222
                                                ---------
                                                  427,995
                                                ---------


                                               $2,803,322
                                                =========


   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET


                                December 31, 1998




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                $ 90,112
Accrued expenses                  49,190
Due to affiliates                200,602
Customer advances                  2,395
                              ----------
Total current liabilities        342,299

COMMITMENTS AND CONTINGENCIES          -

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par
 value,10,000,000 shares
 authorized:
Series A - 5,000,000 shares
 issued and outstanding            5,000
Series B -1,100,000 shares
 issued and outstanding            1,100
Common stock - $.001 par value,
25,000,000 shares authorized,
1,860,000 shares issued and
 outstanding                       1,860
Additional paid-in capital
 (including warrants)          6,459,322
Retained earnings (deficit)   (4,006,259)
                              ----------
Total stockholders' equity     2,461,023
                              ----------

                              $2,803,322
                              ==========




   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1998 and 1997



                                   1998                1997

NET SALES                     $1,354,164          $1,427,574

COST OF SALES                    900,272             773,695
                               ---------           ---------
GROSS PROFIT                     453,892             653,879

SELLING EXPENSES                 434,897             316,699

GENERAL AND ADMINISTRATIVE
 EXPENSES                        473,598             398,952
                               ---------            --------
LOSS FROM OPERATIONS            (454,603)            (61,772)

INTEREST EXPENSE               3,374,769                 -
                               ---------            ---------
NET LOSS                      (3,829,372)            (61,772)
                              ===========           =========
BASIC AND DILUTED LOSS
 PER SHARE                         (2.61)              (0.06)
                              ===========           =========


   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIAKY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1998 and 1997




                                     Common     Preferred       Paid-In         Retained
                                      Stock      Stock          Capital         Earnings          Total

BALANCE-JANUARY 1, 1997             $   500      $   -            $ -           $684,885       $685,385

RETURN OF CAPITAL CONTRIBUTION
TO DUNCAN HILL, INC.                   (500)         -              -               -               (500)

ISSUANCE OF 1,000,000 SHARE OF
COMMON STOCK TO DUNCAN
HILL,INC.                             1,000           -           (1,000)           -              -

ISSUANCE OF 5,000,000 SHARES OF
CLASS A PREFERRED STOCK TO
DUNCAN HILL, INC.                        -           5,000        (5,000)           -              -

ISSUANCE OF 1,100,000 SHARES OF
CLASS B PREFERRED STOCK TO
DUNCAN HILL, INC.                        -           1,100        1,098,900      (800,000)         300,000

NET LOSS                                 -            -               -           (61,772)        (61,772)
                                     -------         -----        ---------     --------        ----------
BALANCE- DECEMBER 31, 1997            1,000          6,100        1,092,900      (176,887)        923,113

NET PROCEEDS FROM THE ISSUANCE
OF 460,000 COMMON SHARES IN
PUBLIC OFFERING                         460            -          1,916,822         -           1,917,282

ISSUANCE OE 400,000 COMMON
SHARES AND 1,400,000
WARRANTS FOR CONVERSION                 400            -          3,449,600         -           3,450,000
OF NOTE PAYABLE

NET LOSS                                 -             -                -        (3,829,372)   (3,829,372)
                                     -------         -----        ---------     ------------   -----------
BALANCE-DECEMBER 31, 1998             $1,860     $   6,100      $ 6,459,322     $(4,006,259)   $2,461,023
                                     =======         =====        =========     ============   ===========




   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1998 and 1997




                                                                            1998            1997
CASH FL0WS FROM OPERATING ACTIVITIES
Net loss                                                                $   (3,829,372) $   (61,772)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Non-cash interest expense incurred on note conversion                       3,350,000            -
Depreciation and amortization                                                  54,608        39,780
(Increase)in accounts receivable                                               (8,886)       (3,294)
(Increase) in inventories                                                     (22,858)     (206,569)
Decrease (increase) in deferred catalog expenses                               21,411       (12,215)
Decrease (increase) in prepaid expenses                                         3,587        (2,249)
(Increase) in other assets                                                     (2,500)         -
(Decrease) increase in accounts payable, customer advances
and accrued expenses                                                          (45,026)       37,104
                                                                           -----------     ------------
Net cash (used) by operating activities                                      (479,036)     (209,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           (53,791)      (94,891)

CASH FL0WS FROM FINANCING ACTIVITIES
Increase in due to affiliates                                                  70,210       378,322
Net proceeds from sale of common stock                                      1,917,282           -
Return of capital contribution to Duncan Hill, Inc.                             -              (500)
Proceeds from convertible note                                                100,000           -
                                                                           -----------     ------------
Net cash provided by financing activitics                                   2,087,492       377,822
                                                                           -----------     ------------
NET INCREASE IN CASH                                                        1,554,665        73,716

 CASH - BEGINNING                                                              79,611         5,895
                                                                           -----------     ------------
 CASH - ENDING                                                          $   1,634,276 $      79,611
                                                                           ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                  $     24,769 $          -
                                                                           ===========     ============
Non-cash investing and tinancing activity disclosures are includcd in the notes to the financial statements.


   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Summary of Significant Accounting Policies

     A. Business Description and Principles of Consolidation - The Havana Group, Inc. is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly-owned subsidiary, Monarch Pipe Company (collectively, "the Company"). Monarch Pipe Company (Monarch) manufactures smoking pipes and sells them exclusively to the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company grants credit to
E. A. Carey Tobacco Club members.

     B. Reorganization - The Havana Group, Inc. was formed as a wholly-owned subsidiary of Duncan Hill, Inc. in December 1997. The operations included in the accompanying financial statements prior to December 1997 are those of E. A. Carey of Ohio, Inc. (Carey), which was dissolved as part of a reorganization, and Monarch. Carey and Monarch were both wholly-owned subsidiaries of Duncan Hill, Inc. prior to the reorganization. The Company acquired the assets and liabilities of Carey and the common stock of Monarch in the reorganization, which was accounted for at historical cost as a reorganization of companies under common control.

     C. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     D. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments.

     E. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. The allowance was $5,000 as of December 31, 1998. Bad debt expense was $13,965 and $14,041 for the years ended December 31, 1998 and 1997, respectively.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies (continued)

     F. Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

     G. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over periods ranging from four weeks to six months, the estimated length of time customers utilize catalogs and other mail order mailings. Catalog expense was $271,158 and $263,675 for the years ended December 31, 1998 and 1997, respectively.

     H. Property and equipment are carried at cost and depreciated using the straight-line and accelerated methods over their estimated useful lives ranging from five to ten years. Depreciation expense amounted to $15,624 and $1,074 for the years ended December 31, 1998 and 1997, respectively.

     Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

     I. A customer list was obtained in the acquisition of Carey in 1984 for $889,000. The acquisition was consummated primarily to obtain Carey's mailing list. The list is being amortized on a straight-line basis through 2008. At December 31, 1998, accumulated amortization was $463,227.

     J. Deferred taxes have been recognized to reflect temporary differences between financial reporting and income tax purposes. The principal differences are due to net operating losses and the treatment of deferred catalog expense.

     K. The Company maintains its cash at a financial institution. The bank balance is $1,615,999 as of December 31, 1998 and at times throughout the year exceeds federally insured amounts.

     L. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year. Duncan Hill, Inc., the Company's parent, holds 1,000,000 shares of common stock which were assumed to be outstanding during 1997 for purposes of the basic earnings per share calculation. There were no securities outstanding or granted as of December 31, 1998 that would have a dilutive effect on per share amounts. Additionally, the Company

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies (continued)

     experienced a net loss in 1997 and 1998. Therefore, no potential common shares shall be included in the computation of diluted per share amounts in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The weighted average number of common shares outstanding for both basic and diluted earnings per share was 1,511,287 and 1,000,000 for 1998 and 1997, respectively. The 1998 earnings per share calculation includes a charge of $110,000 relative to the cumulative dividends on the Series B Preferred Stock.

     M. New Authoritative Pronouncements

     In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company adopted this new standard during 1998. The effect of adoption was not material.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Dis-closure About Segments of an Enterprise and Related Information. SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. The Company adopted this new standard during 1998. The effect of adoption was not material.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to be material.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies (continued)

     In March 1998, Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," was used. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that the effect of adoption will not be material.

 Note 1.          Inventories

     Inventories consist of the following at December 31, 1998:

                  Raw materials                                                                    $ 141,569
                  Tobacco, cigars, and pipes                                                         317,711
                  Supplies and catalogs                                                               41,485
                                                                                                    --------
                                                                                                   $ 500,765

 Note 2.          Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The Company files its Federal income tax return as part of a consolidated group.

     Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31, 1998 and 1997:

                                                                                          1998           1997
                                                                                          ----           ----

                       Deferred tax assets:
                           Net operating loss carryforward                             $ 261,256       $ 124,270
                           Depreciation                                                      368         -
                           Valuation allowance                                          (221,412)        (76,613)
                                                                                         -------        --------
                               Total deferred tax assets                                  40,212          47,657
                                                                                        --------        --------



                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 2.          Income Taxes (continued)

                                                                                          1998           1997
                                                                                          ----           ----

                       Deferred tax liabilities:
                           Deferred catalog expense                                   $  (11,142)     $  (18,422)
                           Depreciation                                                  -                  (165)
                                                                                   -------------      ----------
                               Total deferred tax liabilities                            (11,142)        (18,587)
                                                                                        --------        --------
                       Net deferred tax asset                                         $   29,070      $   29,070
                                                                                        ========        ========

     The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance. The significant difference between 1998 book and tax income was $3,350,000 non-cash interest expense incurred on the note conversion (see Note 4E).

     The Company has net operating loss carryforwards which will expire as follows:

                                    Year                                    Amount

                                    2008                                $     6,500
                                    2009                                     57,600
                                    2010                                    105,900
                                    2011                                    121,000
                                    2012                                     74,400
                                    2018                                    403,000
                                                                            -------
                                                                          $ 786,400

 Note 3.          Agreement with Affiliated Company

     Duncan Hill, Inc. owns 85% of the outstanding voting capital stock of Kids Stuff, Inc. (Kids Stuff). In January 1998, the Company contracted with Kids Stuff whereby Kids Stuff would provide administrative, executive, and accounting services at an annual cost of approximately $206,100 and $2.40 per order processed. Havana is also obligated to pay 5% of its 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits in 1998. Total costs charged to Havana in 1998 amounted to $293,432. This agreement has been extended on a month-to-month basis. Management believes that this is substantially the same cost that it would incur should it procure these services itself.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 3.                Agreement with Affiliated Company (continued)

                         Accounting and Payroll Services                                            $   34,000
                         Administration and Human Resource Management                                   51,600
                         Data Processing                                                                34,900
                         Office Equipment and Facilities Use                                            32,200
                         Merchandising and Marketing Services                                           38,100
                         Purchasing Services                                                            15,300
                                                                                                      --------
                         Total                                                                       $ 206,100
                                                                                                       =======

     Kids Stuff, Inc. had provided these services to Havana during 1997 on an actual cost basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, plus general and administrative costs allocated on a pro rata basis by dividing the total assets of the operating entity requesting services by the sum of the total assets of all operating entities of Duncan Hill and the operating entity requesting services. Costs charged to Havana in 1997 amounted to $450,443.

     The accounts receivable and inventory of Havana and Kids Stuff are pledged as collateral which guarantees an $800,000 line of credit reflected on the financial statements of Kids Stuff. The Company's guarantee relative to the line of credit is irrevocable. The balance on the line of credit was $762,000 at December 31, 1998.

    Note 4.                Stockholder's Equity

     A. Common Stock

     The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. In connection with the reorganization discussed in Note B, the Company issued 1,000,000 common shares to its parent, Duncan Hill, Inc. The holders of Common shares are entitled to one vote on all stockholder matters.

     The Company is not currently subject to any contractual arrangements which restricts its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 4.                Stockholder's Equity (continued)

     In May 1998, the Company completed an initial public offering (see Note 9) in which 460,000 units were sold. Each unit consisted of one common share and two Class A warrants

     In May 1998, the Company issued 400,000 common shares and 1,400,000 Class A warrants relative to a bridge loan conversion (see Note 4E).

     B. Series A Preferred Stock

     The Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series.

     On December 24, 1997, the Company issued 5,000,000 shares of Series A Preferred Stock (Series A), $.001 par value to Duncan Hill, Inc. The holders of the Series A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

     The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

     C. Series B Preferred Stock

     On December 24, 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefor, cumulative

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 4.                Stockholder's Equity (continued)

     quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 1997 or 1998 on the Series B Preferred Stock.

     The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001, which is subordinated to the liquidation preference of the Series A stock.

     D. Class A Warrants

     As of December 31, 1998, the Company has 2,658,000 Class A warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the initial public offering (see Note 9); 1,400,000 warrants issued in conjunction with the conversion of a note payable (see Note 4E); 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with the reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

     Each Class A warrant entitles the holder to purchase one share of common stock at a price of $5.25 and expires May 2003. The Company may redeem the Class A warrants at a price of $.10 per warrant effective May 1999, upon not less than 30 days' prior written notice, if the closing bid price of the common stock has been at least $10.50 per share for 20 consecutive trading days ending no more than the 15th day prior to the date on which the notice of redemption is given.

     E. Issuance of Securities in Note Conversion

     In January 1998, the Company borrowed $100,000 from one private investor in exchange for a convertible promissory note (Convertible Note). The Convertible Note bore interest at 8% per annum and was due on December 31, 1998. However, as the Company completed its initial public offering, in accordance with the note agreement, the note was converted into an aggregate of 400,000 shares of

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 4.                Stockholder's Equity (continued)

     common stock and 1,400,000 Class A warrants. In accordance with APB 14 and EITF Topic No. D-60, the beneficial conversion feature (in the amount of $3,350,000) of the note was recognized as additional paid-in capital and charged to interest expense during 1998.

    Note 5.                Bridge Loan

     In January 1998, the Company borrowed $100,000 from one private investor evidenced by a promissory note of $100,000. This is the same private investor mentioned in Note 4E, "Sale of Unregistered Securities." The note bore interest at 8% per annum and was paid off with proceeds from the Company's initial public offering.

    Note 6.                Stock Incentive Plan

     During 1997, the Company adopted a Stock Incentive Plan. Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of common stock may be issued; provided, however, that the maximum amount of common stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of option, stock appreciation rights, stock awards, or a combination thereof. No stock incentives were granted under the Stock Incentive Plan in 1998 and 1997.

    Note 7.                Employment Agreements

     A. The Company has entered into a five-year employment agreement with William L. Miller effective December 1, 1997, pursuant to which Mr. Miller is to serve as Chief Executive Officer and President of the Company. The employment agreement provides for an annual base salary of $50,000, increasing to at least $100,000 for the remainder of the contract if the Company's revenues for any fiscal year exceed $5,000,000.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 7.                Employment Agreement (continued)

     Mr. Miller was granted under his employment agreement 200,000 Common Stock Purchase warrants at $6.00 per share. The warrants were converted into Class A warrants upon the completion of the Companies' initial public offering, bearing the same terms and conditions as those Class A warrants issued by the Company being registered.

     Mr. Miller was also granted under his employment agreement an option to purchase 200,000 shares of the Company's Common Stock, which will vest 20% on each of the following dates: December 1, 1997; January 1, 1998; January 1, 1999; January 1, 2000; and January 1, 2001, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options will be $6.00 per share, subject to downward adjustment. The exercise price for vested options may be decreased if (a) the Company meets certain performance goals, and (b) Mr. Miller timely elects to "lock-in" a lower exercise price with respect to his vested options. The exercise price for vested options may be reduced by $1.00 per share for each $200,000 of pre-tax income of the Company for the prior fiscal year. The Company shall report to Mr. Miller, promptly upon audited financial statements for the prior fiscal year becoming available, the pre-tax income of the Company for that year. Mr. Miller shall have thirty days in which to decide, with respect to his vested options for which an alternative exercise price has not previously been locked-in, whether to adjust the exercise price of such vested options based upon the pre-tax income of the Company for the prior year.

     Mr. Miller's contract allows for termination by the Company for cause. If the agreement is terminated by the Company without cause, or by Mr. Miller due to a material change in his responsibilities, functions, or duties, the Company shall pay Mr. Miller a lump sum on the date of termination as severance pay an amount equal to 2.99 times the sum of Mr. Miller's salary and bonus paid in the year prior to the year of termination.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 7.                Employment Agreement (continued)

     B. The Company has entered into an employment agreement effective February 1, 1999 through December 31, 2002 with Gary J. Corbett whereby Mr. Corbett will serve as the Company's President at an annual base salary of $80,000 plus bonus to be determined by the Board of Directors. He was also granted options to purchase 80,000 shares of the Company's common stock at an exercise price of $3.50 per share subject to downward adjustments in the exercise price if the Company meets certain performance goals. The options vest 25% on March 1, 1999 and 25% on each of the first, second, and third anniversary dates of the employment agreement.

    Note 8.                Fair Value of Stock Based Compensation

     In addition to the options to purchase 200,000 shares of common stock and Common Stock Purchase Warrants to purchase 200,000 shares of common stock issued to Mr. Miller (both described in Note 7), the Company has granted options to purchase 60,000 shares of common stock to certain directors (see Note 10).

     The Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net loss would have been increased by approximately $744,000 or $.74 per share for the year ended December 31, 1997 and by $172,700 or $.11 per share for the year ended December 31, 1998.

     For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted during 1998 using the Black-Scholes option pricing model assuming no dividends, 72% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 5.0%. The fair value of options granted during 1998 was $226,800. No options or warrants have been exercised as of December 31, 1998.

     The Company computed the fair values of options granted during 1997 using the Black-Scholes option pricing model assuming no dividends, 45% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.3%. The fair value of options granted during 1997 was $1,208,000.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

    Note 9.                Public Offering

     In May 1998, the Company completed an initial public offering in which 460,000 units were sold for $2,760,000. In connection with the initial public offering, the Company incurred issuance costs of $842,718. Each unit consisted of one common share and two Class A warrants and sold for $6.00 per unit. The common stock and warrants are separately transferable. During June 1998, an additional 69,000 units were sold by Duncan Hill as the overallotment of the Company's initial public offering.

     A portion of the proceeds of the public offering were used to pay off the bridge loan and increase inventory levels and working capital.

    Note 10.               Non-Qualified Stock Option Agreement

     During 1998, the Company entered into a non-qualified stock option agreement with John Cobb, Jr. and Peter Stokkebye, directors of the Company. Each of Mr. Cobb and Mr. Stokkebye were granted the option to purchase 30,000 shares of the Company's common stock, which will vest 25% on January 29, 1998 and 25% on each January 29, 1999, January 29, 2000, and January 29, 2001. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options shall be $6.00 per share of common stock, subject to downward adjustment.

     The exercise price for vested options may be decreased if (a) the Company meets certain performance goals, and (b) the director timely elects to "lock-in" a lower exercise price with respect to his vested options. The exercise price for vested options may be reduced by $1.00 per share for each $200,000 of pre-tax income of the Company for the prior fiscal year. The Company shall report to the director, promptly upon audited financial statements for the prior fiscal year becoming available, the pre-tax income of the Company for that year. The director shall have thirty days in which to decide, with respect to his vested options for which an alternative exercise price has not previously been locked-in, whether to adjust the exercise price of such vested options based upon the pre-tax income of the Company for the prior year.

     The pro forma effect on the net loss of the Company of the fair value of the options is included in the disclosure in Note 8.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)      Identification of Directors

     The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows: First Term of Became Principal Name Age Office Director Occupation

William L. Miller                    62          (1)               1997                 Chairman of the
                                                                                        Board, Chief
                                                                                        Executive Officer,
                                                                                        and Principal
                                                                                        Financial Officer of
                                                                                        the Company

John W. Cobb, Jr.                   57         (1)                 1997                 Senior Vice President
                                                                                        of Marketing at
                                                                                        McGraw-Hill
                                                                                        Continuing Education

Peter Stokkebye VI                  68         (1)                 1997                 Retired

-----------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(b)      Identification of Executive Officers.

     William L. Miller is Chairman of the Board, Chief Executive Officer, Principal Financial Officer and Treasurer of the Company. Gary J. Corbett is President.

     The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

(c)      Business Experience

     William L. Miller, has been Chairman of the Board of Directors of the Company and Chief Executive Officer since December 1997. He previously served as President of the Company from December 1997 - March 1999. Previously, he was the sole director and executive officer of Carey from 1984 to December 1997. Mr. Miller has held identical positions at Kids Stuff, Inc. from its formation in July 1996 to the present time. Mr. Miller had been a director of Perfectly Safe, Inc. and its Vice President since it was formed by Duncan Hill in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill. He holds a Bachelors Degree in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University.

     Gary J. Corbett has been President of the Company since February 1999. Mr. Corbett has over 25 years of management experience in the tobacco industry and has served the industry as a retail owner, franchise merchandiser, tobacco manufacturer, and direct marketing executive. Mr. Corbett was Vice President, Fred Stoker & Sons, Dresden, Tennessee, a manufacturer and direct marketer of tobacco products from 1992 to 1998, and Vice President and General Manager, World Tobacco, Ltd., Louisville, Kentucky from 1980 to 1992. Mr. Corbett's merchandising ability permits the Company to strengthen its direction in premium cigars and extend its marketing reach to other tobacco areas in the lower and mid-price range. Mr. Corbett attended California State University.

     John W. Cobb, Jr., has been a Director of the Company since December 1997. Mr. Cobb is a Senior Vice President of Marketing at McGraw-Hill Continuing Education center in Washington, DC. He has been with McGraw-Hill since 1981. Previously, he was the Vice President of Marketing and Syndication Sales for C.B.S., Inc., Columbia House Division in New York (1979-1981) and Vice President, Direct Mail Marketing/Special Markets for Bell & Howell Consumer Products Group in Chicago (1969-1979). As a result of his experience, he has a comprehensive understanding of the direct mail business. Mr. Cobb has serves as a director of Duncan Hill from 1993 to the present time. Mr. Cobb holds a Bachelors Degree in Economics, with a Minor in Marketing from Central College of Iowa and a Masters Degree in Marketing with a Minor in Management from the University of Iowa Graduate School of Business.

     Peter Stokkebye VI, has been a Director of the Company since December 1997. From 1962 to 1992, he served as the Managing Director (retired) of Peter Stokkebye International a/s, Denmark. He currently holds the position of Honorary Chairman. Established in Odense, Denmark, in 1882, Peter Stokkebye International a/s manufactures fine quality smoking tobaccos and sells premium cigars. This company developed and supplied the British Prime Minister, Sir Winston Churchill, with his preferred cigar brand, Santa Maria. Mr. Stokkebye began his career by serving in the Royal Guard of the late King Fredrick the Ninth of Denmark, and with employment by various tobacco manufacturers in Denmark, Switzerland and the U.S.A. In 1962, Mr. Stokkebye became Managing Director of Peter Stokkebye International a/s.

     Peter Stokkebye VI is considered by Management to be the only current outside (independent) director of the Company. The Company is attempting to identify and appoint one other individual who is not affiliated with the Company or its affiliates as a director. Since this person has not yet been identified, there can be no assurance given that the Company will be able to attract a suitable candidate to serve as a director. If successful, this presently unidentified person combined with Peter Stokkebye VI, would provide the Company with two independent directors.

     Fairchild Financial Group, Inc. has been granted by the Company the right to designate one director to serve on the Company's Board of Directors for a period of three years until May 2001. As of the date hereof, no such person has been designated. Upon the appointment of one additional unaffiliated and outside director, the Board of Directors intends to establish a Compensation Committee and an Audit Committee. The Audit Committee, which will consist of at least a majority of outside directors who are not affiliated with the Company, will among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee will consist entirely of outside directors who are not affiliated with the Company, Kids Stuff or Duncan Hill. The Compensation Committee will review and recommend to the Board of Directors the compensation structure for the Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 1998, except ARO Trust No. 1, 1960 Trust filed a Form 5 late in lieu of a Form 3 which was not filed.

Item 10.          Executive Compensation

     The following table provides a summary compensation table with respect to the compensation of W. Miller, the Company's Chief Executive Officer (CEO) for the past three years.

                           SUMMARY COMPENSATION TABLE


                                                                Long Term Compensation
                          Annual Compensation              Awards                  Payouts
(a)                 (b)        (c)         (d)        (e)      (f)        (g)           (h)          (i)
                                                     Other                                           All
          Name                                       Annual  Restricted                             Other
           and                                       Compen-   Stock                    LTIP       Compen-
        Principal                                    sation    Award(s) Number of      Payouts     sation
        Position    Year     Salary ($)   Bonus ($)   ($)      ($)(3)   Options(4)        ($)       ($)
W. Miller, ....     1998      46,400         -0-       3,600     -0-       -0-            -0-       -0-
Chief Executive
Officer (2)
                    1997      28,167(1)      -0-       4,000     -0-(3)    400,000        -0-       -0-
                    1996      31,000(1)      -0-        -0-      -0-       -0-            -0-       -0-

(1) Compensation was paid by Kids Stuff or Duncan Hill, which provided management and general and administrative services to the Company (and its predecessor, Carey), and which after Carey's reincorporation in Delaware, continued to maintain the named Executive Officer on its payroll. Approximately 20% and 31% of Miller's compensation paid by Duncan Hill or Kids Stuff to Miller were expensed to the Company in 1997 and 1996, respectively. The table reflects the amount of Mr. Miller's compensation allocated to the Company.

(2) Mr. Miller served as the President of Carey Inc. until its reincorporation in Delaware after which time he became Chief Executive Officer of the Company. Since December 1, 1997, Mr. Miller is being paid by the Company for services rendered to it under his employment contract with the Company. Mr. Miller also has an employment contract with Duncan Hill and an employment contract with Kids Stuff for services rendered by him to those companies.

3) Does not include securities issued to Duncan Hill, a public company controlled by Mr. Miller. See Item 12 for a description of these transactions, which transactions include 1,000,000 shares of the Company's Common Stock in connection with the reincorporation of the Company in Delaware, 5,000,000 shares of Series A Preferred Stock issued as a dividend to Duncan Hill, 1,100,000 shares of Series B Preferred Stock issued to Duncan Hill in connection with Duncan Hill's assumption of $300,000 of the Company's indebtedness to Kids Stuff and a dividend to Duncan Hill of Warrants to purchase 138,000 shares of the Company's Common Stock, which Warrants on May 14, 1998 automatically converted into 138,000 Class A Warrants identical to those sold in the Company's initial public offering.

(4) Includes warrants to purchase 200,000 shares of the Company's Common Stock, which warrants automatically converted into 200,000 Class A warrants identical to those sold in the Company's initial public offering and options to purchase 200,000 shares of the Company's Common Stock as described herein.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

     The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 1998 by the Company's Chief Executive Officer and the fiscal year end value of the Company's unexercised options.



           (a)                  (b)               (c)                   (d)                          (e)

                                                                     Number of                     Value of
                                                                     Securities                  Unexercised
                               Shares                                Underlying                  In-the-Money
                              Acquired                              Unexercised                Options/Warrants
                                 on              Value                                           at Fy-End($)
                              Exercise         Realized           Options/Warrants               Exercisable/
          Name                  (#)              ($)(1)                                        Unexercisable(1)
                                                                    at FY-End (#)
                                                                    Exercisable/
                                                                    Unexercisable
William L.                      -0-               -0-          320,000/80,000                    -0-/-0-
Miller

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options/warrants and the exercise price of the options/warrants at exercise or fiscal year end, respectively. Column
         (e) is based upon a year end value of Common Stock of approximately $3.88 per share. It does not reflect the value of the Warrants which could be sold in the open market.

INCENTIVE COMPENSATION PLAN

     1997 LONG-TERM STOCK INCENTIVE PLAN. In November, 1997, the Company's majority stockholder approved the adoption of the Company's 1997 Long-term Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Board of Directors or a Compensation Committee of the Board of Directors consisting of not less than three members may grant stock incentives to employees of the Company pursuant to which a total of 400,000 shares of common stock may be issued: provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof.

     Options granted under the Incentive Plan may be either "Incentive stock options," which qualify for special tax treatment under Section 422 of the Internal Revenue Code (the "Code"), or nonstatutory stock options, which do not qualify. Incentive stock options may only be granted to persons who are employees of the Company. Options will expire at such time as the compensation Committee determines, provided that no stock option may be exercisable later than ten years from its grant, except that the maximum term of any incentive stock option granted to a person who owns, directly or indirectly, 10% or more of the combined voting power of the Company's capital stock (a "10% Shareholder") shall be five years. If an optionee ceases to be an employee by reason of death, incapacity of retirement, the option shall terminate fifteen months after the optionee ceases to be an employee. If an optionee ceases to be an employee because of resignation with the consent of the compensation committee, the option will terminate three months after the optionee ceases to be an employee. If an optionee ceases to be an employee or director for any other reason, the option will expire thirty days after the optionee ceases to be an employee.

     The option price per share is determined by the Compensation Committee, except for incentive stock options which cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted or less than 110% of such fair market value if the optionee is a 10% shareholder. Payment of the exercise price may be made in cash, or, unless otherwise provided by the Compensation Committee, in shares of Common Stock delivered to the Company by the optionee or by withholding of shares issuable upon exercise of the option or in a combination thereof. Each Option shall be exercisable in full or in part not less than six months after the date the Option is granted, or may become exercisable in one or more installments at such later time or times as the Committee shall determine. In the event of a "change in control" as defined under the Incentive Plan, generally any stock incentives which have been outstanding for at least six months shall be immediately exercisable. Each option shall be exercised in full or in part. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the employee or director only by him or her. No Incentive Stock Options may be granted under the Incentive Plan after November 8, 2007. However, any options outstanding on November 8, 2007 will remain in effect in accordance with their terms.

     The Incentive Plan also provides for the granting of stock appreciation rights ("SAR"), which entitle the holder to receive upon exercise an amount in cash and/or stock which is equal to the appreciation in the fair market value of the Common stock between the date of the grant and the date of exercise. The number of shares of Common Stock to which a SAR relates, the period in which it can be exercised, and other terms and conditions shall be determined by the Compensation committee, provided, however, that such expiration date shall not be later than ten years from the date of the grant. SARS are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the grant only by the grantee. The SARS are subject to the same rules regarding expiration upon a grantee's cessation of employment or directorship, as pertains to options, discussed above.

     The Compensation Committee may also award shares of Common Stock ("stock awards") in payment of certain incentive compensation, subject to such conditions and restrictions as the committee may determine. All shares of Common Stock subject to a stock award will be valued at not less than 100% of the fair market value of such shares on the date the stock award is granted. The number of shares of Common stock which may be granted as a stock award in any calendar year may not exceed 80,000.

     The Incentive Plan will be administered by the compensation Committee, which has the authority to prescribe, amend and rescind rules and regulations relating to the Plan, to accelerate the exercise date of any option, to interpret the Plan and to make all necessary determinations in administering the Plan.

     The Incentive Plan will remain in effect until such time as it is terminated by the Board of Directors. The Incentive Plan may be amended by the Board of Directors upon the recommendation of the Compensation Committee, except that, without stockholder approval, the Plan may not be amended to: increase the number of shares subject to issuance under the Plan: change the class of persons eligible to participate under the Plan: withdraw the administration of the Plan from the Compensation Committee, or, to permit any option to be exercised more than ten years after the date it was granted. As of the date of the Form 10-KSB, the Compensation Committee has yet to be formed, and no stock incentives have been granted under the Incentive Plan.

EMPLOYMENT AGREEMENTS

     Pursuant to an employment agreement dated as of December 1, 1997, the Company employed William Miller ("Miller") as its Chairman of the Board and Chief Executive Officer over a term commencing on December 1, 1997 and expiring on December 31, 2002. The agreement provides for the following compensation: (i) a base annual salary of $50,000 for 1998 (and each year thereafter) subject to increase to at least $100,000 for the beginning of the following fiscal year and the remainder of the term should the Company's gross revenues exceed $5,000,000 for the prior year; (ii) a cash bonus pool for key management personnel administered by the Board of Directors or a Compensation Committee under which a cash bonus will be paid to Miller in an amount ranging from 0% to 50% of Miller's prior year's base salary; (iii) five-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, which warrants on May 14, 1998 automatically converted into 200,000 Class A Warrants identical to those sold to the public in connection with its initial public offering; (iv) in the event the Company engages in any interim financing in order to raise capital for any venture, subsidiary acquisition or similar transaction, Miller shall have the option to participate in, or match the terms of, any such interim financing such that the terms offered to Miller are the same or similar to those terms offered to such non-affiliated third party, and Miller is given the opportunity to participate up to an amount equal to the amount of financing provided by any third party (it being noted that Miller elected not to participate in the $200,000 bridge financing); and (v) ten-year options to purchase 200,000 shares of the Company's Common Stock. Options to purchase 80,000 shares are vested and are currently exercisable. The remaining options become exercisable as to an additional 40,000 shares on each of January 1, 2000 and January 1, 2001. The initial exercise price of the options shall be $6.00 per share subject to adjustment as set forth below. The exercise price for vested options may be decreased if (a) the Company meets certain performance goals, and (b) Miller timely elects to "lock-in" a lower exercise price with respect to his vested options. The exercise price for vested options may be reduced by $1.00 per share for each $200,000 of pre-tax net income of the Company for the prior fiscal year. The Company shall report to Miller, promptly upon audited financial statements for the prior fiscal year becoming available, for pre-tax net income of the Company for that year. Miller shall have thirty
(30) days in which to decide, with respect to his vested options for which an alternative exercise price has not previously been locked-in, whether to adjust the exercise price of such vested options based upon the pre-tax income of the Company for the prior year.

     Miller's employment agreement provides for indemnification to the full extent permitted by law. Provided Miller beneficially owns less than 50% of the Company's then outstanding voting stock, Miller is entitled to terminate the agreement on 30 days' prior written notice upon the incurrence of one of the following events: (a) the failure of the Company to re-reelect him as Chief Executive Officer; (b) a material change in his responsibilities, functions or duties; (c) a material breach of the agreement by the Company; or (d) the liquidation or dissolution, or consolidation, merger or other business combination of the Company, or transfer of all or substantially all of the Company' assets unless such consolidation, merger, or business combination does not adversely affect Miller's position or the dignity or responsibilities of Miller. The employment agreement can be terminated by the Company at any time for cause (as defined in the agreement) on 30 days' prior written notice. In the event that the agreement is terminated by the Company without cause or by Miller (as described below) due to a material change in his responsibilities, functions or duties, the Company shall pay Miller a lump sum on the date of termination as severance pay an amount derived by multiplying the factor 2.99 by the sum of Miller's salary and bonus paid in the year prior to the year of termination. In the event the agreement expires and Miller is not re-hired as Chairman of the Board and Chief Executive Officer of the Company on terms mutually acceptable to the parties, the Company shall pay in a lump sum on the date of termination severance compensation to Miller in an amount equal to Miller's salary and bonus paid in the year ending December 31, 2002.

     In the event  that (i) any  person  other  than  Miller,  Jeanne E.  Miller
(Miller's wife), Duncan Hill or their affiliates by any means of purchase or acquisition becomes the beneficial owner of more than 50% of the Company's outstanding Common Stock or (ii) the Company enters into an agreement of reorganization, consolidation or merger of the Company with one or more corporations as a result of which the Company is not the surviving corporation or an agreement to sell all or substantially all of the assets of the Company, then all of Miller's options to purchase Common Stock of the Company outstanding at the time of the event and which were granted six months or more prior to the event, shall immediately become exercisable in full. Thereafter, upon the written election of Miller given within 180 days of the event, the Company shall repurchase for cash all or any part of the options as specified in the written election at a price per share equal to the difference in the fair market value of the Company's Common Stock on the date of the event and the option exercise price per share.

     Pursuant to an agreement dated as of December 8, 1998, the Company entered into an employment contract effective February 1, 1999 with Gary J. Corbett pursuant to which he agreed to serve as President of the Company at a base salary of $80,000 per annum, bonuses to be determined by the Board of Directors and a signing bonus of $22,000 should he not receive this amount via a performance bonus from his prior employer. He was also granted options to purchase 80,000 shares of the Company's Common Stock at an exercise price of $3.50 per share with one-fourth of said options vesting on March 1, 1999 and thereafter the balance of the options vesting in three equal annual installments on the first three anniversary dates of the employment contract. The options contain certain provisions to decrease the exercise price similar to those provisions that apply to Mr. Miller's options which are described above. The term of the employment contract commenced on February 1, 1999 and will expire on December 31, 2002. The contract may be terminated by Mr. Corbett on 120 days prior written notice, by mutual consent of the parties, by the Company for cause as defined in the contract and by the Company without cause on or before December 31, 1999. If terminated without cause prior to December 31, 1999, Mr. Corbett is entitled to four months termination pay. Termination without cause after January 1, 2000 shall result in the Company being required to pay Mr. Corbett termination pay equal to twelve months base salary.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     The Company's Certificate of Incorporation contains a provision eliminating the personal monetary liability of directors to the extent allowed under the General Corporation Law of the State of Delaware. Under the provision, a stockholder is able to prosecute an action against a director for monetary damages only if he can show a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of law, an improper personal benefit or an illegal dividend or stock repurchase, as referred to in the provision, and not "negligence" or "gross negligence" in satisfying his duty of care. In addition, the provision applies only to claims against a director arising out of his role as a director and not, if he is also an officer, his role as an officer or in any other capacity or to his responsibilities under any other law, such as the federal securities laws. In addition, the Company's Bylaws provide that the Company will indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

DIRECTORS COMPENSATION

     The Company intends to pay its directors who are not also employees of the Company $500 for each meeting attended and will reimburse such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Miller received options and other compensation pursuant to his employment contract as discussed under "Employment Contract." In December 1997, the Company granted options to purchase 30,000 shares to each of Messrs. Cobb and Stokkebye. These options are almost identical to the options given to Miller and described under "Employment Contract" except for the date of grant and number of options granted.

POTENTIAL CONFLICTS OF INTEREST

     Miller is a co-founder of the Company's parent, Duncan Hill. Miller is currently the President of Duncan Hill, as well as Chairman of the Board of Directors and Chief Executive Officer of Kids Stuff and the Company. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Kids Stuff as he deems appropriate. Accordingly, Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop
(i) to the extent that Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business' chief executive officer, (ii) involving competition for business opportunities, and (iii) involving transactions between the Company and its affiliated companies. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and Duncan Hill, Kids Stuff or any other affiliated company must be approved by at least a majority of the Company's disinterested directors. Currently the Company has only one disinterested director and Duncan Hill and Miller control the election of the directors including the disinterested directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 31, 1999, certain information with respect to the beneficial ownership of Common Stock and Series A and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.


             Shares of                           Shares of Series A
            Common Stock                                and B
            Beneficially                           Preferred Stock
               Owned                             Beneficially Owned

NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                            NUMBER                      PERCENT(3     NUMBER                         PERCENT(4)
  Duncan Hill (2)                                931,000(4)                 50.0%        6,100,000(4)                   100%

  William L. Miller (5)                        1,251,000(5)                 57.4%        6,100,000(6)                    100

  John W. Cobb (2)(6)                                15,000                     *                 -0-                    -0-

  Peter Stokkebye (2)(6)                             15,000                     *                 -0-                    -0-

  Gary Corbett (7)                                   20,000                   1.1                 -0-                    -0-


  All four Officers and Directors
  and Duncan Hill as a Group                      1,301,000                 58.3%        6,100,000(6)                   100%

  Linda Gallenberger, Trustee
    ARO Trust #1, 1960 Trust (8)                    360,900                 16.5%                 -0-                    -0-

     * Represents less than 1% of the outstanding shares of Common Stock.

     (1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. or investment power, have been deemed beneficially owned. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting

     (2) All addresses are c/o The Havana Group, Inc., 4450 Belden Village Street, N.W., Suite 406, Canton, OH 44718.

     (3) Calculated based upon 1,860,000 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants..

     (4) Calculated based upon 5,000,000 shares of Series A Preferred Stock and 1,100,000 Series B Preferred Stock outstanding. The holders of the Series A
Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock has no conversion right. Each share of Series B Preferred Stock is convertible at the option of the holder into one share of Common Stock at any time after the Company has pre-tax earnings of at least $500,000 in any calendar year.

     (5) Mr. Miller may be deemed to beneficially own all Duncan Hill's shares of capital stock based upon his and his wife's 68% controlling interest in Duncan Hill's shares of Common Stock. The table above reflects his controlling interest of 931,000 shares owned by Duncan and Class A Warrants to purchase 200,000 shares of Common Stock and options to purchase 120,000 shares of Common Stock which are directly beneficially owned by him. Not included in the foregoing are options to purchase 80,000 shares which are not deemed beneficially owned by him as of February 28, 1999. Mr. Miller by virtue of his beneficial ownership of Common Stock and Preferred Stock (excluding options and warrants) has the right to vote control the vote of 7,031,000 shares of the Company's voting capital representing 88.3% of the outstanding voting capital stock of the Company.

     (6) Messrs. Cobb and Stokkebye each beneficially own options to purchase 15,000 shares of Common Stock. An additional 7,500 options will become beneficially owned on each of January 1, 2000 and January 1, 2001.

     (7) Mr. Corbett beneficially owns options to purchase 20,000 shares of Common Stock. An additional 20,000 options will become beneficially owned on each of February 1, 2000, February 1, 2001 and February 1, 2002.

     (8) Linda Gallenberger's address is N8939 Waterpower road, Deerbrook, Wisconsin 54424. The table reflects 43,900 shares of Common Stock and Class A Warrants to purchase 371,000 shares of Common Stock beneficially owned by the Trust. Linda Gallenberger is the Trustee of the Trust. The Trust was created by Alan R. Osowski (the "Grantor") on January 5, 1960, who established the Trust with his own personal funds. The sole beneficiary of the trust is Pamela Osowski, the sister of the Grantor. The Trust is one of a series of trusts established for other family members by the Grantor. The Trust is an irrevocable family Trust. Upon the death of the beneficiary, the Trust passes to the beneficiary's children, if any, and if none, to the beneficiary's siblings, or the children of such siblings per stirpes. The terms of the Trust are that the Trustee has full discretion to distribute or not the income and principal of the Trust. The beneficiary has no right to demand any distribution of income or principal. The Grantor has no rights whatsoever with respect to the Trust. The Trustee has the sole investment decision to purchase securities for the Trust, including the Company's securities and the Trustee has the sole investment power and voting control of the Company's securities owned by the Trust.

Item 12.            Certain Relationships and Related Transactions.

     (i) Over the last five years the Company's operations have been financed by Duncan Hill (and by Kids Stuff in 1997 and 1998) providing certain administrative and other services for the benefit of the Company and charging the Company for these services as described below. On December 31, 1996, Carey entered into an agreement with United Bank to pledge all of its assets as collateral along with the assets of Duncan Hill to guarantee an $800,000 revolving bank line of credit in the name of Kids Stuff. The bank line of credit is for an open term, payable on demand with a balance as of February 28, 1999 of $762,000. The repayment of this credit facility is guaranteed by both the Company and Miller. This transaction occurred at a time when the Company was a wholly-owned subsidiary of Duncan Hill and the Company did not intend to undertake a public offering of its securities. The Company's guarantee was without consideration and is irrevocable without the line-of-credit being paid in full. Although United Bank has been requested by Kids Stuff to waive the Company's guarantee, no assurance can be given that United Bank will honor such request.

     Prior to 1997, fulfillment and administrative services of the Company were performed for the Company by Duncan Hill which also provided similar services to its subsidiary, Kids Stuff. Fulfillment services included order taking, order processing, customer service, warehouse packing and delivery, telephone contracts and shipping contracts. Fulfillment services were charged to the Company and Kids Stuff based on the actual cost. The amount of these charges was $295,558 during 1996. Administrative services included wages and salaries of officers, accounting, purchasing, executive and creative/marketing personnel. It also included, all leases, contracts, equipment rentals and purchases, audit, legal, data processing, insurance and building rent and maintenance. The administrative costs were allocated by Duncan Hill to the Company and Kids Stuff based upon the percentage of assets for each operating subsidiary to the total assets for all operating subsidiaries. The amount charged to the Company during 1996 was $360,873. The percentages for 1996 were 31% to the Company and 69% to Kids Stuff. During 1997, all administrative and fulfillment services were performed or paid by Kids Stuff on behalf of the Company. All fulfillment services were contracted and paid by Kids Stuff and charged to the Company based on the actual cost. The charges to the Company were $218,632 for 1997.

All administrative costs were allocated between the Company and Kids Stuff based upon the percentage of assets for each respective operating company to the total assets for both operating companies with 33% charged to the Company for the period January 1, 1997 through June 30, 1997 and 21% charged to the Company for the period July 1, 1997 through December 31, 1997. The total charges to the Company from Kids Stuff were $255,120. Duncan Hill also incurred certain other costs that were allocated to the Company and Kids Stuff based on the same method and percentages as described above.

     These costs were incurred and billed in the name of Duncan Hill and include such items as legal fees, outside accounting fees and insurance expense. Though Duncan Hill was billed for the items the Company partially benefited from the services received. The charge to the Company was $65,474.

     Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 based upon the following: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company has calculated these fees based on actual 1997 costs, and it is Management's belief that these fees would represent actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there was none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. This agreement has been extended by the parties on a month-to-month basis. In addition to the above, the Company incurs additional administrative costs such as legal, accounting, depreciation and amortization and tax expenses which costs are incurred by and paid for directly by the Company.

     Until August, 1997, Duncan Hill received all revenues and deposited these funds in its own account for the benefit of the Company and made payments against Company charged expenses including, without limitation, any funds due Duncan Hill and Kids Stuff.

     Effective September 1997, the Company obtained its own banking accounts, whereby the Company manages all deposits and payments. the Company will manage its own functions with the exception of those discussed above, for which the Company will make payment to Kids Stuff for services provided by Kids Stuff. At January 1, 1998, the Company owed a net of $173,752 to Kids Stuff and is owed a net amount which consists of charges for fulfilment and administrative services of $473,752 less $300,000 of affiliate indebtedness assumed by Duncan Hill relating to the sale of the Company's Series B Preferred Stock. See "(iv)" below. The Company is also owed a net of $43,860 from Duncan Hill which consists of balances since 1984 totaling $12,312,833 owned by Duncan Hill for payments from the Company in the form of revenue deposits as mentioned above, $8,455,066 in payments made on behalf of the Company by Duncan Hill for accounts payable and other payments and $3,813,907 owed to Duncan Hill for fulfilment and administrative expenses allocated to the Company. The Company intends to pay the balance due to Kids Stuff from cash flow over the next 12 months.

     (ii) Pursuant to an employment agreement, the Company granted Miller five year Warrants to purchase 200,000 shares of the Company's Common Stock in December 1997. Upon the completion of the IPO, the aforesaid Warrants which are exercisable at $6.00 per share automatically converted into Class A Warrants identical to those sold in the IPO .

     (iii) On  December  8 , 1997,  the  Company  declared a stock  dividend  of
5,000,000 shares of its Series A Preferred Stock and five year warrants to purchase 138,000 shares of the Company's Common Stock to Duncan Hill, the Company's sole common stockholder prior to the Offering. Upon the completion of the IPO, the aforesaid warrants which are exercisable at $6.00 per share automatically converted into Class A Warrants identical to those sold in the IPO.

     (iv) On December 8, 1997, the Company sold 1,100,000 shares of its Series B Preferred Stock to Duncan Hill in exchange for Duncan Hill's assumption of $300,000 of indebtedness owing to an affiliate. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefor, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30 and December 31 commencing with March 31, 1998. All issued and outstanding shares of Series B Preferred Stock are owned by Duncan Hill.

     All the aforesaid transactions occurred at a time when the Company was a sole shareholder of Duncan Hill. All future transactions between the Company, Duncan Hill and Kids Stuff must be approved by a majority of the Company's disinterested directors.

Item 13.            Exhibits and Reports on Form 8-K.

(a)  Exhibits

     All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

       2.0   Certificate of Merger (Ohio)
       2.1   Certificate of Merger (Delaware)
       2.2   Agreement and Plan of Merger
       3.0   Certificate of Incorporation
       3.1   Designation  of Rights of Series A and Series B Preferred  Stock
       3.2   By-Laws
       3.3   Form of  Certificate of Amendment  Correcting  Designation of
             Rights of Series A and Series B Preferred  Stock 4.0  Specimen of Common  Stock
       4.1   Specimen  of Class A  Warrant
       4.2   Form of  Underwriter's  Unit  Purchase Option
       4.3   Form of Warrant Agreement 5.0 Opinion of Lester Morse P.C.
      10.0   Employment Agreement with William L. Miller
      10.1   Agreement with Kids Stuff, Inc. as of January 1, 1998
      10.2   1997  Long-Term  Incentive  Plan
      10.3   Duncan Hill lease for principal office
      10.4   First  Amendment  to Exhibit 10.3 lease 10.5 Kids Stuff credit facility with United National Bank
      10.6   Registrant's guarantee of Exhibit 10.5 (included in Exhibit 10.5)
      10.7   Employment Agreement dated as of December 8, 1998 with Gary Corbett.*
      27     Selected Financial Data*

-------------------------
*   Filed herewith.

(b)        Reports on Form 8-K

     During the three months ended December 31, 1998, a Form 8-K was not filed or required to be filed.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          THE HAVANA GROUP, INC.



                                                       By: /s/ William L. Miller
                                                              William L. Miller,
                                                         Chief Executive Officer


Dated:     Canton, Ohio
           April 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signatures                    Titles                                            Date


/s/ William L. Miller                    Chairman of the
William L. Miller                        Board, Chief Executive Officer,
                                         Principal Financial Officer,
                                         Treasurer and Secretary                        April 14, 1999


/s/ Peter Stokkebye
Peter Stokkebye                          Director                                         April 14, 1999


/s/ John Cobb
John Cobb                                Director                                        April 14, 1999