Form 10QSB
period 1999-03-31
HAVANA GROUP INC
filed 1999-05-17
CIK 1053648

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

     Yes [X] No [ ]

     As of May 13, 1999, there were 1,860,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [X]

INDEX



Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998 ................    3
Statements of Operations - Three Months Ended March 31, 1999 and 1998  (Unaudited)    5
Statements of Cash Flows .........................................................    6
Notes to Financial Statements ....................................................    7
Item 2 - Management's Discussion and Analysis or Plan of Operations ..............   11
Part II - Other Information ......................................................   13


                      The Havana Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                     (UNAUDITED)
                                                 March 31,   December 31,
                                                  1999         1998
                                                ------------ -----------
ASSETS

CURRENT ASSETS
     Cash ...................................   $1,323,478   $1,634,276
     Accounts receivable ....................       43,502       46,460
     Inventories ............................      555,707      500,765
     Deferred catalog expense ...............       37,023       32,772
     Due from affiliates ....................            0            0
     Prepaid expenses .......................        4,950            0
                                                ----------   ----------
        Total Current Assets ................    1,964,660    2,214,273

DEFERRED FEDERAL INCOME TAX .................       29,070       29,070

PROPERTY & EQUIPMENT:
     Data processing equipment ..............       32,252       28,607
     Leasehold Improvements .................       92,244       89,244
     Web Site Development ...................       59,016            0
     Machinery and equipment ................        8,207       15,781
     Furniture and fixtures .................       16,863       16,863
                                                ----------   ----------
                                                   208,582      150,495
     Less accumulated depreciation ..........       23,101       18,511
                                                ----------   ----------
                                                   185,481      131,984
OTHER ASSETS, net of accumulated amortization
     Customer List ..........................      416,097      425,773
     Other ..................................        2,222        2,222
                                                ----------   ----------
                                                   418,319      427,995

                                                $2,597,530   $2,803,322
                                                ----------   ----------
                                                ----------   ----------









   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                           Consolidated Balance Sheets




                                       (UNAUDITED)
                                        March 31,   December 31,
                                         1999           1998
                                      ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ............   $    94,579    $    90,112
     Accrued Expenses ............        66,911         49,190
     Due to Affiliates ...........        40,071        200,602
     Customer advances and other .         7,401          2,395
                                     -----------    -----------
        Total Current Liabilities        208,962        342,299


STOCKHOLDERS' EQUITY:
     Preferred stock .............         6,100          6,100
     Common stock ................         1,860          1,860
     Additional paid - in capital      6,459,322      6,459,322
     Retained earnings (deficit) .    (4,077,714)    (4,006,259)
                                     -----------    -----------
        Total Stockholders' Equity     2,389,568      2,461,023
                                     -----------    -----------

                                     $ 2,597,530    $ 2,803,322
                                     -----------    -----------
                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                   (UNAUDITED)
                                 Three Months Ended March 31,

                                     1999        1998
                                 ------------  -------------
Sales ..........................   $ 261,764    $ 320,601

Cost of Sales ..................     189,077      192,562
                                   ---------    ---------

Gross Profit ...................      72,687      128,039

Selling Expenses ...............      81,780      103,795

General and Administrative
      Expenses .................      78,733       86,966
                                   ---------    ---------

Loss From Operations ...........     (87,826)     (62,722)

Net Other Income (Expense) .....      16,371           (3)
                                   ---------    ---------

Net Loss .......................     (71,455)     (62,725)
                                   ---------    ---------
                                   ---------    ---------
Basic and Diluted Loss Per Share       (0.04)       (0.06)
                                   ---------    ---------
                                   ---------    ---------






   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows



                                                                  (UNAUDITED)
                                                                  Three Months Ended Mar 31,
                                                                -----------------------------
                                                                    1999           1998

Cash Flows From Operating Activities:
     Net loss  ............................................     $ (71,455)  $   (62,725)
     Adjustments to reconcile loss to net
        cash used by operating activities:
           Depreciation and amortization ..................        14,266         12,198
           Decrease in accounts receivable ................         2,958          6,370
           Increase in inventories ........................       (54,942)       (74,641)
           (Increase) decrease in deferred catalog expense         (4,251)        16,151
           (Increase) in prepaid expenses .................        (4,950)             0
           Increase (decrease) in accounts payable, accrued
           Expenses, customer advances and other ..........        26,194         (4,949)
                                                                  ---------   -----------
Net cash (used) by operating activities ...................       (92,180)      (107,596)

Cash Flows From Investing Activities:
     Investment in property and equipment .................       (58,087)        (1,456)


Cash Flows From Financing Activities:
     Borrowings on Notes Payable - Related Parties ........             0        200,000
     Prepaid Amounts for Public Offering ..................             0        (82,338)
     (Decrease) in due to affiliates                             (160,531)        15,231
                                                                 ---------   -----------
Net cash provided (used) by financing activities ..........      (160,531)       132,893

Net (Decrease) in Cash ....................................      (310,798)        23,841

Cash - Beginning ..........................................     1,634,276         79,611
                                                              ------------   -----------
Cash - Ending .............................................   $ 1,323,478    $   103,452
                                                              ============   ===========



   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business

A.       Business Description and Principles of Consolidation

     The Havana Group, Inc. (Havana) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly-owned subsidiary, Monarch Pipe Company (collectively, "the Company"). Monarch manufactures smoking pipes and sells them exclusively to the Havana. All significant inter-company accounts and transactions have been eliminated in consolidation

B.       Reorganization

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


Note 2.  Basis of Presentation

     A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - The number of shares outstanding in computing basic and diluted earnings per shares for the three monthly periods ended March 31, 1999 and 1998 were 1,860,000 and 1,000,000 respectively.


     B. Recently Issued Accounting Pronouncements


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


Note 3. Parent Corporation

     Effective January 1, 1997, the Company contracted with Kids Stuff, Inc. ("Kids"), a subsidiary of Duncan Hill, Inc., to provide telemarketing, order fulfillment, data processing and certain administrative functions. The Company is charged for its portion of the expenses on a direct cost basis, as applicable, or on a pro rata basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, fixed costs are allocated on a pro rata basis by dividing the total assets of the Company by the sum of the total assets of the Company and Kids. Effective January 1, 1998, the Company renewed this contract with Kids at an annual cost of approximately $206,100 for the administrative, executive and accounting services, as outlined below, and $2.40 per order processed. The Company is also obligated to pay 5% of its 1998 pre-tax profit to Kids in connection with these administrative and fulfillment services. Management believes that this is substantially the same cost that it would incur should it procure these services itself. At January 1, 1999 the agreement was extended on a month-to-month basis.

Accounting and Payroll Services                         $34,000
Administration and Human Resource Management             51,600
Data Processing                                          34,900
Office Equipment and Facilities Use                      32,200
Merchandising and Marketing Services                     38,100
Purchasing Services                                      15,300
                                                         ------

Total                                                  $206,100



     The Company's accounts receivable and inventories are pledged as collateral on Kids line of credit. The Company is also a guarantor which is irrevocable. At March 31, 19989 the balance on the line of credit was $762,000.

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

     C. Series B Preferred Stock

     On December 24, 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. Series B has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon reaching net pre-tax earnings of at least $500,000 in any calendar year. If declared by the Board of Directors, Series B shareholders are entitled to receive quarterly dividends of no more than $.025 per share, payable out of surplus or net profits of the Company. As of March 31, 1999, the Board of Directors have not declared any dividends. As the Series B Preferred pays a $.10 dividend per share, the Company has recorded the Series B stock at $1.00 per share to reflect its estimated fair value. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation of the Company, each share of Series B stock has a liquidation preference of $.001, which is subordinated to the liquidation preference of the Series A stock.

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

Note 7. Public Offering

     In May 1998, the Company completed an initial public offering in which 460,000 units were sold for $2,760,000. In connection with the initial public offering, the Company incurred issuance costs of $842,718. Each unit consisted of one common share and two Class A warrants and sold for $6.00 per unit. The common stock and warrants are separately transferable. During June 1998, an additional 69,000 units were sold by Duncan Hill as the over-allotment of the Company's initial public offering.

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

     On May 14, 1998, the Securities and Exchange Commission declared our initial public offering effective, and it was subsequently completed on May 22, 1998. Proceeds from that offering amounted to $1,917,282, net of operating expenses of $842,718.

     During the three months ended March 31, 1999, catalog sales provided about 71% of gross revenues, Club member sales comprised another 20%, and the balance was provided by the developing retail store.

RESULTS OF OPERATIONS

     Three months ended March 31, 1999 compared to three months ended March 31, 1998.

     Net sales for the three months ended March 31, 1999 declined 18.4% to $261,764, compared with $320,601 during the three months ended March 31, 1998. The Company's sales are derived principally from the mailing of its catalogs, and the Company attributes the sales decline to timing differences between the mailing of its March 1999 and March 1998 catalogs. The Company anticipates that this revenue will be recaptured as the year progresses.

     Cost of sales increased from 60.1% of net sales in 1998 to 72.2% in 1999. The Company's Cost of Sales includes merchandise, which declined as a percentage of sales, and fulfillment expenses which increased as a percentage of sales. The Company's fulfillment expenses rose from 23.9% of sales in 1998 to 37.1% in 1999. The increase reflects higher charges under the Company's Operating Agreement with Kids Stuff, Inc.

     Selling expenses were 31.2% of net sales in 1999, compared with 32.4% of net sales for the first quarter of 1998. The Company's mailings in the first quarter of 1999 were essentially the same as those in 1998, with similar costs and slightly improved results.

     For the three months ended March 31,1999, general and administrative were $78,733, or 30.1% of net revenues, as compared to $86,966, or 27.1% of net revenues, for the same period last year. This decrease in costs of $8,233 is due to a decrease in administrative charges from Kids Stuff, Inc., an affiliated company, which provides support services to Havana.

     The operating loss before interest income for the three months of 1999 was $87,826, or 33.6% of net sales, as compared to an operating loss of $62,722, or 19.6% of net sales, for the same period last year. The higher operating loss was due primarily to the reduced sales in the quarter and higher operating costs in the Company's fulfillment operations.

Liquidity and Capital Resources

     At March 31, 1999, our accumulated deficit increased ($71,455) from December 31, 1998 because of the net loss. In addition to the net loss, cash was used by operating activities primarily to increase inventories. Cash uses were partially offset by non-cash charges of $14,266 for depreciation and amortization, and by increases in accounts payable customer advances and other liabilities in the amount of $26,194. Cash was used by investing activities, as investments in property and equipment rose by $58,087, reflecting the Company's investment in its Havana Group site on the world-wide-web. The Company's believes that its web site is approximately 60% complete, and anticipates the total cost of its web site will be approximately $100,000. Financing activities for the quarter consisted of a reduction in amounts due to affiliates, as the Company paid down its balances due by $160,531 during the quarter.

     During the three months ended March 31, 1998, we used cash in operating activities of $107,596. Cash uses were partially offset by non cash charges of $12,198 for depreciation and amortization and by a decrease in accounts receivable and deferred catalog expense. During the three months ended March 31, 1998, we used cash to purchase property and equipment of $1,456. During the three months ended March 31, 1998, net cash was provided by our financing activities. This included $200,000 of borrowings from a related party, an increase in the amount due to affiliates of $15,231 partially offset by our prepaid expenses of $82,338 relating to our initial public offering.


     Currently, the Company has no credit facility, but believes that its current operations can be financed through its working capital position and through ongoing operations.

     The Company expects to meet current cash requirements from its working capital and from ongoing operations.


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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of this report:

    27. Financial Data Schedule

(b) No report on form 8-K was filed during the second quarter of 1999.

                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Havana Group, Inc.

Date: 5/15/99                           /s/ William Miller
                                        William Miller, CEO
                                        and Chief Financial Officer