Form 10QSB/A
period 1999-03-31
HAVANA GROUP INC
filed 1999-06-21
CIK 1053648

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


                      The Havana Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                     (UNAUDITED)
                                                 March 31,   December 31,
                                                  1999         1998
                                                ------------ -----------
ASSETS

CURRENT ASSETS
     Cash ...................................   $1,323,478   $1,634,276
     Accounts receivable ....................       43,502       46,460
     Inventories ............................      586,962-      500,765
     Deferred catalog expense ...............       37,023       32,772
     Due from affiliates ....................            0            0
     Prepaid expenses .......................        4,950            0
                                                ----------   ----------
        Total Current Assets ................    1,995,915    2,214,273

DEFERRED FEDERAL INCOME TAX .................       29,070       29,070

PROPERTY & EQUIPMENT:
     Data processing equipment ..............       32,252       28,607
     Leasehold Improvements .................       92,244       89,244
     Web Site Development ...................       59,016            0
     Machinery and equipment ................        8,207       15,781
     Furniture and fixtures .................       16,863       16,863
                                                ----------   ----------
                                                   208,582      150,495
     Less accumulated depreciation ..........       23,101       18,511
                                                ----------   ----------
                                                   185,481      131,984
OTHER ASSETS, net of accumulated amortization
     Customer List ..........................      416,097      425,773
     Other ..................................        2,222        2,222
                                                ----------   ----------
                                                   418,319      427,995

                                                $2,628,785   $2,803,322
                                                ----------   ----------
                                                ----------   ----------









   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                           Consolidated Balance Sheets




                                       (UNAUDITED)
                                        March 31,   December 31,
                                         1999           1998
                                      ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ............   $    93,579    $    90,112
     Accrued Expenses ............        66,911         49,190
     Due to Affiliates ...........        40,071        200,602
     Customer advances and other .         7,401          2,395
                                     -----------    -----------
        Total Current Liabilities        207,962        342,299


STOCKHOLDERS' EQUITY:
     Preferred stock .............         6,100          6,100
     Common stock ................         1,860          1,860
     Additional paid - in capital      6,459,322      6,459,322
     Retained earnings (deficit) .    (4,046,459)    (4,006,259)
                                     -----------    -----------
        Total Stockholders' Equity     2,420,823      2,461,023
                                     -----------    -----------

                                     $ 2,628,785    $ 2,803,322
                                     -----------    -----------
                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                   (UNAUDITED)
                                 Three Months Ended March 31,

                                     1999        1998
                                 ------------  -------------
Sales ..........................   $ 261,764    $ 320,601

Cost of Sales ..................     157,822      192,562
                                   ---------    ---------

Gross Profit ...................     103,942      128,039

Selling Expenses ...............      81,780      103,795

General and Administrative
      Expenses .................      78,733       86,966
                                   ---------    ---------

Loss From Operations ...........     (56,571)     (62,722)

Net Other Income (Expense) .....      16,371           (3)
                                   ---------    ---------

Net Loss .......................     (40,200)     (62,725)
                                   ---------    ---------
                                   ---------    ---------
Basic and Diluted Loss Per Share       (0.02)       (0.06)
                                   ---------    ---------
                                   ---------    ---------






   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows



                                                                  (UNAUDITED)
                                                                  Three Months Ended Mar 31,
                                                                -----------------------------
                                                                    1999           1998

Cash Flows From Operating Activities:
     Net loss  ............................................     $ (40,200)  $   (62,725)
     Adjustments to reconcile loss to net
        cash used by operating activities:
           Depreciation and amortization ..................        14,266         12,198
           Decrease in accounts receivable ................         2,958          6,370
           Increase in inventories ........................       (86,197)       (74,641)
           (Increase) decrease in deferred catalog expense         (4,251)        16,151
           (Increase) in prepaid expenses .................        (4,950)             0
           Increase (decrease) in accounts payable, accrued
           Expenses, customer advances and other ..........        26,194         (4,949)
                                                                  ---------   -----------
Net cash (used) by operating activities ...................       (92,180)      (107,596)

Cash Flows From Investing Activities:
     Investment in property and equipment .................       (58,087)        (1,456)


Cash Flows From Financing Activities:
     Borrowings on Notes Payable - Related Parties ........             0        200,000
     Prepaid Amounts for Public Offering ..................             0        (82,338)
     (Decrease) in due to affiliates                             (160,531)        15,231
                                                                 ---------   -----------
Net cash provided (used) by financing activities ..........      (160,531)       132,893

Net (Decrease) in Cash ....................................      (310,798)        23,841

Cash - Beginning ..........................................     1,634,276         79,611
                                                              ------------   -----------
Cash - Ending .............................................   $ 1,323,478    $   103,452
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

     Cost of sales increased from 60.1% of net sales in 1998 to 60.3% in 1999. The Company's Cost of Sales includes merchandise, which declined as a percentage of sales, and fulfillment expenses which increased as a percentage of sales. The Company's fulfillment expenses rose from 23.9% of sales in 1998 to 37.1% in 1999. The increase reflects higher charges under the Company's Operating Agreement with Kids Stuff, Inc.

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

     The operating loss before interest income for the three months of 1999 was $56,571, or 21.6% of net sales, as compared to an operating loss of $62,722, or 19.6% of net sales, for the same period last year.

Liquidity and Capital Resources

     At March 31, 1999, our accumulated deficit increased ($40,200) from December 31, 1998 because of the net loss. In addition to the net loss, cash was used by operating activities primarily to increase inventories. Cash uses were partially offset by non-cash charges of $14,266 for depreciation and amortization, and by increases in accounts payable customer advances and other liabilities in the amount of $26,194. Cash was used by investing activities, as investments in property and equipment rose by $58,087, reflecting the Company's investment in its Havana Group site on the world-wide-web. The Company's believes that its web site is approximately 60% complete, and anticipates the total cost of its web site will be approximately $100,000. Financing activities for the quarter consisted of a reduction in amounts due to affiliates, as the Company paid down its balances due by $160,531 during the quarter.

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