Form 10QSB
period 1999-06-30
HAVANA GROUP INC
filed 1999-08-16
CIK 1053648

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 for the transition period from ______________________ to _____________________


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

     Yes [X] No [ ]

     As of August 10, 1999, there were 1,860,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [X]

INDEX



Consolidated Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998...........................................3
Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 1999 and 1998............4
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 1999 and 1998.............................5
Notes to Financial Statements...........................................................................................6
Item 2 - Management's Discussion and Analysis or Plan of Operations.....................................................9
Part II - Other Information.............................................................................................11

                      The Havana Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                                                      (UNAUDITED)
                                                                                       June 30,                    December 31,
                                                                                         1999                         1998
                                     ASSETS

                                 CURRENT ASSETS
     Cash                                                                          $1,190,311                       $1,634,276
     Accounts receivable                                                               48,374                           46,460
     Inventories                                                                      675,969                          500,765
     Deferred catalog expense                                                         105,670                           32,772
     Prepaid expenses                                                                  45,556                                -
        Total Current Assets                                                        2,065,880                        2,214,273

DEFERRED FEDERAL INCOME TAX                                                            29,070                           29,070

PROPERTY AND EQUIPMENT:
     Leasehold Improvements                                                            92,244                           89,244
     Machinery and equipment                                                            9,473                           15,781
     Data Processing equipment                                                         38,615                           28,607
     Web Site Development                                                             120,712                                -
     Furniture and fixtures                                                            18,735                           16,863
                                                                                      279,779                          150,495
     Less accumulated depreciation                                                     27,690                           18,511
                                                                                      252,089                          131,984


OTHER ASSETS, net of accumulated amortization

     Customer lists                                                                   406,420                          425,773
     Other                                                                              2,014                            2,222
                                                                                      408,434                          427,995

                                                                                  $ 2,755,473                     $  2,803,322
                                                                     =========================          =======================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                                248,067                          139,302
      Due to affiliates                                                                47,582                          200,602
      Customer advances and other                                                       1,336                            2,395
         Total Current Liabilities                                                    296,985                          342,299


STOCKHOLDERS' EQUITY:

      Preferred stock                                                                   6,100                            6,100
      Common stock                                                                      1,860                            1,860
      Additional paid -in capital                                                   6,459,322                        6,459,322
      Retained earnings (deficit)                                                 (4,008,794)                      (4,006,259)
         Total Stockholders' Equity                                                 2,458,488                        2,461,023

                                                                                  $ 2,755,473                     $  2,803,322
                                                                     =========================          =======================

   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Operations




                                                        (UNAUDITED)                 (UNAUDITED)
                                                 Three Months Ended June 30,  Six Months Ended June 30,
                                                  1999           1998            1999          1998
                                                  ----           ----            ----          ----

Total Sales ...............................   $   309,163    $   341,382    $   570,927    $   661,983

Cost of Sales .............................       177,063        218,214        334,885        410,776

Gross Profit ..............................       132,100        123,168        236,042        251,207

Selling Expenses ..........................        93,238        108,756        175,018        212,551

General and Administrative
      Expenses ............................        85,240         99,561        163,973        186,527

(Loss) From Operations ....................       (46,378)       (85,149)      (102,949)      (147,871)

Other Income (Expense) ....................        84,044     (3,348,837)       100,415     (3,348,840)

Net Income (Loss) .........................   $    37,666    ($3,433,986)   ($    2,534)   ($3,496,711)
                                              ===========    ===========    ===========    ===========

Basic and Diluted Earnings (Loss) Per Share   $      0.02    ($     2.38)   ($     0.00)   ($     2.86)






   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows



                                                                                                   (UNAUDITED)
                                                                                             Six Months Ended June 30,
                                                                                                 1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss .................................................................................   ($    2,534)   ($3,496,711)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Non-cash interest expense incurred on note conversion ..............................          --        3,350,000
      Depreciation and amortization ......................................................        28,740         24,477
      (Increase) decrease in accounts receivable .........................................        (1,914)         2,360
      (Increase) in inventories ..........................................................      (175,204)       (52,118)
      (Increase) decrease in deferred catalog expense ....................................       (72,898)        25,624
      (Increase) in prepaid expenses .....................................................       (45,556)        (5,186)
      Increase (decrease) in accounts payable, customer advances and other ...............       107,706       (109,196)
                                                   Net cash (used) by operating activities      (161,660)      (260,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment .....................................................      (129,284)       (20,808)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in due to affiliates .................................................      (153,020)        71,210
Increase in accrued offering costs .......................................................          --          246,472
Sale of common stock .....................................................................          --        1,917,282
                                          Net cash (used) provided by financing activities      (153,020)     2,234,964

                                                           Net (decrease) increase in Cash      (443,964)     1,953,405

                                                                          Cash - Beginning     1,634,276         79,611

                                                                             Cash - Ending   $ 1,190,311    $ 2,033,017
                                                                                             ===========    ===========















   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Business Description and Principles of Consolidation

     The Havana Group, Inc. (Havana) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly-owned subsidiary, Monarch Pipe Company (collectively, "the Company"). Monarch manufactures smoking pipes and sells them exclusively to Havana. All significant inter-compan accounts and transactions have been eliminated in consolidation

Note 2. Basis of Presentation

     A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three month and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - The number of shares outstanding in computing basic and diluted earnings per shares for the three month and six month periods ended June 30, 1999 were 1,860,000; for 1998 the number of shares were 1,444,176 and 1,223,315 respectively.

     B. Recently Issued Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which postponed the effective date of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000. The Company does not anticipate having these types of hedges, and the effect of adoption is expected to be immaterial.

     The Accounting Standards Executive Committee issued Statement of Position(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," which are effective for years beginning after Dec. 31, 1998. The Company's adoption of SOP 98-1 and SOP 98-5 had no material effect on its results of operations or financial position.

Note 3. Agreement with Affiliated Company

     Effective January 1, 1997, the Company contracted with Kids Stuff, Inc. ("Kids"), a subsidiary of Duncan Hill, Inc., to provide telemarketing, order fulfillment, data processing and certain administrative functions. The Company is charged for its portion of the expenses on a direct cost basis, as applicable, or on a pro rata basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, fixed costs are allocated on a pro rata basis by dividing the total assets of the Company by the sum of the total assets of the Company and Kids. Effective January 1, 1998, the Company renewed this contract with Kids at an annual cost of approximately $206,100 for the administrative, executive and accounting services, and $2.40 per order processed. The Company is also obligated to pay 5% of its 1998 pre-tax profit to Kids in connection with these administrative and fulfillment services.

     At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company pays to Kids an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. The Company is also obliged to pay 5% of its 1999 pretax profits to Kids in connection with these services.

     Through June 30, 1999, the Company's accounts receivable and inventories are pledged as collateral on Kids line of credit, and the Company also acted as a guarantor. In July 1999 the Company's liability was released as a part of a general restructuring of the Kids line of credit. At June 30, 1999 the balance on the line of credit was $762,000.

Note 4. Stockholders' Equity

Common Stock

     The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. In connection with a reorganization, the Company issued 1,000,000 common shares to its parent, Duncan Hill, Inc. The holders of Common shares are entitled to one vote on all stockholder matters.

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

     In May 1998, the Company completed an initial public offering (see Note 7) in which 460,000 units were sold. Each unit consisted of one common share and two Class A warrants. In May 1998, the Company issued 400,000 common shares and 1,400,000 Class A warrants relative to a bridge loan conversion (see Note 4E).

     B. Series A Preferred Stock

     The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix all rights, preferences, privileges, and restrictions. In December, 1997, the Company issued, as a dividend to Duncan Hill, Inc., 5,000,000 shares of Series A Preferred Stock (Series A) to Duncan Hill, Inc. The Series A holders are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

     C. Series B Preferred Stock

     In December, 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. Series B has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon reaching net pre-tax earnings of at least $500,000. If declared by the Board of Directors, Series B shareholders are entitled to receive quarterly dividends of no more than $.025 per share, payable out of surplus or net profits of the Company. As of August 9, 1999, the Board of Directors has not declared any dividends. As the Series B Preferred pays a $.10 dividend per share, the Company has recorded the Series B stock at $1.00 per share to reflect its estimated fair value. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation of the Company, each share of Series B stock has a liquidation preference of $.001, which is subordinated to the liquidation preference of the Series A stock.

     D. Class A Warrants

     As of June 30, 1999, the Company has 2,658,000 Class A Warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the initial public offering (see Note 8); 1,400,000 warrants issued in connection with the conversion of a note payable (see Note 4E); 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with a reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

     Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.25 and expires May 2003. The Company may redeem the Class A Warrants at a price of $.10 per warrant effective May 1999, upon not less than 30 days' prior written notice, if the closing bid price of the common stock has been at least $10.50 per share for 20 consecutive trading days ending no more that the 15th day prior to the date on which the notice of redemption is given

     E. Issuance of Securities in Note Conversion

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

     At June 30, 1999 the Company and its CEO agreed to modify his employment agreement. Pursuant to the modification, the CEO will receive 200,000 Class A Warrants identical to the Class A Warrants issued to the public in May 1998 in exchange for his waiver of base salary of $67,233 owed and accrued through June 30, 1999 and base salary of $25,000 for the period July 1, 1999 through December 31, 1999. The modification agreement will require the Company to register with the Securities and Exchange Commission the resale of Mr. Miller's Class A Warrants. See Note 4D for a description of the terms of the Class A Warrants.

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

Note 7. Public Offering

     In May 1998, the Company completed an initial public offering in which 460,000 units were sold for $2,760,000. In connection with the initial public offering, the Company incurred issuance costs of $842,718. Each unit consisted of one common share and two Class A warrants and sold for $6.00 per unit. The common stock and warrants are separately transferable. During June 1998, an additional 69,000 units were sold by Duncan Hill as the over-allotment of the Company's initial public offering. A portion of the proceeds of the public offering was used to pay off the bridge loan and increase inventory levels and working capital.

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

     On May 14, 1998, the Securities and Exchange Commission declared our initial public offering effective, and it was subsequently completed on May 22, 1998. Proceeds from that offering amounted to $1,917,282, net of expenses of $842,718.

     During the six months ended June 30, 1998, catalog sales provided about 71% of gross revenues, Club member sales comprised another 20%, and the balance was provided by the developing retail store.


RESULTS OF OPERATIONS

     Three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Net sales for the quarter ended June 30, 1999 were $309,163, a decline of 9.4% from the $341,382 for the same quarter last year. We redesigned the Carey catalog and expanded its offerings. The catalog introduction was delayed until June 28, 1999, about a month later than planned, which resulted in the revenue loss.

     Cost of sales decreased from 63.9% of net sales in 1998 to 57.3% in 1998. The change was due to a one-time charge in 1998 to cigar inventory. Selling expenses remained essentially the same at 30.2% of net sales in 1999 compared with 31.9% in 1998. For the second quarter 1999, general and administrative expenses were $85,240, or 27.6% of sales, as compared to $99,561, or 29.2% of sales, for the same period last year.

     The operating loss for the second quarter of 1999 was $46,378, or 15.0% of sales, as compared to an operating loss of $85,149, or 24.9% of sales, for the same quarter last year. The change was due primarily a 6.6% improvement in cost of sales.

     Other income in the quarter ended June 30, 1999 of $84,044 included the cancellation of a liability of $67,233 associated with the restructuring of the employment agreement of the Company's CEO. See Financial Statement Note 6.

     During the second quarter of 1998 we incurred a one-time non-cash interest charge of $3,350,000 due to the accounting treatment of the beneficial conversion feature of a $100,000 convertible promissory note. On May 14, 1998, the note was converted into 400,000 Common Stock shares and 1,400,000 Class A warrants of the Company. See Note 4E, "Sale of Unregistered Securities", in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As a result of the accounting for the beneficial conversion feature, the net loss for the second quarter of 1998 amounted to $3,433,986. Net income for the second quarter of 1999 was $37,666.

Six months ended June 30, 1999 compared to six months ended June 30, 1998.


     Net sales for the six months ended June 30, 1999 were $570,927, a decrease of 13.8% from sales of $661,983 for the same period in 1998. The decrease is attributable to reduced catalog circulation resulting from a general catalog redesign and scheduling delays.

     Cost of sales decreased from 62.1% of net sales in 1998 to 58.7% in 1999. The change was due to a one-time charge in 1998 to cigar inventory. Selling expenses remained essentially the same at 30.7% of net sales in 1999 compared with 32.1% in 1998.

     For the six months ended June 30, 1999, general and administrative expenses amounted to $163,973, or 28.7% of net sales, as compared to $186,527, or 28.2% of net sales for the same period last year.

     The operating loss before other expense for the first six months of 1999 was $102,949, or 18.0% of net sales, as compared to an operating loss of $147,871, or 22.3% of net sales for the same period last year. The reduction in operating losses as a percentage of sales was due primarily to improved cost of sales ratios. Other income in the six months ended June 30, 1999 of $100,415 included the cancellation of a liability of $67,233 associated with the restructuring of the employment agreement of the Company's CEO. See Financial Statement Note 6.

     As a result of the accounting for the beneficial conversion feature previously discussed, the net loss for the six months ended June 30, 1998 amounted to $3,496,711, compared with a loss of $2,534 for the six months ended June 30, 1999.


Liquidity and Capital Resources

     At June 30, 1999, our accumulated deficit increased to $4,008,794 from $4,006,259 at December 31, 1998 because of the net loss. In addition to the net loss of $2,524, cash was used by operating activities primarily to increase inventories by $175,204, increase deferred catalog mailing expenses by $72,898, and increase prepaid expenses by $45,556. Cash uses were marginally offset by non-cash charges of $28,740 for depreciation and amortization as well as an increase in accounts payable, customer advances and other of $107,706. A total of $120,720 in cash was used as an investment in our new web site. Cash flows used for financing amounted to $153,020, as we paid this amount to decrease amounts due affiliates for services under our operating agreement with Kids Stuff, Inc..

     At June 30, 1998, our accumulated deficit increased $3,496,711 from December 31, 1997 because of the net loss. In addition to the net loss, cash was used by operating activities primarily to reduce accounts payable and to increase inventories. Cash uses were marginally offset by non-cash charges of $24,477 for depreciation and amortization as well as a decrease in deferred catalog costs of $25,624. Cash was provided by financing activities primarily as a result of our initial public offering completed May 22, 1998. In addition, amounts due affiliates increased $71,210 representing the net amount due under the support services agreement with Kids Stuff.

     Currently, the Company has no credit facility. However, we have pledged our assets as guarantee on Kids Stuff's bank line of credit. This is a credit line of $800,000 with an outstanding balance of $762,000 at June 30, 1999. We were relieved of this liability in July 1999 as a part of a general restructuring of the bank loans to Kids Stuff, Inc.

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


                                        The Havana Group, Inc.

Date: 8/16/99                           /s/ William Miller
                                        William Miller, CEO
                                        and Chief Financial Officer