Form 10QSB
period 1999-09-30
HAVANA GROUP INC
filed 1999-11-15
CIK 1053648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________

                        COMMISSION FILE NUMBER: 000-24269

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

               7835 FREEDOM AVENUE, N.W., NORTH CANTON, OHIO 44720 (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES) (ZIP CODE)

                                 (330) 492-8090
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         4450 BELDEN VILLAGE STREET, N.W., SUITE 406, CANTON, OHIO 44718
                          (REGISTRANT'S FORMER ADDRESS)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ] No [ ]

     As of November 15, 1999, there were 1,860,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [X]

INDEX

Consolidated Balance Sheets at September 30, 1999 (Unaudited) and  December 31, 1998........................3
Consolidated Statements of Operations - Three Months and Nine Months Ended
September 30, 1999 and 1998 (Unaudited).....................................................................5

Consolidated Statements of Cash Flows - Three Months and Nine Months Ended

September 30, 1999 and 1998 (Unaudited).....................................................................6

Notes to Financial Statements...............................................................................7

Item 2 - Management's Discussion and Analysis or Plan of Operation..........................................10

Part II - Other Information.................................................................................13

Signature Page..............................................................................................14

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (UNAUDITED)


                                                      September 30, December 31,
                                                          1999           1998

ASSETS

CURRENT ASSETS:

    Cash .........................................     $1,224,539     $1,634,276
    Accounts receivable ..........................         52,434         46,460
    Inventories ..................................        680,425        500,765
    Deferred catalog expense .....................        116,431         32,772
    Prepaid expenses .............................         32,630           --

          Total Current Assets ...................      2,106,459      2,214,273


DEFERRED FEDERAL INCOME TAX ......................         29,070         29,070



PROPERTY & EQUIPMENT:

    Leasehold Improvements .......................         92,243         89,244
    Machinery and equipment ......................         10,162         15,781
    Data Processing equipment ....................         38,623         28,607
    Web Site Development .........................        107,227           --
    Furniture and fixtures .......................         19,967         16,863

                                                          268,222        150,495

    Less accumulated depreciation ................         32,280         18,511

                                                          235,942        131,984


OTHER ASSETS, net of accumulated amortization

    Customer lists ...............................        396,744        425,773
    Other ........................................          2,103          2,222

                                                          398,847        427,995

                                                       $2,770,318     $2,803,322
                                                       ==========     ==========





The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                                   September 30,     December 31,
                                                                                        1999            1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable ...........................................................   $   249,758    $   139,302
    Due to affiliates ..........................................................        70,907        200,602
    Customer advances and other ................................................        21,602          2,395

         Total Current Liabilities .............................................       342,267        342,299


STOCKHOLDERS' EQUITY:

    Preferred stock ............................................................         6,100          6,100
    Common stock ...............................................................         1,860          1,860
    Additional paid -in capital ................................................     6,459,322      6,459,322
    Retained earnings (deficit) ................................................    (4,039,231)    (4,006,259)

         Total Stockholders' Equity ............................................     2,428,051      2,461,023

                                                                                   $ 2,770,318    $ 2,803,322
                                                                                   ===========    ===========

























   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                              (UNAUDITED)                   (UNAUDITED)
                                    Three Months Ended September 30, Nine Months Ended September 30,
                                           1999           1998           1999           1998
Net Sales .........................   $   426,529    $   326,129    $   997,456    $   988,112

Cost of Sales .....................       294,736        201,033        629,621        611,809

Gross Profit ......................       131,793        125,096        367,835        376,303

Selling Expenses ..................        92,902         83,494        267,920        296,045

General and Administrative Expenses        97,876        135,345        194,616        321,873

Loss From Operations ..............       (58,985)       (93,743)       (94,701)      (241,615)

Interest Income (Expense) .........        28,547         24,154         61,729     (3,324,686)

Net Loss ..........................   ($   30,438)   ($   69,589)   ($   32,972)   ($3,566,301)
                                      ===========    ===========    ===========    ===========

Basic and Diluted Loss Per Share ..   ($     0.02)   ($     0.04)   ($     0.02)   ($     2.19)



















   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                         (UNAUDITED)
                                                                                Nine Months Ended September 30,

                                                                                     1999           1998

Cash Flows From Operating Activities:

    Net loss .................................................................   ($   32,972)   ($3,566,301)
    Adjustments to reconcile net loss to net cash used by operating activities

        Depreciation and amortization ........................................        42,917         35,292
        Add-back of non-cash interest expense relating to conversion of loan .             -      3,350,000
        (Increase) in accounts receivable ....................................        (5,974)        (8,388)
        (Increase) decrease in inventories ...................................      (179,660)        51,960
        (Increase) in deferred catalog expense ...............................       (83,659)       (39,091)
        (Increase) in prepaid expenses .......................................       (32,630)        (4,338)
        Increase in accounts payable, customer advances and other ............       129,663         22,827

Net cash used by operating activities ........................................      (162,315)      (158,039)



Cash Flows From Investing Activities:

    Investment in property and equipment .....................................      (117,727)       (46,536)



Cash Flows From Financing Activities:

    (Decrease) in due to affiliates ..........................................      (129,695)      (130,392)
    (Increase) in due from affiliates ........................................             0       (108,289)
    Sale of common stock, net ................................................             0      2,163,754
    Borrowings on long-term debt - related parties ...........................             0       (200,000)
    Payments on long-term debt - related parties .............................             0        200,000



Net cash (used) provided by financing activities .............................      (129,695)     1,925,073



Net (Decrease) Increase in Cash ..............................................      (409,737)     1,720,498



Cash - Beginning .............................................................     1,634,276         79,611



Cash - Ending ................................................................   $ 1,224,539    $ 1,800,109
                                                                                 ===========    ===========


    The accompanying notes are an integral part of these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.           Business Description and Principles of Consolidation

     The Havana Group, Inc. (Havana) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly-owned subsidiary, Monarch Pipe Company (collectively, "the Company"). Monarch manufactures smoking pipes and sells them exclusively to Havana. All significant inter-company accounts and transactions have been eliminated in consolidation

Note 2.  Basis of Presentation

     A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - The number of shares outstanding in computing basic and diluted earnings per shares for the three month and nine month periods ended September 30, 1999 were 1,860,000; for 1998 the number of shares were 1,860,000 and 1,630,000 respectively.

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

     The Accounting  Standards  Executive Committee issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," which are effective for years beginning after Dec. 31, 1998. The Company's adoption of SOP 98-1 and SOP 98-5 had no material effect on its results of operations or financial position.

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

Note 4.  Stockholders' Equity

Common Stock

     The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. In connection with reorganization, the Company issued 1,000,000 common shares to its parent, Duncan Hill, Inc. The holders of Common shares are entitled to one vote on all stockholder matters.

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

     C. Series B Preferred Stock

     In December, 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. Series B has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon reaching net pre-tax earnings of at least $500,000. If declared by the Board of Directors, Series B shareholders are entitled to receive quarterly dividends of no more than $.025 per share, payable out of surplus or net profits of the Company. As of November 10, 1999, the Board of Directors has not declared any dividends. As the Series B Preferred pays a $.10 dividend per share, the Company has recorded the Series B stock at $1.00 per share to reflect its estimated fair value. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation of the Company, each share of Series B stock has a liquidation preference of $.001, which is subordinated to the liquidation preference of the Series A stock.

     D. Class A Warrants

     As of September 30, 1999, the Company has 2,658,000 Class A Warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the initial public offering (see Note 8); 1,400,000 warrants issued in connection with the conversion of a note payable (see Note 4E); 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with a reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

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

     On May 14, 1998, the Securities and Exchange Commission declared our initial public offering effective, and it was subsequently completed on May 22, 1998. Proceeds from that offering amounted to $1,917,282 net of offering expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Net sales for the quarter ended September 30, 1999 were $426,529, an increase of $100,400 or 30.8% from the same quarter last year. The improvement is due to increased sales of the Company's "Carey's Smokeshop" catalog.
Beginning June 28, the Company introduced a "Tobacco Lovers Club" in its catalog, and offered an alternative lower price structure in return for an annual membership fee. This resulted in increased sales of catalog merchandise plus sales from initial club membership fees. Additionally, the Company introduced make-your-own cigarettes in its catalog and in selected magazine advertisements. The make -your-own cigarettes are sold in an initial kit consisting of tobacco, paper cigarette tubes, and a small assembly machine.

     Cost of sales increased from 61.6% of net sales in 1998 to 69.1% in 1999 due to lower gross margins on merchandise sold and higher fulfillment expense. The introduction of alternative lower prices for "Tobacco Lovers Club" in our catalog required two price levels, one for club members and one for non-members. The resulting mix of margins lowered profitability, and will require us to re-price certain products to improve margins.

     Selling expenses were 21.8% of sales for the third quarter of 1999 compared with 25.6% of sales in the third quarter of 1998. The reduced selling expense in 1999 resulted from the increased sales from its catalog offerings.

     For the third quarter of 1999, general and administrative expenses were $97,876 or 22.9% of sales, compared to $135,345 or 41.5% of sales during the same quarter in 1998. The reduction of $37,469 was due to generally lower executive wages for the period and overall expense reductions.

     Losses from operations for the third quarter of 1999 were $58,985, or 13.8% of sales, as compared to an operating loss of $93,743, or 28.7% of total sales in 1998. The reduced losses were due to improved sales and reduced administrative expenses compared with the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Net sales for the nine months ended September 30, 1999 were $997,456 compared with $988,112 for the comparable period in 1998.

     Cost of sales increased to 63.1% of net revenues in 1999 from 61.9% in 1998 primarily due to initial, lower margins in the retail store and changes in the mix of products sold, and the effect of the Tobacco Lovers Club discounts.

     Selling expenses decreased from 30.0% of net sales in 1998 to 26.9% in 1999 because of improved catalog responses to the Company's new product offerings.

     For the nine months ended September 30, 1999, general and administrative expenses amounted to $194,616 or 19.5% of net sales, compared with $321,873, or 32.6% of net sales, for the same period last year. The reduction was primarily due to reductions in executive wages by the Company's CEO (See Footnotes Item
6), along with generally lower levels of expense.

     The operating loss for the first nine months of 1998 was $241,615, or 24.5% of net sales, as compared to an operating loss of $94,701, or 9.5% of net sales, for the first nine months of 1999. The reduction in loss was due to reduced administrative expense and reduced selling expenses.

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

     As a result of the accounting for the beneficial conversion feature discussed above, the net loss for the nine months ended September 30, 1998 amounted to $3,566,301, as compared to a net loss of $32,972 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES.

     At September 30, 1999, our accumulated deficit increased $32,972 from December 31, 1998 because of the net loss.

     In addition to the net loss, cash was used by operating activities primarily to increase inventories by $179,660 and increase deferred advertising expense by $83,659. Other increases in current assets were accounts receivable increase of $5,974 and an increase in prepaid expense of $32,630. Cash uses were somewhat offset by non-cash charges of $42,917 for depreciation and amortization, and an increase in accounts payable of $129,663.

     Cash was used by investing activities in the amount of $117,727, primarily as a result of our investment in the Company's Web Site development.

     The Company's financing activities consisted of a decrease in amounts due to affiliates, which were reduced by $129,695 during the first nine months of 1999.

     At September 30, 1998, our accumulated deficit increased $3,566,301 from December 31, 1997 because of the net loss. In addition to the net loss, cash was used by operating activities primarily to reduce accounts payable and to increase accounts receivable. Cash uses were offset by a non-cash interest expense of $3,350,000 relating to the loan conversion and by non-cash charges o $35,291 for depreciation and amortization. In the nine months ended September 30, 1997, cash uses were primarily utilized to increase inventories and the purchase of property and equipment.

     Currently, the Company has no credit facility. However, the Company expects to meet cash needs over the next 12 to 15 months through working capital provided by the recently completed offering and cash from operations.

YEAR 2000 ISSUES

     Many existing computer programs use only two digits to identify a year in the date field. Their programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The company has updated its computers and tested them, although no assurances can be given that problems will not occur. The Company purchases its materials from numerous vendors. While the Company has not determined whether all its vendors will be year 2000 compliant before the problem arises, Management believes that since it is not dependent on any major vendor, its operations will not be materially or adversely effected by the failure of a few vendors to timely correct the problem. However, no assurances can be given that Management will be correct in its belief.

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

         PART II. OTHER INFORMATION

         (a) Exhibits filed as part of this report:

             27. Financial Data Schedule

         (b) No report on form 8-K was filed during the third quarter of 1999.

Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 The Havana Group, Inc.

DATE:     11/15/99                               /S/ WILLIAM L. MILLER
                                                 William Miller, CEO & CFO