Form 10KSB
period 1999-12-31
HAVANA GROUP INC
filed 2000-03-31
CIK 1053648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________
                        Commission File Number: 0-24269

                             THE HAVANA GROUP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                                                34-1454529
----------------------------------------------------                                   -------------------
(State or other jurisdiction of                                                        (I.R.S. Employer
incorporation or organization                                                          (Identification No.)

                                  5701 Mayfair
                              N. Canton, Ohio 44720
        ------------------------------------------------------ --------
               (Address of principal executive offices) (Zip Code)

                         Registrant's telephone number,
                      including area code: (330) 492-8090
                                 --------------

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

     As of March 17, 2000 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 1,239,000 shares of Common Stock, $.001 par value, was approximately $1,393,000 based on the last sale price of $1.125 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of March 17, 2000 was 2,345,000.

Item 1.           Description of Business

GENERAL

         The  Havana  Group,  Inc.  ("Havana"  or the  "Company")  is a Delaware
corporation engaged in the business of (i) operating a retail smokeshop in Canton, Ohio which primarily sells make your own cigarette kits, pipes, cigars and smoking accessories; (ii) marketing make your own cigarette kits, pipes, cigars, tobaccos and related accessories directly to consumers through its full color catalog (the "Carey Smokeshop Catalog"); and (iii) providing a program of automatic periodic shipments of pipe tobacco directly to consumers (the "Carey Tobacco Club"). The Company has developed a website under the name "Smokecheap.com" and it intends to market its products through this website.

         The  Company  has one wholly  owned  subsidiary  namely,  Monarch  Pipe
Company ("Monarch"). Monarch manufactures smoking pipes that are exclusively sold by the Company. Monarch is located in Bristow Oklahoma. Monarch employs three people and has the production capacity of 20,000 smoking pipes per year. The wood used to produce the smoking pipes (i.e. briarwood) is purchased on a semi-finished basis and Monarch completes the assembly and finishes the final product. Products produced by Monarch are marketed as middle market pipes, with retail prices ranging from approximately $20 to $40 and with factory costs of $8.00 to $12.00 per unit.

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

RECENT DEVELOPMENT

         The Company  has an  agreement  in  principle  to purchase  100% of the outstanding stock of Phillips & King International, Inc. ("P&K") in consideration of $1,000,000 in cash, $400,000 in short-term notes and an estimated 300,000 unregistered shares of the Company's Common Stock with "piggy-back" registration rights. The number of Shares of Common Stock is subject to downward adjustment in the event the Company's Common Stock exceeds $3.00 per Share but not more than $4.00 per Share. The number of Shares of Common Stock is subject to upward adjustment in the event the Company's Common Stock is less than $3.00 per Share, but in no event shall the Company's Common Stock be less than $2.00 per Share. Closing of the transaction is subject to many conditions including, without limitation, the following:

     o The outstanding debt of the reorganized P&K will not exceed $1.96 million on a net basis.

     o P&K's usable inventory will have a value of not less than $1.9 million and accounts receivable will not be less than $950,000.

     o Havana must obtain reasonable assurance of current suppliers' willingness to do business with the reorganized P&K under Havana's ownership.

     o A final Order must be entered confirming P&K's Plan of Reorganization pursuant to which Mr. & Mrs. John Parker and/or Mr. & Mrs. Jerold Christensen (collectively the "Sellers") will acquire 100% of the capital stock of P&K as a reorganized entity out of Chapter 11 Bankruptcy and will resell the capital stock to Havana pursuant to the terms described herein.

     o Havana completing adequate due diligence satisfactory to Havana and its auditors.

     o Havana will have arranged acceptable financing in order to complete the transaction.

     o John Parker and Jerald Christensen shall enter into satisfactory employment agreements, which shall include provisions pertaining to an agreement not to compete.

     o Havana's Common Stock shall not be less than $2.00 per Share at closing.

     o Havana will covenant to comply with all SEC informational requirements under Rule 144(c) in order to permit the subsequent sale by the sellers under Rule 144.

     o The preparation and execution of a definitive purchase agreement between the Sellers and Havana.

Description of P&K Business

     No assurances can be given that the company will enter into a definitive agreement to acquire P&K or if completed that the transaction would be completed on terms as described herein.

     Phillips & King International, Inc. was organized by Mr. Harry Phillips in 1906. The controlling interests in P&K today are fourth generation descendants of the founder.

     P&K is a wholesale distributor of tobacco products. Their business is to sell to retail smoke shops, and P&K has approximately 3,000 such accounts. The method of sale is by direct contact, and P&K employs nine sales representatives in that regard.

     P&K's sales reached a peak of $26.7 million in 1997, reflecting the popularity of premium cigars. Following the decline in consumption of premium cigars, P&K's sales dropped 33% in 1998 and 22% in 1999. Sales in 1999 were also adversely affected by P&K's Chapter 11 Bankruptcy, filed on a voluntary basis on February 8, 1999.

     During the 1997-1998 peak in premium cigars, Cuba Libre Humidors, Inc. ("Cuba Libre") claimed to have received a verbal purchase order for humidification devices for continuous monthly sale to P&K. This did not happen, Cuba Libre filed suit and was awarded a judgment of $1.8 million. P&K responded by filing for protection under Chapter 11 provisions of the bankruptcy code, and began defensive actions. The purchase of P&K presented herein presumes a negotiated resolution of the Cuba Libre claim, and corresponding successful reorganization under Chapter 11 provisions. In this instance, Havana fulfills the role of "White Knight".

     Until its Chapter 11 filing, P&K operated as a Subchapter S Corporation. While Havana will analyze the owners' benefits as a part of its due diligence process, it has not done so at present, and has not identified those costs beneficial to the owners which would not carry forward on a post transactional basis. The Company has, however, identified "Salaries - Owners", which it believes should be considered separately from the operation results of P&K.

INDUSTRY TRENDS AND DEVELOPMENTS

     The market for non-cigarette smoking products is often characterized as the market for premium cigars. Premium cigars are the largest segment of sales for traditional smokeshops, and the trends for premium cigars, measured by importation of premium cigars by the Cigar Association of America, have declined 27.9% since 1997. While the importation for premium cigars has declined 27.9 % since 1997, the number of units imported in 1999 was 3.2 times greater than 1993. However, there can be no assurance that the market for premium cigars will not continue the declining trends of the past two years.

Consolidations and Mergers

     In January 1999, France's SEITA S.A. acquired Consolidated Cigar Holdings, Inc. for $730 million in cash and debt. In May of 1999 Swedish Match AB acquired certain assets of General Cigar Holdings, Inc., and in September acquired El Credito Cigars, Inc., maker of Gloria Cubana, El Rico Habano and other brands. In the fourth quarter of 1999 Spain's Tabacalara S.A and France's SEITA merged in a $3.3 billion transaction that formed the world's largest cigar company, Altadis. In the fourth quarter of 2000,Swedish Match AB acquired a majority interest in General Cigar Holdings Inc. for $270 million, a transaction that values General Cigar at $420 million.

     The Company believes that the large consolidations in the premium cigar business will be accompanied by a proportionate amount of cost-cutting, and that sales forces will be consolidated, producing an opportunity for growth in the distribution business to smokeshops. The Company intends to position itself to take advantage of this trend.

Existing Methods of Distribution

Retail Smokeshops

     In August 1999 Smokeshop Magazine issued their 1998 annual survey of retail smokeshops. The magazine reported that the average smokeshop had $400,000 in retail sales for the year 1998, and the approximate sales by category were as follows: Premium Cigars 39.7%; Smoking Pipes and Tobaccos 11.9%; Smoking Related Accessories 13.1%; Other Products 35%. Smokeshop further reported that 95% of all smokeshops were owner-operator managed, and 75% consisted of single stores. The Company, from its industry sources, estimates that there are approximately 2,500 retail smokeshops in the United States.

Tobacco Outlet Stores

     The Company has identified Tobacco Outlet Stores ("TOS") as a potential sales outlet for certain of its products. Tobacco Outlet Stores are typically 800 square feet and specialize in selling branded cigarettes at discounts, frequently at state minimums. While published data regarding the stores is limited, the Company believes that over 10,000 such stores were in operation at December 31, 1999.

     The Company has had limited discussions with TOS operators who desire to add other smoking related products which have higher gross profit margins than branded cigarettes. The Company believes that their branded smoking pipes, pipe tobaccos, and make-your-own cigarettes are potential TOS product in additions.

Direct To Consumers

     The non-cigarette tobacco business has a limited number of companies, that offer their products direct to consumers. The Company believes that the largest of these is 800 JR Cigar, which sells cigarettes at retail, along with other tobacco and related products at retail and by mail order. Other companies include Thompson Cigar Company and Finck Cigar Company.

     The Company has historically offered its products to consumers only through its Carey's Smokeshop Catalog, exclusively by mail order. The Company believes that Carey's Smokeshop catalog provides a good initial revenue base, and that the catalog can be used for both retail and wholesale sales. The Company believes that it can maintain its customer base of direct sales to consumers, but significant expansion of the customer base by direct advertising to consumers is expensive and inefficient. In 1999 the Company established the Carey "Tobacco Lover's Club" which offers discounted prices to consumers in return for an annual membership fee, currently $20 per year. The intent of the Company is to establish both wholesale and retail prices in its catalog, so that the catalog can be mailed to both retailers and consumers.

Internet e-commerce Sites

         Beginning with the increasing popularity of premium cigars in 1997-1998 and coincidental with the development of the capability of the Internet, the Company believes that numerous Internet sites have been offering premium cigars and other smoking related products. The Company has no data regarding the number of such sites or the amount of sales generated by this medium. The Company does believe that an Internet e-commerce site can be highly effective when used in conjunction with other methods of distribution namely, business-to-business wholesale distribution.

         During 1999, the Company has undertaken the development of two Internet web sites, www.havanagroup.com and www.smokecheap.com. The Company's www.smokecheap.com became operational in September 1999 as a part of Yahoo! Shopping. The Company's other Internet site, www.havanagroup.com has not been completed. The Company estimates that www.havanagroup.com is approximately 60% complete, and can be modified to accommodate both wholesale and retail business. At December 31, 1999 the Company had invested over $110,000 in Internet web site development.

         The Company believes that it can develop its business in e-commerce, and convert its Internet site developments to both wholesale and retail activity. The Company desires to use the wholesale business-to-business activity ("B2B") to serve both smokeshops and suppliers, so that the movement of product from the manufacturing level to the consumer would be conducted in the most efficient manner.

STRATEGIES

         The company has been in the business of manufacturing and developing a balanced line of non-cigarette smoking products for over 20 years. The Company has sold these products through its "Cary Smokeshop Catalog" directly to consumers who use smoking pipes, tobaccos, cigars, and accessories. The Company believes that it can capitalize on its experience in quote its business and wholesale distribution by use of the following strategies:

     o Expand its business in wholesale distribution by acquisition and proprietary brand development.

     o Expand its brand ownership through product development and acquisition.

     o   Convert   its   Internet   site  to   accommodate   both   retail   and
business-to-business activity; add PCs, which are Internet based, to customer (smokeshop) sites for their use in placing orders with the Company.

     o Develop wholesale supplier relationships, which are Internet based.

     o Maintain Carey's Smokeshop Catalog, by converting it for us in both retail and wholesale sales environments.

     o Discontinue or sell the Company's "Havana Group Smokeshop" retail store.

     o Develop its brand of make-your-own cigarettes for sale through catalogs, retail smokeshops, and Tobacco Outlet Stores.

Expand its business in wholesale distribution by acquisition and proprietary brand development.

     The Company currently owns certain brands namely, E.A.Carey "Magic Inch" smoking pipes, Duncan Hill "AEROSPHERE" smoking pipes, "Carey's Private Reserve Blends" of smoking tobaccos, and "Carey's Handmade Honduran Cigars", which the Company historically offered only by mail order for exclusivity and to provide the "not available in stores" claim. The Company believes that it has established brand equity in these product areas, and that it can leverage this brand equity through wholesale distribution.

     The Company also believes that it can expand its wholesale business by adding suppliers that have been affected by recent consolidations and mergers. The Company believes that certain non-cigar products and suppliers displaced by consolidations are in search of distribution channels to smokeshops.

Expand its brand ownership through product development and acquisition.

         During the third and fourth quarters of 1999 the Company began brand development of a proprietary line of Make-Your-Own cigarettes ("MYO"). The Company has applied for a federal trademark, has received a federal license for the possible future importation of tobaccos, and expects the commercial introduction of the product during the second quarter of 2000. At December 31, 1999 the Company had invested over $50,000 in the development of this brand and its related products.

Convert its Internet site to accommodate both retail and business-to-business activity; add PCs that are Internet based to customer (smokeshop) sites for their use in placing orders with the Company.

         During 1999, the Company has undertaken the development of two Internet web sites, www.havanagroup.com and www.smokecheap.com. The Company's www.smokecheap.com became operational in September 1999 as a part of Yahoo! Shopping. The Company's other Internet site, www.havanagroup.com has not been completed. The Company estimates that www.havanagroup.com is approximately 60% complete, and can be modified to accommodate both wholesale and retail business. At December 31, 1999 the Company had invested over $110,000 in Internet web site development.

         At present PC vendors are offering computers as a premium for buying the Internet service offered, and the Company desires to make PC computers available to selected smokeshops. While the Company has no specific basis for determining the feasibility of this program at the present time, it believes that PC computers installed in selective smokeshops with Internet connections to the Company can provide a cost effective means of expanding the Company's wholesale business. However, the Company anticipates that its plans for acquisition of the wholesale business of Phillips & King International, Inc. are necessary to provide the basis for expansion into this method of distribution.

Develop wholesale supplier relationships that are Internet based.

         The Company believes that an Internet based distribution system, if incorporated, must also link suppliers to the Company to be of maximum effectiveness. If adopted, the Company's goal would be to link any supplier to the Company from any location in the world, so that the supplier can be informed of inventory levels and sales of his products at any time on a real-time basis. However, there can be no assurance that this will occur due to a number of factors including, but not limited to, the Company's acquisition of the wholesale business of Phillips & King International, Inc

Maintain Carey's Smokeshop Catalog by converting the catalog to be used for both retail and wholesale sales.

         The Company believes that Carey's Smokeshop catalog provides a good initial revenue base, and that the catalog can be used for both retail and wholesale sales. The Company believes that it can maintain its customer base of direct sales to consumers. In 1999 the Company established the Carey "Tobacco Lover's Club" which offers discounted prices to consumers in return for an annual membership fee, currently $20 per year. The intent of the Company is to establish both wholesale and retail prices in its catalog, so that the catalog can be mailed both to retailers and consumers.

Discontinue or sell the Company's "Havana Group Smokeshop" retail store.

         Company had operated a smokeshop named "Carey's Smokeshop" from 1984 to 1996 to maintain a retail presence, which can provide the Company with a factory outlet for its overstock products, which have not been sold through the Carey Smokeshop Catalog or the Carey Tobacco Club. In October 1996, the Company closed its retail store, leased an off-mall retail location in Canton Ohio, and reopened as "The Havana Group" ("hereinafter referred to as the "Smokeshop") on December 8,1997. The Smokeshop sells make your own cigarette kits, pipes, cigars, smoking accessories, and fine wines. The Company believes that its experience in the retail smokeshop business has provided valuable experience to enable the Company to be a provider of products and services to other smokeshops on a wholesale basis. At present the Company believes that owning retail store is not consistent with its current strategies, and intends to explore the possibility of sale of its retail store.

Develop its brand of make-your-own cigarettes for sale through catalogs, retail smokeshops, and Tobacco Outlet Stores.

         In July 1999 the Company introduced Make-Your-Own cigarettes in its Carey's Smokeshop Catalog. The Company offered three types of cigarette machines, paper tubes with and without filters, and three varieties of cigarette tobacco. The Company devoted approximately 9% of its catalog space to Make-Your-Own cigarettes, and market tested the direct sell advertising in the third and fourth quarters of 1999. The products were sold under a variety of supplier brand names. Based upon its success in its 1999 efforts, it is the Company's intent to develop its own line of Make-Your-Own cigarettes for sale through catalogs, smokeshops, and Tobacco Outlet stores.

MERCHANDISING AND PRODUCT DEVELOPMENT

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

         The Company merchandises tobaccos and cigars from domestic sources, which either import their products or manufacture them domestically. Carey offers 28 tobacco blends in its current catalog, along with 23 different brands and sizes of cigars. Because of the composition of the catalog's customer base, cigar sales are generally mid-range in the cigar market, with the most popular cigar the Carey Honduran bundle, which retails from $1.15 to $1.60 per cigar. Because of the upscale target market of the retail store, cigar sales range from $2.50 to $7.50 per cigar, with an average price of $5.00 per cigar.

         In July 1999 the Company introduced Make-Your-Own cigarettes in its Carey's Smokeshop Catalog. The Company offered three types of cigarette machines, paper tubes with and without filters, and three varieties of cigarette tobacco. The Company devoted approximately 9% of its catalog space to Make-Your-Own cigarettes, and tested the direct sell advertising in the third and fourth quarters of 1999. The products were sold under a variety of supplier brand names, and supplier relationships were developed for the supply of cigarette tobacco, paper cigarette tubes, and related cigarette making machines. The merchandising efforts in this area included supply of existing products, and provided for the future supply of products on a private label basis.

MARKETING

         Currently, the Company markets its products directly to consumers through its "Carey's Smokeshop" catalog, and through its "Carey Tobacco Club." For the year ended December 31, 1999, Carey mailed 293,534 catalogs, which generated average gross revenues of $4.33 per catalog mailed. The catalog consists of 56 full color pages, with approximately 60% offering pipes, tobaccos, and related accessories, approximately 20% offering cigars and cigar related accessories, 9% offering make-Your-Own cigarettes, and the remaining balance of the catalog offering various men's products.

         Carey Tobacco Club, in operation since 1975, is a program of automatic periodic shipments of tobacco directly to consumers. Members are solicited in the catalog, and in return for their membership agreement they are offered products at a discounted price. The member selects the blend, the quantity of tobacco per shipment and the frequency of the shipments. Billing is by credit card or a Carey open account. Carey Tobacco Club relies upon brand loyalty, and the Company estimates that 80% of the Club members have been members in excess of five years. At December 31, 1999, Carey Tobacco Club had 1,768 active members who placed 12,469 orders during the year ended December 31, 1999, and generated $264,593 in gross sales in 1999 for the Company.

         During the third and fourth quarters of 1999 the Company began marketing Make-Your-Own Cigarettes, using a variety of supplier brand names. The Company's marketing strategy was to devote approximately 9% of its catalog to this product area, and test direct sales to consumers through Weekly World News, The National Enquirer, USA Today, and various Sunday newspapers. While the direct marketing success of unsolicited reorders from this program is still being analyzed, the Company estimates that approximately 23% of its gross sales in the third and fourth quarters of 1999 were derived from this product area.

         The Company has operated a retail outlet, "Carey's Smokeshop," since 1984. In October 1996, the Company closed the outlet, redesigned the planning and marketing strategies, and reopened the Smokeshop in Canton, Ohio, as The "Havana Group" during December 1997. The retail outlet offers product groups proven historically in the smokeshop industry, and has added other product lines, such as make your own cigarette kits and fine wines. The Company considers that the "Havana Group" retail store has served the Company well in providing the Company with valuable retail experience. The Company intends to sell or license the business to others.

CUSTOMER SERVICE AND TELEMARKETING

         During 1999, the Company derived approximately 67% of its non-club revenues through orders placed over the telephone, emphasizing superior customer service. The Company's payment terms have been major credit cards, checks or open account. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment. The Company's return rate is approximately 4% of sales. The Company purchases telemarketing services from its affiliate, Kids Stuff, Inc. ("Kids Stuff"), a publicly held corporation controlled by Duncan Hill. During the past three fiscal years, Kids Stuff processed over 57,000 telephonic customer orders, catalog requests and service requirements on behalf of the Company.

FULFILLMENT AND DELIVERY

         The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. The Company purchased its fulfillment operations from its affiliate, Kids Stuff. Kids Stuff's facility consists of 39,000 square feet of owned facilities in North Canton, Ohio. The facility is designed to process incoming shipments on a palletized or boxed basis, and to process outgoing shipments on an individualized cost effective basis. Orders shipped were individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted. Kids Stuff's fulfillment center processed over 100,000 Havana Group shipments in the past three fiscal years.

         In November 1999 the Company leased an operations facility effective January 1, 2000. The facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. The Company will pay $96,000 per annum for this facility, less any sub-lease income that the Company may realize from unused office space. The Company moved into this facility in March, 2000. At that time the Company assumed direct responsibility for its fulfillment and delivery functions, and incurring direct costs for these functions.

INVENTORY/PURCHASING

         The Company conducts its purchasing operations at its general offices in Canton, Ohio. Each catalog contains approximately 436 products or stock-keeping units (SKU's). Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for the Company's inventory.

PRODUCT SOURCING

         The Company acquires products for resale in its catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes are manufactured by the Company's wholly-owned subsidiary, Monarch. Monarch supplies approximately 11% of the Company's catalog products. Other than Monarch, the Company currently has three vendors that supply more than 10% of its catalog products. These companies include Havatampa Inc. (21%), Lane Limited (14%) and CTC Industries (10%). Any disruption of service from any of these companies may have an adverse effect on the Company's future sales. Although these suppliers provide a substantial portion of the Company's catalog product, the Company believes that, with the exception of products made by Monarch, most products can be sourced from alternative suppliers. The Company acquires products for sale in the retail store from numerous domestic vendors.

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

DATA PROCESSING

         At the present time the Company relies upon Kids Stuff for data processing services to process its orders and shipments. Additionally, the Company has invested approximately $52,000 in data processing equipment to link to the Kids Stuff system to provide e-mail, networking, and high-speed Internet access. The Company is allocated its portion of data processing costs.

AGREEMENT WITH KIDS STUFF

         Prior to January 1, 1997, all fulfillment and administrative services of the Company were performed and paid for by Duncan Hill who also provided similar services to its subsidiary, Kids Stuff. Fulfillment services included order taking, order processing, customer service, warehouse packing and delivery, telephone contracts and shipping contracts. Fulfillment services were charged to the Company and Kids Stuff based on the actual cost. Administrative services included wages and salaries of officers, accounting, purchasing, executive and creative/marketing personnel. It also included, all leases, contracts, equipment rentals and purchases, audit, legal, data processing, insurance and building rent and maintenance. The administrative costs were allocated by Duncan Hill to the Company and Kids Stuff based upon the percentage of assets for each operating subsidiary to the total assets for all operating subsidiaries. The percentages for 1996 were 31% to the Company and 69% to Kids Stuff.

         During 1997, all administrative and fulfillment services were performed or paid by Kids Stuff on behalf of the Company. All fulfillment services were contracted and paid by Kids Stuff and charged to the Company based on the actual cost. All administrative costs were allocated between the Company and Kids Stuff based upon the percentage of assets for each respective operating company to the total assets for both operating companies with 33% charged to the Company for the period January 1, 1997 through June 30, 1997 and 21% charged to the Company for the period July 1, 1997 through December 31, 1997. Duncan Hill incurred certain other costs that included legal and outside accounting/auditing expenses. These costs were allocated to the Company and Kids Stuff based on the same method and percentages as described above.

         Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 based upon the following: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company has calculated these fees based on actual 1997 costs, and it is Management's belief that these fees would represent actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there were none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company paid to Kids Stuff an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. The Company is also obligated to pay 5% of its 1999 pretax profits to Kids Stuff in connection with these services, however the Company had no pre-tax profits for 1999. This agreement is still in effect, but as of this printing the Company has started providing some of these services themselves.

COMPETITION

         The Company has identified four companies that are involved in mail order as a primary method of sales and distribution, and believes that this constitutes the Company's primary current mail order competition. The four identified competitors, which include 800 JR Cigar, Thompson's Cigar, Fred Stoker & Sons, Inc., and Fink are all mail order cigar businesses that are substantially larger than the Smokeshop. Management believes that the largest competitor in the mail order cigar business is 800-JR Cigar. Competition in all aspects of the Company's business is intense. No assurances can be given that the Company will be able to successfully compete in all aspects of its business in the future.

REGULATORY MATTERS

         The Company's business, and the catalog industry in general, is also subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The wine is regulated in Ohio by the Ohio Department of Liquor Control, which requires the Company to be licensed in order to sell such products. The Federal Trade Commission regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company has no claims or regulatory matters in process or pending as of March 17, 2000.

         The tobacco industry is subject to regulation in the United States at the federal, state and local levels, and the recent trend is toward increasing regulation. Although hearings have been held on certain of these proposals, to date, none of such proposals have been passed by Congress.

         Beyond Congressional action, federal regulators have also been examining whether the cigar industry merits tougher rules, as well. In early 1998, the Federal Trade Commission ordered cigar manufacturers to report how they market cigars, how much they spend on advertising, and who is buying their products. The Federal Trade Commission is considering regulations that would require manufacturers to affix warning statements to cigar packaging in the year 2000.

TOBACCO INDUSTRY LITIGATION.

         The tobacco industry has experienced and is experiencing significant health-related litigation. Private plaintiffs in such litigation are seeking compensatory and, in some cases punitive, damages for injuries claimed to result from the use of tobacco products or exposure to tobacco smoke, and some of these actions have named cigarette distributors as well as manufacturers as defendants.

         While the Master Settlement Agreement (MSA) has not been codified by federal law, 46 states have adopted, or are likely to adopt during year 2000 legislative terms, "model laws" which were defined in the agreement with the states. These model laws provide, in part, for bans on outdoor billboard and transit advertising of tobacco products, significant document disclosure by the settling tobacco companies, bans on sports advertising and product logos on non-tobacco products.

         Under the model laws adopted by most states, tobacco companies which are not signatories to the MSA are required to place funds equivalent to their respective market share assessments of the total settlement payments into escrow funds on a state-by-state basis over a period of 25 years. Roll-your-own (RYO) cigarette tobaccos are considered to be the equivalent of cigarettes under the model laws and manufacturers may be compelled to either sign the MSA or make equivalent escrow payments into state funds.

         Sales of these tobaccos and accessories used by consumers to make their own cigarettes have become an important source of revenues for the Company since June 1999. While the Company is not a manufacturer of RYO tobaccos, there is no guarantee that it will not become liable, directly or indirectly, for settlement payments in the states where the Company may have nexus (property or personnel located within the states). There can be no assurances that the Company will not be drawn into future litigation by individuals or classes regarding claims of injury allegedly resulting from tobacco use or exposure to tobacco smoke.

         The potential costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business, results of operations and financial condition. The recent increase in the sales of RYO tobaccos, as well as the continued popularity of cigar smoking, and the publicity of such increases may increase the probability of legal claims.

POTENTIAL PRODUCT LIABILITY.

         There is a possibility that someone could claim personal injury or property damage resulting from the use of products purchased from the Company. As a seller of tobacco products, the Company is exposed to potential liability. Since 1990, Duncan Hill has maintained, for itself and its subsidiaries (including the Company), product liability insurance. Currently, the amount of coverage is $1 million per occurrence and $2 million in the aggregate. The policies are for a period of two years and are currently in effect through September 17, 2002.

 EMPLOYEES

         As of January 1, 2000, the Company has four full-time salaried management employees, five salaried non-management employees, seven hourly full-time employees, and one hourly part-time employee; this includes its retail store and, Monarch pipe manufacturing facility.

Item 2.           Properties.

         At December 31, 1999, the Company's principal offices were located in North Canton, Ohio, and were shared with the Company's parent and Kids Stuff. The facility consists of 38,600 square feet of offices and warehouse and is owned by Kids Stuff. The Company utilizes approximately 5,000 square feet of warehouse and 1,000 of office space in this building. The Company currently pays $32,200 per annum to Kids Stuff for the use of the aforementioned facilities and for use of certain equipment.

         In November 1999 the Company leased an operations facility effective January 1, 2000. The facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. The Company pays $96,000 per annum for this facility, less any sub-lease income that the Company may realize from unused office space. The Company moved into this facility in March, 2000.

         The facility is located approximately three miles from the Kids Stuff facility, and this proximity will enable the Company to connect to Kids Stuff by high-speed telephone line connections. The Company anticipates that it will be able to utilize the computer systems, telephone system hardware, and Internet connections at Kids Stuff.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.
                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         In May 1998, the Company sold 460,000 Units to the public; each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 and is exercisable at any time until the close of business on May 14, 2003. The Common Stock and Class A Warrants are quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "HVGP" and "HVGPW", respectively. As of February 25, 2000 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were $1.25 and $0.312, respectively. The following table reflects the high and low sales prices for the Company's Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                  Common Stock

         Fiscal Year Ended December 31, 1999                                             HIGH                    LOW
         -----------------------------------                                             ----                    ---
             First Quarter                                                              $5.25                  $1.50
             Second Quarter                                                              5.50                   1.63
             Third Quarter                                                               4.00                   2.00
             Fourth Quarter                                                              3.75                   0.19

         Fiscal Year Ended December 31, 1998                                            HIGH                     LOW
         -----------------------------------                                            ----                     ---
             May 15 - June 30                                                         $12.50                  $5.750
             Third Quarter                                                              7.50                   3.125
             Fourth Quarter                                                            5.125                   3.375


                                Class A Warrants

        Fiscal Year Ended December 31, 1999                                              HIGH                    LOW
        -----------------------------------                                              ----                    ---
            First Quarter                                                               $1.88                  $0.08
            Second Quarter                                                               1.75                   1.00
            Third Quarter                                                                1.13                   0.30
            Fourth Quarter                                                               0.81                   0.03


         Fiscal Year Ended December 31, 1998                                             HIGH                    LOW
         -----------------------------------                                             ----                    ---
             May 15 - June 30                                                          $2.125                  $0.75
             Third Quarter                                                              2.625                   0.50
             Fourth Quarter                                                             2.125                   0.25

         The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

          The Company had approximately 6 record holders as of March 17, 2000 as reported by its transfer agent (Harris Trust Company of New York). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

Item 6.            Managements Discussion and Analysis or Plan of Operation.

          This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere in this Form 10-KSB.

          The Company is a consumer catalog business specializing in smoking pipes, tobaccos, cigars and related accessories. The Company manufactures and distributes the "Magic Inch" and "Aerosphere" smoking pipe systems, and the "Carey Honduran" lines of proprietary hand made cigars. The Company's products are presently offered through the "Carey's Smokeshop" catalog. The Carey Tobacco Club is also offered through the catalog, which is a monthly program of tobacco shipments to Club members. During December 1997 the Company opened The Havana Group retail store.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

     Total net sales for the year ended December 31, 1999 were $1,551,624, an increase of 14.6% from 1998 sales of $1,354,164. Net sales include sales from merchandise, shipping and handling charges and mailing list rental. Tobacco Club sales decreased slightly by $6,481, a decline of 2.4% from 1998 sales of $271,052. This decline was in addition to revenue decrease of the retail store, which decreased slightly to $115,484 in 1999 compared with $122,480 in 1998. Sales of the "Carey Smokeshop" catalog segment increased 15.6% to $1,171,569 in 1999, compared to $1,013,336 in 1998.

     Cost of sales as a percentage of net sales remained unchanged at 66.5% for both 1998 and 1999. Merchandise costs increased slightly from 42.6% of net sales in 1998 to 43.0% of net sales in 1999. The Company attributes this increase to product tests and promotions of premium cigars, especially in the fourth quarter of 1999. Premium cigars typically carry lower gross margins and higher costs of sales than the Company's proprietary pipes and tobaccos.

     Selling expenses, as a percentage of net sales, decreased from 32.1% for 1998 to 29.9% for 1999. This reflects slightly lower catalog advertising costs from 20.0% of sales in 1998 to 18.6% of sales in 1999, and also decreased marketing expense due to retail store operations. The expense of sales personnel in the retail store is reflected in the Company's selling expenses. General and administrative expenses during 1999 were $412,931, or 26.6% of net sales, compared with $473,598, or 35.0% of net sales, for the year ended December 31, 1998. The decrease is attributable to decreased direct costs of operations, such as executive wages, professional fees, and travel expense which are lower than those provided for in the Company's operating agreement with Kids Stuff. Effective January 1, 1998, the Company has an agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order. This agreement is still in effect, but as of this printing, the Company has started providing some of these services themselves.

     Net loss for the year ended December 31, 1999 was $288,448 compared with a net loss of $3,829,372 for the year 1998. Non-cash interest expense associated with a note conversion contributed $3,350,000 of the loss incurred in 1998, and is described more fully in the Company's financial statement footnotes. The Company's loss was due to reduced gross profit margins for premium cigars.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1998, the Company sold its securities in an initial public offering (IPO) as described under Item 5. Net proceeds of the offering amounted to approximately $1,917,282.

         At December 31, 1999, the Company had a deficit in retained earnings of $4,294,707, compared to a deficit in retained earnings of $4,006,259 at December 31, 1998. This resulted from an operating loss of $288,448 for the year ended December 31, 1999. For the year ended December 31, 1999, the impact of the operating loss on the Company's cash position was increased by changes in working capital, which affected operating activities. The operating activities consumed $270,493 in cash through increases in accounts receivable, inventories, other assets, deferred catalog expenses and prepaid expenses., but provided $152,778 from an increase in accounts payable. The net effect of these changes and non-cash charges of $72,483 relating to depreciation and amortization, when added to the Company's net loss, resulted in net cash used by operating activities of $333,680. For the year ended December 31, 1999, the Company purchased property and equipment in the amount of $136,493. The Company also invested $93,412 in catalog and product development. Financing activities during 1999 used cash of $12,301 as a result of decrease of $54,301 in due to affiliates and the issuance of $200,000 options to the CEO providing $42,000. The Company's ending cash balance decreased to $1,058,390 at December 31, 1999.

         The Company has no credit facility at the current time, but is a guarantor on Kids Stuff, Inc. line of credit. The balance on the line was$500,000 at December 31, 1999.

     At December 31, 1998, the Company had a deficit in retained earnings of $4,006,259, compared to a deficit in retained earnings of $176,887 at December 31, 1997. This resulted from an operating loss of $454,603 for the year ended December 31, 1998 and a $3,374,769 charge to earnings as interest expense, which includes $3,350,000 non-cash portion relating to a note conversion. For the year ended December 31, 1998, the impact of the operating loss on the Company's cash position was decreased by changes in working capital, which affected operating activities. The operating activities consumed $79,270 in cash through increases in accounts receivable, inventories and other assets and decreases in accounts payable, but provided $24,998 from a decrease in deferred catalog expenses and prepaid expenses. The net effect of these changes and non-cash charges of $54,608 relating to depreciation and amortization, when added to the Company's net loss, resulted in net cash used by operating activities of $479,036. For the year ended December 31, 1998, the Company purchased property and equipment in the amount in the amount of $53,791. Financing activities during 1998 provided cash of $2,087,492 as a result of net proceeds from the sale of Common Stock of $1,917,282 proceeds from the sale of a convertible note of $100,000 and an increase in amounts due to affiliates of $70,210. The Company's ending cash balance increased to $1,634,276 at December 31, 1998.

         On January 23, 1998, the Company borrowed $200,000 in bridge financing from a bridge lender. The Company issued a non-convertible note in the principal amount of $100,000, which was repaid in May 1998 upon the completion of the Company's IPO and a convertible note in the principal amount of $100,000. Each note bore interest at the rate of eight (8%) percent per annum. The convertible note automatically converted into a total of 400,000 shares of the Company's Common Stock and 1,400,000 Class A Warrants on May 14, 1998 as a result of the Company's completion of its initial public offering. As a result of this financing, the Company recognized a one-time non-cash interest charge to earnings of approximately $3,350,000 in 1998. See "Notes to Consolidated Financial Statements.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to be material.

Item 7. Financial Statements

         The information required by Item 7, and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                             THE HAVANA GROUP, INC.

                                 AND SUBSIDIARY

                                FINANCIAL REPORT

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                                    CONTENTS

------------------------------------------------------------------------------

                                                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                                                 F-3

FINANCIAL STATEMENTS
    Consolidated  balance  sheet                                                                             F-4  through  F-5
    Consolidated statements of operations                                                                    F-6
    Consolidated statements of stockholders' equity                                                          F-7
    Consolidated  statements of cash flows                                                                   F-8
    Notes to consolidated financial statements                                                               F-9 through F-21


                          Independent Auditors' Report

To the Stockholders and Board of Directors
The Havana Group, Inc.
Canton, Ohio

         We have audited the accompanying consolidated balance sheet of The Havana Group, Inc. and subsidiary (subsidiaries of Duncan Hill, Inc.) as of
December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Havana Group, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

Canton, Ohio
March 17, 2000

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1999

                                     ASSETS

         CURRENT ASSETS

         Cash                                                                                    $         1,058,390
         Accounts receivable, net of allowance
         for doubtful accounts of $5,500                                                                      56,460
         Inventories                                                                                         706,070
         Due from affiliates                                                                                 143,753
         Prepaid expenses                                                                                     23,171
         Deferred catalog expenses                                                                            57,357
                                                                                                           ---------
         Total current assets                                                                              2,045,201

         DEFERRED FEDERAL INCOME TAX                                                                          29,070

         PROPERTY AND EQUIPMENT
         Leasehold improvements                                                                               92,244
         Furniture and fixtures                                                                               20,571
         Data processing equipment                                                                            52,343
         Website development                                                                                 110,849
         Machinery and equipment                                                                              10,981
                                                                                                           ---------
                                                                                                             286,988

         Less accumulated depreciation                                                                        51,394
                                                                                                           ---------
                                                                                                             235,594

         OTHER ASSETS, net of accumulated amortization
         Customer lists                                                                                      387,067
         Catalog and product development                                                                      92,518
         Deposits and other                                                                                    9,654
                                                                                                           ---------
                                                                                                             489,239
                                                                                                           ---------
                                                                                                 $         2,799,104
                                                                                                           =========

   The accompanying notes are an integral part to these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
         Accounts payable                                                                        $           276,734
         Accrued expenses                                                                                     10,062
         Due to affiliate                                                                                    290,054
         Customer advances                                                                                     7,679
                                                                                                           ---------
         Total current liabilities                                                                           584,529

         COMMITMENTS AND CONTINGENCIES                                                                           -

         STOCKHOLDERS' EQUITY
         Preferred stock - $.001 par value, 10,000,000
              shares authorized:
                Series A - 5,000,000 shares issued and outstanding                                             5,000
                Series B - 1,100,000 shares issued and outstanding                                             1,100
         Common stock - $.001 par value,
             25,000,000 shares authorized,
                1,860,000 shares issued and outstanding                                                        1,860
         Additional paid-in capital (including warrants)                                                   6,501,322
         Retained earnings (deficit)                                                                      (4,294,707)
                                                                                                           ---------
         Total stockholders' equity                                                                        2,214,575
                                                                                                           ---------
                                                                                                 $         2,799,104
                                                                                                           =========

   The accompanying notes are an integral part to these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998

                                                                                        1999                 1998
                                                                                        ----                 ----
   NET SALES                                                                $        1,551,623  $           1,354,164

   COST OF SALES                                                                     1,032,582                900,272
                                                                                     ---------              ---------
   GROSS PROFIT                                                                        519,041                453,892

   SELLING EXPENSES                                                                    463,972                434,897

   GENERAL AND ADMINISTRATIVE EXPENSES                                                 412,931                473,598
                                                                                    ----------             ----------
   LOSS FROM OPERATIONS                                                               (357,862)              (454,603)

   INTEREST INCOME                                                                      79,597                      -

   INTEREST EXPENSE                                                                     10,183              3,374,769
                                                                                    ----------             ----------
   NET LOSS                                                                 $         (288,448) $          (3,829,372)
                                                                                     ==========            ===========
   BASIC AND DILUTED LOSS PER SHARE
        AFTER CONSIDERING PREFERRED
        STOCK CUMULATIVE DIVIDEND                                           $            (0.21) $               (2.61)
                                                                                     ==========            ===========

   The accompanying notes are an integral part to these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1999 and 1998


                                                   Common     Preferred       Paid-In          Retained
                                                   Stock        Stock         Capital          Earnings          Total
                                                   -----        -----         -------          --------          -----

    BALANCE - JANUARY 1, 1998                  $      1,000 $      6,100 $      1,092,900  $      (176,887) $      923,113

    NET PROCEEDS FROM THE ISSUANCE
       OF 460,000 COMMON SHARES IN
       PUBLIC OFFERING                                  460           -         1,916,822             -          1,917,282

    ISSUANCE OF 400,000 COMMON
        SHARES AND 1,400,000
        WARRANTS FOR CONVERSION
        OF NOTE PAYABLE                                 400           -         3,449,600             -          3,450,000

    NET LOSS                                             -            -               -         (3,829,372)     (3,829,372)
                                                -----------   ----------        ---------       -----------     -----------
    BALANCE - DECEMBER 31, 1998                       1,860        6,100        6,459,322       (4,006,259)      2,461,023

    ISSUANCE OF 200,000 OPTIONS TO
        COMPANY CEO IN LIEU OF
        ACCRUED COMPENSAION                              -            -         42,000               -              42,000

    NET LOSS                                             -            -               -           (288,448)       (288,448)

    BALANCE - DECEMBER 31, 1999                $      1,860   $    6,100      $ 6,501,322     $ (4,294,707)    $ 2,214,575
                                                ============  ===========     ===========     =============    ===========

   The accompanying notes are an integral part to these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1999 and 1998

                                                                                           1999                  1998
                                                                                           ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $         (288,448)   $       (3,829,372)
    Adjustments to reconcile net loss to net cash
        (used) by operating activities:
            Non-cash interest expense incurred on note conversion                                   -             3,350,000
            Depreciation and amortization                                                      72,483                54,608
            (Increase) in accounts receivable                                                 (10,000)               (8,886)
            (Increase) in inventories                                                        (205,305)              (22,858)
            (Increase) decrease in deferred catalog expenses                                  (24,585)               21,411
            (Increase) decrease in prepaid expenses                                           (23,171)                3,587
            (Increase) in deposits and other                                                   (7,432)               (2,500)
            Increase (decrease) in accounts payable, customer advances
                and accrued expenses                                                          152,778               (45,026)
                                                                                            ----------            ----------
Net cash (used) by operating activities                                                      (333,680)             (479,036)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                       (136,493)              (53,791)
 Investment in catalog and product development                                                (93,412)                    -
                                                                                            ----------            ----------
Net cash (used) by investing activities                                                      (229,905)              (53,791)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in due to/from affiliates - net                                                     (54,301)               70,210
   Issuance of 200,000  options to Company CEO
      in lieu of accrued compensation                                                          42,000                     -
    Net proceeds from sale of common stock                                                          -             1,917,282
    Proceeds from convertible note                                                                  -               100,000
                                                                                            ----------            ----------
Net cash (used) provided by financing activities                                              (12,301)            2,087,492
                                                                                            ----------            ----------
NET (DECREASE) INCREASE IN CASH                                                              (575,886)            1,554,665

CASH - BEGINNING                                                                            1,634,276                79,611
                                                                                            ----------            ----------
CASH - ENDING                                                                      $        1,058,390    $        1,634,276
                                                                                            ==========            ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                         $           10,183    $           24,769
                                                                                            ==========            ==========

   The accompanying notes are an integral part to these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     A. Business Description and Principles of Consolidation - The Havana Group, Inc. is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly-owned subsidiary, Monarch Pipe Company (collectively, "the Company"). Monarch Pipe Company (Monarch) manufactures smoking pipes and sells them exclusively to the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company grants credit to its tobacco club members.

     B. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     C. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments.

     D. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. The allowance was $5,500 as of December 31, 1999. Bad debt expense was $5,514 and $13,965 for the years ended December 31, 1999 and 1998, respectively.

     E. Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

     F. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over periods ranging from four weeks to six months, the estimated length of time customers utilize catalogs and other mail order mailings. Catalog expense was $274,099 and $271,158 for the years ended December 31, 1999 and 1998, respectively.

     Product development expenses are costs of developing new flavored tobacco and the new Make-Your-Own cigarette products. These costs are deferred and amortized over 48 months.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies (continued)

     G. Property and equipment are carried at cost and depreciated using the straight-line and accelerated methods over their estimated useful lives ranging from five to ten years. Depreciation expense amounted to $32,883 and $15,624 for the years ended December 31, 1999 and 1998, respectively.

     Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

     H. A customer list was obtained by the Company's predecessor, E.A. Carey of Ohio, Inc. in 1984 for $889,000. The list is being amortized on a straight-line basis through 2008. At December 31, 1999, accumulated amortization was $501,933.

     I. Deferred taxes have been recognized to reflect temporary differences between financial reporting and income tax purposes. The principal differences are due to net operating losses and the treatment of deferred catalog expense.

     J. The Company maintains its cash at a financial institution. The bank balance is $1,146,683 (which exceeds book amounts due to reconciling items) as of December 31, 1999 and at times throughout the year exceeds federally insured amounts.

     K. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year. There were no securities outstanding or granted as of December 31, 1999 and 1998 that would have a dilutive effect on per share amounts. Additionally, the Company experienced a net loss in 1999 and 1998. Therefore, no potential common shares have been included in the computation of diluted per share amounts in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The weighted average number of common shares outstanding for both basic and diluted earnings per share was 1,860,000 and 1,511,287 for 1999 and 1998, respectively. The 1999 and 1998 earnings per share calculations include a charge of $110,000 relative to the cumulative dividends on the Series B Preferred Stock.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies (continued)

     L. New Authoritative Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 2000.

     In March 1998, Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," was used. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria and is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of adoption was not material.

     In December 1999, the Securities and Exchange Commission issued SAB101, "Revenue Recognition in Financial Statements." SAB101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. This statement is effective in the second quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's consolidated results of operations and financial position.

 Note 1.          Inventories

                  Inventories consist of the following at December 31, 1999:

                  Raw materials                                                                    $ 160,401
                  Tobacco, cigars, and pipes                                                         518,676
                  Supplies and catalogs                                                               26,993
                                                                                                    --------
                                                                                                   $ 706,070

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

 Note 2. Income Taxes

                  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The Company files its Federal income tax return as part of a consolidated group.

                  Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31, 1999 and 1998:

                                                        1999             1998
                                                        ----             ----

Deferred tax assets:
    Net operating loss carryforward ............      $ 372,266       $ 261,256
    Depreciation ...............................           --               368
    Valuation allowance ........................       (318,701)       (221,412)
                                                      ---------       ---------
        Total deferred tax assets ..............      $  53,565       $  40,212

Deferred tax liabilities:
    Deferred catalog expense ...................      $ (19,501)      $ (11,142)
    Depreciation ...............................         (4,994)           --
                                                      ---------       ---------
        Total deferred tax liabilities .........        (24,495)        (11,142)
                                                      ---------       ---------
Net deferred tax asset .........................      $  29,070       $  29,070
                                                      =========       =========

                  The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance. The significant difference between 1998 book and tax income was $3,350,000 non-cash interest expense incurred on the note conversion (see Note 5E).

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 2. Income Taxes (continued)

                  The Company has net operating loss carryforwards which will expire as follows:

                                    Year                                    Amount

                                    2008                              $       6,500
                                    2009                                     57,600
                                    2010                                    105,900
                                    2011                                    121,000
                                    2012                                     74,400
                                    2018                                    403,000
                                    2019                                    326,500
                                                                         ----------
                                                                        $ 1,094,900

 Note 3. Lease Commitment

                  Havana Group, Inc. has entered into an operating lease effective January 1, 2000 for warehouse and office space. Prior to January 1, 2000, the Company occupied space in a building owned by Kids Stuff. A portion of the related occupancy costs are allocated to the Company as described in
                  Note 4. Total future minimum lease payments required under this noncancellable operating lease for the years ending December 31 are as follows:

                                    Year                                     Amount

                                    2000                                   $ 96,000
                                    2001                                     96,000
                                    2002                                     96,000

 Note 4. Agreement with Affiliated Company

                         Duncan  Hill,  Inc.,  the parent of The  Havana  Group,
                    Inc., owns 80% of the outstanding voting capital stock of Kids Stuff, Inc. (Kids Stuff). In January 1998, the Company contracted with Kids Stuff whereby Kids Stuff would provide administrative, executive, and accounting services at an annual cost of approximately $206,100 plus $2.40 per order processed. Havana is also obligated to pay 5% of its 1999 and 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits in 1999.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

   Note 4.        Agreement with Affiliated Company (continued)

                  or 1998. At January 1, 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana currently pays to Kids Stuff accounting, data processing, and administrative charges of $15,000 per year plus shipment and warehouse services on a per order basis. Total costs charged to Havana in 1999 and 1998 amounted to $225,086 and $293,432, respectively. This agreement has been extended on a month-to-month basis. Management believes that this is substantially the same cost that it would incur should it procure these services itself.

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
                                                                                                       =======

                         The  accounts  receivable  and  inventory of Havana and
                    Kids Stuff are pledged as collateral which guarantees a $500,000 line of credit reflected on the financial statements of Kids Stuff. The Company's guarantee relative to the line of credit is irrevocable. The outstanding loan balance on the line of credit was $500,000 at December 31, 1999.

   Note 5.        Stockholders' Equity

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

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

   Note 5.        Stockholders' Equity (continued)

                         In May 1998,  the Company  completed an initial  public
                    offering (see Note 10) in which 460,000 units were sold. Each unit consisted of one common share and two Class A warrants

                         In May 1998,  the Company  issued 400,000 common shares
                    and 1,400,000 Class A warrants relative to a bridge loan conversion (see Note 5E).

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

                         Duncan Hill,  Inc.  owns  5,000,000  shares of Series A
                    Preferred Stock (Series A), $.001 par value. The holders of the Series A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

                  The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

   Note 5.        Stockholders' Equity (continued)

         C.       Series B Preferred Stock

                  The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefor, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 1999 or 1998 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.20 per share or $220,000 in the aggregate at December 31, 1999.

                  The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

         D.       Class A Warrants

                  As of December 31, 1999, the Company has 2,658,000 Class A warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the initial public offering (see
                  Note 10); 1,400,000 warrants issued in conjunction with the conversion of a note payable (see Note 5E); 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with the reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

   Note 5.        Stockholders' Equity (continued)

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

         E.       Issuance of Securities in Note Conversion

                  In January 1998, the Company borrowed $100,000 from one private investor in exchange for a convertible promissory note (Convertible Note). The Convertible Note bore interest at 8% per annum and was due on December 31, 1998. However, as the Company completed its initial public offering, in accordance with the note agreement, the note was converted into an aggregate of 400,000 shares of common stock and 1,400,000 Class A warrants. The beneficial conversion feature (in the amount of $3,350,000) of the note was recognized as additional paid-in capital and charged to interest expense during 1998.

   Note 6.        Bridge Loan

                  In January 1998, the Company borrowed $100,000 from one private investor evidenced by a promissory note of $100,000. This is the same private investor mentioned in Note 5E, "Sale of Unregistered Securities." The note bore interest at 8% per annum and was paid off with proceeds from the Company's initial public offering.

   Note 7.        Stock Incentive Plan

                  The Company maintains a Stock Incentive Plan. Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of common stock may be issued; provided, however, that the maximum amount of common stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company,

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

   Note 7.        Stock Incentive Plan (continued)

                  in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of option, stock appreciation rights, stock awards, or a combination thereof. No stock incentives were granted under the Stock Incentive Plan in 1999 and 1998.

   Note 8.        Employment Agreements

         A. The Company entered into a five-year employment agreement with William L. Miller effective December 1, 1997, pursuant to which Mr. Miller is to serve as Chief Executive Officer and President of the Company. The employment agreement provides for an annual base salary of $50,000, increasing to at least $100,000 for the remainder of the contract if the Company's revenues for any fiscal year exceed $5,000,000.

                  Mr. Miller was granted under his employment agreement 200,000 Common Stock Purchase warrants at $6.00 per share. The warrants were converted into Class A warrants upon the completion of the Companies' initial public offering, bearing the same terms and conditions as those Class A warrants issued by the Company being registered.

                  Mr. Miller was also granted under his employment agreement an option to purchase 200,000 shares of the Company's Common
                  Stock,  which  will vest 20% on each of the  following  dates:
                  December 1, 1997; January 1, 1998; January 1, 1999; January 1, 2000; and January 1, 2001, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options will be $6.00 per share, subject to downward adjustment. The exercise price for vested options may be decreased if (a) the Company meets certain performance goals, and (b) Mr. Miller timely elects to "lock-in" a lower exercise price with respect to his vested options. The exercise price for vested options may be reduced by $1.00 per share for each $200,000 of pre-tax income of the Company for the prior fiscal year. The Company shall report to Mr. Miller, promptly upon audited financial statements for the prior fiscal year becoming available, the pre-tax income of the Company for that year. Mr. Miller shall have thirty days in which to decide, with respect to his vested options for

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

   Note 8.        Employment Agreement (continued)

                  which an alternative exercise price has not previously been locked-in, whether to adjust the exercise price of such vested options based upon the pre-tax income of the Company for the prior year.

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

         B. The Company entered into an employment agreement effective February 1, 1999 through December 31, 2002 with Gary J. Corbett whereby Mr. Corbett will serve as the Company's President at an annual base salary of $80,000 plus bonus to be determined by the Board of Directors. He was also granted options to purchase 80,000 shares of the Company's common stock at an exercise price of $3.50 per share subject to downward adjustments in the exercise price if the Company meets certain performance goals. The options vest 25% on March 1, 1999 and 25% on each of the first, second, and third anniversary dates of the employment agreement.

   Note 9.        Fair Value of Stock Based Compensation

                  In 1999, in addition to the options to purchase 200,000 shares of common stock and Common Stock Purchase Warrants to purchase 200,000 shares of common stock issued to Mr. Miller and the options to purchase 80,000 shares of common stock issued to Mr. Corbett (all described in Note 8), the Company has granted options to purchase 60,000 shares of common stock to certain directors (see Note 11).

                  The Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net loss would have been increased by approximately $172,700 or $.11 per share for the year ended December 31, 1998 and $241,500 or $.13 per share for the year ended December 31, 1999.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 9.           Fair Value of Stock Based Compensation (continued)

                  For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted during 1999 using the Black-Scholes option pricing model assuming no dividends, 211% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.0%. The fair value of Class A warrants issued to Mr. Miller was calculated as the value of compensation forgone in return for the warrants. The fair value of options and warrants granted during 1999 was $339,200.

                  The Company computed the fair values of options granted during 1998 using the Black-Scholes option pricing model assuming no dividends, 72% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 5.0%. The fair value of options granted during 1998 was $226,800. No options or warrants have been exercised as of December 31, 1999.

Note 10.          Public Offering

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

Note 11.          Non-Qualified Stock Option Agreement

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

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 11. Non-Qualified Stock Option Agreement (continued)

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

                         The pro forma  effect on the net loss of the Company of
                    the fair value of the options is included in the disclosure in Note 9.

Note 12. Subsequent Event

                         In February  2000,  the Company  cancelled  the 200,000
                    options granted to Mr. Miller as described in Note 8A. The Company concurrently issued 200,000 options to Mr. Miller exercisable at $.40. The fair value of the options granted to Mr. Miller in February 2000 was $78,000, as calculated using the Black-Scholes option pricing model assuming no dividends, 211% volatility, an expected life of five years, and a risk-free interest rate of 6.0%.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                   First
                                               Term of             Became                 Principal
Name                                Age        Office              Director               Occupation

William L. Miller                   63          (1)                 1997                  Chairman of the
                                                                                          Board, Chief
                                                                                          Executive Officer,
                                                                                          and Principal
                                                                                          Financial Officer of
                                                                                          the Company

John W. Cobb, Jr.                   58          (1)                 1997                  Director of Marketing
                                                                                          Global Outreach
                                                                                          University of Maryland

Peter Stokkebye VI                  69          (1)                 1997                  Retired

Clark D. Swisher                    48          (1)                 3/31/00               Vice President,
                                                                                          Employee Benefits
                                                                                          Division of Leonard
                                                                                          McCormick Agency

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

(c)      Business Experience

     William L. Miller has been Chairman of the Board of Directors of the Company and Chief Executive Officer since December 1997. He previously served as President of the Company from December 1997 - March 1999. Previously, he was the sole director and executive officer of Carey from 1984 to December 1997. Mr. Miller has held identical positions at Kids Stuff, Inc. from its formation in July 1996 to the present time. Mr. Miller had been a director of Perfectly Safe, Inc. and its Vice President since it was formed by Duncan Hill in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill. He holds a Bachelors Degree in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University.

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

     John W. Cobb, Jr., has been a Director of the Company since December 1997. Mr. Cobb is the Director of Marketing, Global Outreach, at the University of Maryland since 10/99. Previously, Mr. Cobb was a Senior Vice President of Marketing at McGraw-Hill Continuing Education center in Washington, DC from 1981-1999. From 1979-1981, he was the Vice President of Marketing and Syndication Sales for C.B.S., Inc., Columbia House Division in New York and Vice President, Direct Mail Marketing/Special Markets for Bell & Howell Consumer Products Group in Chicago (1969-1979). As a result of his experience, he has a comprehensive understanding of the direct mail business. Mr. Cobb has serves as a director of Duncan Hill from 1993 to the present time. Mr. Cobb holds a Bachelors Degree in Economics, with a Minor in Marketing from Central College of Iowa and a Masters Degree in Marketing with a Minor in Management from the University of Iowa Graduate School of Business.

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

     Peter Stokkebye VI is considered by Management to be the only current outside (independent) director of the Company. The Company is attempting to identify and appoint one other individual who is not affiliated with the Company or its affiliates as a director. Since this person has not yet been identified, there can be no assurance given that the Company will be able to attract a suitable candidate to serve as a director. If successful, this presently unidentified person combined with Peter Stokkebye VI, would provide the Company with two independent directors and the Board would establish a Compensation Committee and an Audit Committee. The Audit Committee, which will consist of at least a majority of outside directors who are not affiliated with the Company, will among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee will consist entirely of outside directors who are not affiliated with the Company, Kids Stuff or Duncan Hill. The Compensation Committee will review and recommend to the Board of Directors the compensation structure for the Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation.

     Clark D. Swisher is a director of Kids Stuff, Inc. since July 1996. Mr. Swisher has been Vice President of the Employee Benefits Division of the Leonard-McCormick Agency, a general insurance agency, since 1984. Mr. Swisher's professional background includes membership in the National Association of Life Underwriters and the University of Akron Business Advisory Council. Mr. Swisher has been a director of Duncan Hill, Inc. since 1995.

     As of the date of the 10-KSB, the Company does not have any committees of the Board of Directors although it may have committees in the future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the ?Exchange Act?), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 1999.

Item 10. Executive Compensation

                  The following table provides a summary compensation table with respect to the compensation of William L. Miller, the Company's Chief Executive Officer (CEO) for the past three years.

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
       Principal                                    sation       Award(s)   Number of      Payouts       sation
       Position    Year    Salary ($)   Bonus ($)    ($)          ($)(3)    Options         ($)            ($)

W. Miller,
Chief Executive    1999       -0-(5)      -0-       3,600         -0-        200,000         -0-           -0-
Officer (2)
                   1998    46,400         -0-       3,600         -0-          -0-           -0-           -0-

                   1997    28,167(1)      -0-       4,000         -0-(3)     400,000(4)      -0-           -0-

     (1) Compensation was paid by Kids Stuff or Duncan Hill, which provided management and general and administrative services to the Company (and its predecessor, Carey), and which after Carey's reincorporation in Delaware, continued to maintain the named Executive Officer on its payroll. Approximately 20% of Miller's compensation paid by Duncan Hill or Kids Stuff to Miller was expensed to the Company in 1997. The table reflects the amount of Mr. Miller's compensation allocated to the Company.

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

     (3) Does not include securities issued to Duncan Hill, a public company controlled by Mr. Miller or 240,000 shares sold to Mr. Miller on February 7, 2000 at a price of $.4044 per share. See "Certain Transactions" for a description of these transactions, which transactions include 1,000,000 shares of the Company's Common Stock in connection with the reincorporation of the Company in Delaware, 5,000,000 shares of Series A Preferred Stock issued as a dividend to Duncan Hill, 1,100,000 shares of Series B Preferred Stock issued to Duncan Hill in connection with Duncan Hill's assumption of $300,000 of the Company's indebtedness to Kids Stuff and a dividend to Duncan Hill of Warrants to purchase 138,000 shares of the Company's Common Stock, which Warrants on May 14, 1998 automatically converted into 138,000 Class A Warrants identical to those sold in the Company's initial public offering.

     (4) Includes warrants to purchase 200,000 shares of the Company's Common Stock, which warrants automatically converted into 200,000 Class A warrants identical to those sold in the Company's initial public offering and options to purchase 200,000 shares of the Company's Common Stock as described herein.

     (5) Mr. Miller's employment contract required him to be paid a salary of $50,000 for 1999. On June 30, 1999, Mr. Miller modified his employment agreement to receive 200,000 Class A Warrants identical to those sold to the public in exchange for $42,000 in accrued salary. Accordingly, Mr. Miller did not receive any cash compensation in 1999 but did receive 200,000 Class A Warrants.


                               OPTION GRANTS TABLE

      The information provided in the table below provides information with respect to individual grants of stock options (or warrants) during fiscal 1999 to the Company's Chief Executive Officer.

                        Option Grants in Last Fiscal Year
                                                                                               Potential
                                                                                          Realizable Value at
                                                                                             Assumed Annual
                              Individual Grants                                    Rates of Stock Price Appreciation
                                                                                          for Option Term (2)

        (a)               (b)           (c)            (d)           (e)             (f)                  (g)
                                        % of
                                       Total
                                      Options/
                                     Granted to
                        Options      Employees       Exercise      Expira-
                        Granted      in Fiscal        Price          tion
        Name              (#)         Year (1)        ($/Sh)         Date           5% ($)              10% ($)

William L. Miller     200,000          100%           5.25           5/14/03       226,000             488,000

     (1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

     (2) The potential realizable value of each grant of options assumes that the market price of Havana's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 1999 by the Company's Chief Executive Officer and the fiscal year end value of the Company's unexercised options.

           (a)                  (b)            (c)                  (d)                         (e)

                                                               Number of
                                                           Securities Underlying
                                                                Unexercised                   Value of
                                                               Options/Warrants             Unexercised
                              Shares                            at FY-End (#)               In-the-Money
                            Acquired on                         Exercisable/              Options/Warrants
          Name             Exercise (#)       Value             Unexercisable               at Fy-End($)
                                             Realized                                       Exercisable/
                                              ($)(1)                                      Unexercisable(1)

William L. Miller               -0-            -0-         360,000/40,000                    -0-/-0-



(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options/warrants and the exercise price of the options/warrants at exercise or fiscal year end, respectively. Column
         (e) is based upon a year-end value of Common Stock of approximately $.1875 per share. It does not reflect the value of the Warrants, which could be sold in the open market.

INCENTIVE COMPENSATION PLAN

         1997 LONG-TERM STOCK INCENTIVE PLAN. In November 1997, the Company's majority stockholder approved the adoption of the Company's 1997 Long-term Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Board of Directors or a Compensation Committee of the Board of Directors consisting of not less than three members may grant stock incentives to employees of the Company pursuant to which a total of 400,000 shares of common stock may be issued: provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof.

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

EMPLOYMENT AGREEMENTS

         Pursuant to an employment agreement dated as of December 1, 1997, the Company employed William Miller ("Miller") as its Chairman of the Board and Chief Executive Officer over a term commencing on December 1, 1997 and expiring on December 31, 2002. On February 7, 2000, the Company extended Mr. Miller's one additional year to December 31, 2003 and agreed to sell to Mr. Miller 240,000 shares of Havana's Common Stock at the then fair market value of $.4044 per share. The agreement provides for the following compensation: (i) a base annual salary of $50,000 for 1998 (and each year thereafter) subject to increase to at least $100,000 for the beginning of the following fiscal year and the remainder of the term should the Company's gross revenues exceed $5,000,000 for the prior year; (ii) a cash bonus pool for key management personnel administered by the Board of Directors or a Compensation Committee under which a cash bonus will be paid to Miller in an amount ranging from 0% to 50% of Miller's prior year's base salary; (iii) five-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, which warrants on May 14, 1998 automatically converted into 200,000 Class A Warrants identical to those sold to the public in connection with its initial public offering; (iv) in the event the Company engages in any interim financing in order to raise capital for any venture, subsidiary acquisition or similar transaction, Miller shall have the option to participate in, or match the terms of, any such interim financing such that the terms offered to Miller are the same or similar to those terms offered to such non-affiliated third party, and Miller is given the opportunity to participate up to an amount equal to the amount of financing provided by any third party (it being noted that Miller elected not to participate in the $200,000 bridge financing); and (v) ten-year options to purchase 200,000 shares of the Company's Common Stock. As March 30, 2000, options to purchase 160,000 shares are vested and are currently exercisable at $.4044. The remaining options become exercisable at the same exercise price on January 1, 2001. On February 4, 2000 Mr. Miller's options which were originally exercisable at $6.00, subject to adjustment, were cancelled and were re-granted on terms identical to those in his original options except the exercise price was lowered to $.4044 per common share representing the market value of the Company's common stock at February 4, 2000. Reference is made to footnote 5 to Summary Compensation Table under "Executive Summary" for a discussion of a modification to Mr. Miller's employment contract which resulted in the issuance of 200,000 Class A Warrants in exchange for his waiver of a total of $42,000 of monies due him.

         Miller's employment agreement provides for indemnification to the full extent permitted by law. Provided Miller beneficially owns less than 50% of the Company's then outstanding voting stock, Miller is entitled to terminate the agreement on 30 days' prior written notice upon the incurrence of one of the following events: (a) the failure of the Company to re-elect him as Chief Executive Officer; (b) a material change in his responsibilities, functions or duties; (c) a material breach of the agreement by the Company; or (d) the liquidation or dissolution, or consolidation, merger or other business combination of the Company, or transfer of all or substantially all of the Company' assets unless such consolidation, merger, or business combination does not adversely affect Miller's position or the dignity or responsibilities of Miller. The employment agreement can be terminated by the Company at any time for cause (as defined in the agreement) on 30 days' prior written notice. In the event that the agreement is terminated by the Company without cause or by Miller (as described below) due to a material change in his responsibilities, functions or duties, the Company shall pay Miller a lump sum on the date of termination as severance pay an amount derived by multiplying the factor 2.99 by the sum of Miller's salary and bonus paid in the year prior to the year of termination. In the event the agreement expires and Miller is not re-hired as Chairman of the Board and Chief Executive Officer of the Company on terms mutually acceptable to the parties, the Company shall pay in a lump sum on the date of termination severance compensation to Miller in an amount equal to Miller's salary and bonus paid in the year ending December 31, 2002.

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

         Pursuant to an agreement dated as of December 8, 1998, the Company entered into an employment contract effective February 1, 1999 with Gary J. Corbett pursuant to which he agreed to serve as President of the Company at a base salary of $80,000 per annum, bonuses to be determined by the Board of Directors and a signing bonus of $22,000 should he not receive this amount via a performance bonus from his prior employer. He was also granted options to purchase 80,000 shares of the Company's Common Stock at an exercise price of $3.50 per share with one-fourth of said options vesting on March 1, 1999 and thereafter the balance of the options vesting in three equal annual installments on the first three anniversary dates of the employment contract. The options contain certain provisions to decrease the exercise price similar to those provisions that apply to Mr. Miller's options, which are described above. The term of the employment contract commenced on February 1, 1999 and will expire on December 31, 2002. The contract may be terminated by Mr. Corbett on 120 days prior written notice, by mutual consent of the parties, by the Company for cause as defined in the contract and by the Company without cause on or before December 31, 1999. If terminated without cause prior to December 31, 1999, Mr. Corbett is entitled to four months termination pay. Termination without cause after January 1, 2000 shall result in the Company being required to pay Mr. Corbett termination pay equal to twelve months base salary.

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

         Miller is a co-founder of the Company's parent, Duncan Hill. Miller is currently the President of Duncan Hill, as well as Chairman of the Board of Directors and Chief Executive Officer of Kids Stuff and the Company. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Kids Stuff, as he deems appropriate. Accordingly, Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business' chief executive officer, (ii) involving competition for business opportunities, and (iii) involving transactions between the Company and its affiliated companies. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and Duncan Hill, Kids Stuff or any other affiliated company must be approved by at least a majority of the Company's disinterested directors. Currently the Company has only one disinterested director and Duncan Hill and Miller control the election of the directors including the disinterested directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 17, 2000, certain information with respect to the beneficial ownership of Common Stock and Series A and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.

                                                          Shares of                       Shares of Series A and B
                                                         Common Stock                          Preferred Stock
                                                      Beneficially Owned                     Beneficially Owned
  NAME AND ADDRESS OF
  BENEFICIAL OWNER(1)                           NUMBER           PERCENT(3)             NUMBER          PERCENT(4)

     Duncan Hill (2)                             866,000(4)        36.9%            6,100,000(4)           100%

     William L. Miller (5)                     1,466,000(5)        54.6%            6,100,000(6)           100

     John W. Cobb (2)(6)                          22,500            1.0%                  -0-                 -0-

     Peter Stokkebye(2)(6)                        22,500            1.0%                  -0-                 -0-

     Gary Corbett (7)                             40,000            1.0%                  -0-                 -0-

     All five Officers and Directors           1,551,000            1.7%                  -0-                 -0-

       * Represents less than 1% of the outstanding shares of Common Stock.

     (1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. or investment power, have been deemed beneficially owned. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting

     (2) All addresses are c/o The Havana Group, Inc., 5701 Mayfair Rd, North Canton, OH 44720.

     (3) Calculated based upon 2,345,000 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants and Options.

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

     (5) Mr. Miller may be deemed to beneficially own all Duncan Hill's shares of capital stock based upon his and his wife's 68% controlling interest in Duncan Hill's shares of Common Stock. The table above reflects his controlling interest of 866,000 shares owned by Duncan and 240,000 shares of Havana's Common Stock, Class A Warrants to purchase 200,000 shares of Common Stock and options to purchase 160,000 shares of Common Stock, which are directly beneficially owned by him. Not included in the foregoing are options to purchase 40,000 shares which are not deemed beneficially owned by him as of March 17, 2000. Mr. Miller by virtue of his beneficial ownership of Common Stock and Preferred Stock (excluding options and warrants) has the right to vote control the vote of 7,606,000 shares of the Company's voting capital representing 88.4% of the outstanding voting capital stock of the Company.

     (6) Messrs. Cobb and Stokkebye each beneficially own options to purchase 15,000 shares of Common Stock. An additional 7,500 options will become beneficially owned on January 1, 2001.

     (7) Mr. Corbett beneficially owns options to purchase 20,000 shares of Common Stock. An additional 20,000 options will become beneficially owned on each of February 1, 2001 and February 1, 2002.

Item 12.       Certain Relationships and Related Transactions.

         Prior to 1997, fulfillment and administrative services of the Company were performed for the Company by Duncan Hill, which also provided similar services to its subsidiary, Kids Stuff. Fulfillment services included order taking, order processing, customer service, warehouse packing and delivery, telephone contracts and shipping contracts. Fulfillment services were charged to the Company and Kids Stuff based on the actual cost. The amount of these charges was $295,558 during 1996. Administrative services included wages and salaries of officers, accounting, purchasing, executive and creative/marketing personnel. It also included, all leases, contracts, equipment rentals and purchases, audit, legal, data processing, insurance and building rent and maintenance. The administrative costs were allocated by Duncan Hill to the Company and Kids Stuff based upon the percentage of assets for each operating subsidiary to the total assets for all operating subsidiaries. The amount charged to the Company during 1996 was $360,873. The percentages for 1996 were 31% to the Company and 69% to Kids Stuff. During 1997, all administrative and fulfillment services were performed or paid by Kids Stuff on behalf of the Company. All fulfillment services were contracted and paid by Kids Stuff and charged to the Company based on the actual cost. The charges to the Company were $218,632 for 1997. All administrative costs were allocated between the Company and Kids Stuff based upon the percentage of assets for each respective operating company to the total assets for both operating companies with 33% charged to the Company for the period January 1, 1997 through June 30, 1997 and 21% charged to the Company for the period July 1, 1997 through December 31, 1997. The total charges to the Company from Kids Stuff were $255,120. Duncan Hill also incurred certain other costs that were allocated to the Company and Kids Stuff based on the same method and percentages as described above.

         These costs were incurred and billed in the name of Duncan Hill and include such items as legal fees, outside accounting fees and insurance expense. Though Duncan Hill was billed for the items the Company partially benefited from the services received. The charge to the Company was $65,474.

         Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 based upon the following: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company has calculated these fees based on actual 1997 costs, and it is Management's belief that these fees would represent actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there was none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company pays to Kids Stuff an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. The Company is also obliged to pay 5% of its 1999 pretax profits to Kids Stuff in connection with these services however the Company had no pre-tax profits for 1999. This agreement is still in effect, but as of this printing, the Company has started provided some of these services themselves.

         Until August 1997, Duncan Hill received all revenues and deposited these funds in its own account for the benefit of the Company and made payments against Company charged expenses including, without limitation, any funds due Duncan Hill and Kids Stuff.

         Effective September 1997, the Company obtained its own banking accounts, whereby the Company manages all deposits and payments. the Company will manage its own functions with the exception of those discussed above, for which the Company will make payment to Kids Stuff for services provided by Kids Stuff. At January 1, 1998, the Company owed a net of $173,752 to Kids Stuff and is owed a net amount, which consists of charges for fulfillment and administrative services of $473,752 less $300,000 of affiliate indebtedness assumed by Duncan Hill relating to the sale of the Company's Series B Preferred Stock. See "(iv)" below. The Company is also owed a net of $43,860 from Duncan Hill which consists of balances since 1984 totaling $12,312,833 owed by Duncan Hill for payments from the Company in the form of revenue deposits as mentioned above, $8,455,066 in payments made on behalf of the Company by Duncan Hill for accounts payable and other payments and $3,813,907 owed to Duncan Hill for fulfillment and administrative expenses allocated to the Company. The Company intends to pay the balance due to Kids Stuff from cash flow over the next 12 months.

         (ii) Pursuant to an employment  agreement,  the Company granted William
L. Miller five year Warrants to purchase 200,000 shares of the Company's Common Stock in December 1997. Upon the completion of the Company's initial public offering ("IPO"), the aforesaid Warrants which are exercisable at $6.00 per share automatically converted into Class A Warrants identical to those sold in the IPO.

         (iii) On December 8, 1997, the Company declared a stock dividend of 5,000,000 shares of its Series A Preferred Stock and five year warrants to purchase 138,000 shares of the Company's Common Stock to Duncan Hill, the Company's sole common stockholder prior to the Offering. Upon the completion of the IPO, the aforesaid warrants which are exercisable at $6.00 per share automatically converted into Class A Warrants identical to those sold in the IPO.

         (iv) On December 8, 1997, the Company sold 1,100,000 shares of its Series B Preferred Stock to Duncan Hill in exchange for Duncan Hill's assumption of $300,000 of indebtedness owing to an affiliate. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30 and December 31 commencing with March 31, 1998. All issued and outstanding shares of Series B Preferred Stock are owned by Duncan Hill.

         All the aforesaid transactions occurred at a time when the Company was a sole shareholder of Duncan Hill. All future transactions between the Company, Duncan Hill and Kids Stuff must be approved by a majority of the Company's disinterested directors.

          (v) See Footnote 5 in Summary Compensation Table under "Executive Compensation" for a description of the issuance of 200,000 Class A Warrants to Mr. Miller on June 30, 1999.

         (vi) On February 7, 2000, the Company sold 240,000 shares of its Common Stock to Miller at a cash purchase price of $.4044 per share.

(vii) In March 2000, the Company sold 245,000 shares of its Common Stock to seven non-affiliated persons at a purchase price of $1.00 per share.

Item 13.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

       2.0   Certificate of Merger (Ohio)
       2.1   Certificate of Merger (Delaware)
       2.2   Agreement and Plan of Merger
       3.0   Certificate of Incorporation
       3.1   Designation  of Rights of Series A and Series B Preferred  Stock
       3.2   By-Laws
       3.3   Form of  Certificate of Amendment  Correcting  Designation of Rights of Series A
             and Series B Preferred Stock
       4.0   Specimen of Common Stock
       4.1   Specimen  of Class A  Warrant
       4.2   Form of  Underwriter's  Unit  Purchase Option
       4.3   Form of Warrant Agreement
       5.0   Opinion of Lester Morse P.C.
      10.0   Employment Agreement with William L. Miller
      10.1   Agreement with Kids Stuff, Inc. as of January 1, 1998
      10.2   1997 Long-Term Incentive Plan
      10.3   Duncan Hill lease for principal office
      10.4   First Amendment to Exhibit 10.3 lease
      10.5   Kids Stuff credit facility with United National Bank
      10.6   Registrant's guarantee of Exhibit 10.5 (included in Exhibit 10.5)
      10.7   Employment Agreement dated as of December 8, 1998 with Gary Corbett.**
      27      Selected Financial Data*

-------------------------
     *     Filed herewith.
     **    Incorporated by reference from the Issuer's Form 10-KSB

(b)        Reports on Form 8-K

              During the three months ended December 31, 1999, a Form 8-K was not filed or required to be filed.

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

Dated:     Canton, Ohio
           March 30, 2000

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signatures                    Titles                                       Date

/s/ William L. Miller                  Chairman of the
William L. Miller                      Board, Chief Executive Officer,
                                       Principal Financial Officer,
                                       Treasurer and Secretary                      March 30, 2000


/s/ Peter Stokkebye
Peter Stokkebye                        Director                                     March 30, 2000


/s/ John Cobb
John Cobb                              Director                                     March 30, 2000
