Form 10KSB/A
period 1999-12-31
HAVANA GROUP INC
filed 2000-04-05
CIK 1053648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                         Additionally,  in February 2000,  Mr. Miller  purchased
                    240,000 unregistered shares of the Company's common stock at a price of $.4044 per share for total proceeds of approximately $97,000. In March, 2000, the Company sold 245,000 unregistered common shares to seven investors for $242,000, net of expenses. The following unaudited pro-forma condensed consolidated balance sheet gives affect to the sales of these sales.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY

Note 12. Subsequent Events (continued)

                      The Havana Group, Inc. and Subsidiary
                 Pro-Forma Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                December 31, 1999


                            ASSETS                                                               Unaudited

                  Current assets                                                               $ 2,384,201
                  Deferred Federal income tax                                                       29,070
                  Property and equipment                                                           235,594
                  Other assets, net                                                                489,239
                                                                                                ----------
                                                                                               $ 3,138,104

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                  Current liabilities                                                         $    584,529
                  Stockholders' equity                                                           2,553,575
                                                                                                 ---------
                                                                                               $ 3,138,104

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

                                                          THE HAVANA GROUP, INC.



                                                       By: /s/ William L. Miller
                                                               William L. Miller

                                                         Chief Executive Officer

Dated:     Canton, Ohio
           April 4, 2000

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signatures                    Titles                                       Date

/s/ William L. Miller                  Chairman of the
William L. Miller                      Board, Chief Executive Officer,
                                       Principal Financial Officer,
                                       Treasurer and Secretary                      April 4, 2000


/s/ Peter Stokkebye

Peter Stokkebye                        Director                                     April 4, 2000


/s/ John Cobb

John Cobb                              Director                                     April 4, 2000


___________________                    Director                                     April 4, 2000
Clark D. Swisher