Form 10KSB/A
period 1999-12-31
HAVANA GROUP INC
filed 2000-04-05
CIK 1053648

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

                                                          /s/ Hausser+Taylor LLP
                                                              Hausser+Taylor LLP
Canton, Ohio
March 17, 2000

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

                         Additionally,  in February 2000,  Mr. Miller  purchased
                    240,000 unregistered shares of the Company's common stock at a price of $.4044 per share for total proceeds of approximately $97,000. In March, 2000, the Company sold 245,000 unregistered common shares to seven investors for $242,000, net of expenses. The following unaudited pro-forma condensed consolidated balance sheet gives affect to the sales of these securities.

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