Form 10QSB
period 2000-03-31
HAVANA GROUP INC
filed 2000-05-12
CIK 1053648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT HAVE 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________

                        COMMISSION FILE NUMBER: 000-24269

                             THE HAVANA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        34-1454529
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYEROR ORGANIZATION
 OF INCORPORATION                               IDENTIFICATION NO.)

                   5701 MAYFAIR ROAD, NORTH CANTON, OHIO 44720
               (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES) (ZIP CODE)

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

                                                                Yes [ X ] No [ ]

     As of May 15, 2000, there were 2,345,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

                                                                  Yes [ ] No [X]

INDEX

Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999.........................................3
Consolidated Statements of Operations - Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited)................5
Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited)................6
Notes to Financial Statements...........................................................................................7
Item 2 - Management's Discussion and Analysis or Plan of Operation......................................................10
Part II - Other Information.............................................................................................13
Signature Page..........................................................................................................14

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (UNAUDITED)

                                                       March 31       December 31,
                                                         2000             1999
ASSETS

CURRENT ASSETS:

    Cash .........................................     $  952,069     $1,058,390
      Accounts receivable ..........................      110,135         56,460
    Inventories ..................................        680,462        706,070
      Due from affiliates                                    -           143,753
    Deferred catalog expense .....................         74,873         57,357
    Prepaid expenses .............................         14,423         23,171

          Total Current Assets ...................      1,831,962      2,045,201

DEFERRED FEDERAL INCOME TAX ......................         29,070         29,070

PROPERTY & EQUIPMENT:

    Leasehold Improvements .......................        104,684         92,244
    Machinery and equipment ......................         40,192         10,981
    Data Processing equipment ....................         60,362         52,343
    Web Site Development .........................        109,374        110,849
    Furniture and fixtures .......................         20,403         20,571
                                                          335,015        286,988
    Less accumulated depreciation ................         59,174         51,394

                                                          275,841        235,594
OTHER ASSETS, net of accumulated amortization

    Customer lists ...............................         377,666       387,067
    Catalog and product development...............          92,938        92,518
       Deposits and other.........................          11,217         9,654

Total Other Assets                                         481,821       489,239

TOTAL ASSESTS                                            2,618,694    $2,799,104
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                                   March 31,     December 31,
                                                                                        2000            1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...........................................................        91,934    $   276,734
    Accrued expenses... ........................................................         9,125         10,062
    Due to affiliates ..........................................................             -        290,054
    Customer advances and other ................................................         5,113          7,679

         Total Current Liabilities .............................................       106,172        584,529


STOCKHOLDERS' EQUITY:

    Preferred stock Series A....................................................         5,000          5,000
    Preferred stock Series B....................................................         1,100          1,100
    Common stock ...............................................................         2,345          1,860
    Additional paid -in capital ................................................     6,842,893      6,501,322
    Retained earnings (deficit) ................................................    (4,338,816)    (4,294,707)

         Total Stockholders' Equity ............................................     2,512,522      2,214,575

TOTAL LIABILITIES & EQUITY                                                         $ 2,618,694    $ 2,799,104
                                                                                   ===========    ===========













   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                    (UNAUDITED)

                                      Three Months Ended March 31
                                           2000           1999

Net Sales .........................   $   449,450    $   261,764

Cost of Sales .....................       241,332        189,077

Gross Profit ......................       208,118         72,687

Selling Expenses ..................       119,411         81,780

General and Administrative Expenses       145,464         78,733

Loss From Operations ..............       (56,757)       (87,826)

Interest Income ...................        12,648         16,371

Net Loss ..........................   ($   44,109)   ($   71,455)
                                      ===========    ===========

Basic and Diluted Loss Per Share ..   ($     0.02)   ($     0.04)


















   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                Three Months Ended March 31,

                                                                                     2000           1999

Cash Flows From Operating Activities:

    Net loss .................................................................   ($   44,109)      ($71,455)
    Adjustments to reconcile net loss to net cash (used) by operating activities

        Depreciation and amortization ........................................        20,246         14,266
        (Increase) decrease in accounts receivable ...........................       (53,675)         2,958
        Decrease(increase) in inventories ....................................        25,608        (54,942)
        (Increase) in deferred catalog expense ...............................       (17,516)        (4,251)
        Decrease (increase) decrease in prepaid expenses .....................         8,748         (4,950)
          (Increase) in deposits and other ...................................        (1,563)             -
        (Decrease) increase in accounts payable, customer advances
          and accrued expenses................................................      (188,303)        26,194

Net cash (used) by operating activities ......................................      (250,565)       (92,180)



Cash Flows From Investing Activities:

    Purchase of property and equipment .......................................       (48,026)       (58,087)
    Investment in catalog and product development ............................        (3,485)             -

Net cash (used) by investing activities.......................................       (51,511)       (58,087)



Cash Flows From Financing Activities:

    Change in due to/from affiliates .........................................      (146,301)      (160,531)
    Sale of Common Stock......................................................       342,056              -



Net cash provided(used) by financing activities ..............................       195,755       (160,531)



Net (Decrease) in Cash .......................................................      (106,321)      (310,798)



Cash - Beginning .............................................................     1,058,390      1,634,276



Cash - Ending ................................................................   $   952,069   $  1,323,478
                                                                                 ===========   ============


    The accompanying notes are an integral part of these financial statements

                      THE HAVANA GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Business Description and Principles of Consolidation

     The Havana Group, Inc. (Havana) is in the mail order and Internet business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its wholly owned subsidiary, Monarch Pipe Company (collectively, "the Company"). Monarch manufactures smoking pipes and sells them exclusively to Havana. All significant inter-company accounts and transactions have been eliminated in consolidation

Note 2.  Basis of Presentation

     A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three month periods ended March 31, 2000, and March 31, 1999 and cash flows for the three month periods ended March 31, 2000 and March 31, 1999. The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - The number of shares outstanding in computing basic and diluted earnings per share for the three-month periods ended March 31, 2000 and 1999 was 2,345,000 and 1,860,000 respectively.

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

     In December 1999, the Securities and Exchange Commission issued SAB101, "Revenue Recognition in Financial Statements" SAB101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. This statement is effective in the second quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's consolidated results of operations and financial position.

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

     At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company pays to Kids an accounting, data processing, and administrative charge of $15,000 per year. Additionally, a $1.75 per shipment for warehouse services was paid by Havana until March 8, 2000 when Havana obtained their own warehousing facility and no longer required Kids Stuff Inc.'s fulfillment services.

Note 4.  Stockholders' Equity

Common Stock

     The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. In connection with reorganization, the Company issued 1,000,000 common shares to its parent, Duncan Hill, Inc. The holders of Common shares are entitled to one vote on all stockholder matters.

     The Company is not currently subject to any contractual arrangements, which restricts its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

     In Febuary 2000, Mr. Miller purchased 240,000 unregistered shares of the Company's common stock at a price of $.4044 per share for total proceeds of approximately $97,000. In March 2000, the Company sold 245,000 unregistered common shares to seven investors in a private placement for $245,000.

     B. Series A Preferred Stock

     The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix all rights, preferences, privileges, and restrictions. In December 1997, the Company issued, as a dividend to Duncan Hill, Inc., 5,000,000 shares of Series A Preferred Stock (Series A) to Duncan Hill, Inc. The Series A holders are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

     C. Series B Preferred Stock

     In December 1997, the Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to an affiliate. Series B has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon reaching net pre-tax earnings of at least $500,000. If declared by the Board of Directors, Series B shareholders are entitled to receive quarterly dividends of no more than $.025 per share, payable out of surplus or net profits of the Company. As of November 10, 1999, the Board of Directors has not declared any dividends. As the Series B Preferred pays a $.10 dividend per share, the Company has recorded the Series B stock at $1.00 per share to reflect its estimated fair value. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation of the Company, each share of Series B stock has a liquidation preference of $.001, which is subordinated to the liquidation preference of the Series A stock.

     D. Class A Warrants

     As of March 31, 2000, the Company has 2,858,000 Class A Warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the initial public offering (see Note 8); 1,400,000 warrants issued in connection with the conversion of a note payable (see Note 4E); 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with a reorganization; and 400,000 warrants issued to Mr. William Miller, the Company's CEO, as described in Note 5, 200,000 of which he currently owns.

     Each Class A Warrant entitles the Holder to purchase one share of common stock at a price of $5.25 and expires May 2003. The Company may redeem the Class A Warrants at a price of $.10 per warrant, upon not less than 30 days' prior written notice, if the closing bid price of the common stock has been at least $10.50 per share for 20 consecutive trading days ending no more than the 15th day prior to the date on which the notice of redemption is given.

Note 5. Employment Agreement

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

     At June 30, 1999 the Company and its CEO agreed to modify his employment agreement. Pursuant to the modification, the CEO received 200,000 Class A Warrants identical to the Class A Warrants issued to the public in May 1998 in exchange for his waiver of base salary. The modification agreement will require the Company to register with the Securities and Exchange Commission the resale of Mr. Miller's Class A Warrants. See Note 4D for a description of the terms of the Class A Warrants.

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

o A final Order must be entered confirming P&K's Plan of Reorganization pursuant to which Mr. & Mrs. John Parker and / or Mr. & Mrs. Jerold Christensen (collectively the "Sellers") will acquire 100% of the capital stock of P&K as a reorganized entity out of Chapter 11 Bankruptcy and will resell the capital stock to Havana pursuant to the terms described herein.

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

Description of P&K Business

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

Overview

     The Havana Group, Inc. is a consumer catalog and Internet business specializing in smoking pipes, tobaccos, cigars and related accessories. We are the manufacturer and sole distributor of the "Magic Inch" and "Aerosphere" smoking pipe systems, and the sole distributor of "Carey Honduran" lines of proprietary hand made cigars. Our products are offered through our Carey's Smokeshop catalog. Carey Tobacco Club is also offered through the catalog, which is a monthly program of tobacco shipments to Club members. During December 1997 we opened, and have since been developing, our Havana Group retail store. In June of 1999, we developed and launched our web site www.smokecheap.com as a new distribution outlet.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Net sales for the quarter ended March 31, 2000 were $449,450, an increase of $187,686 or 71.7% from the same quarter last year. The increase is due favorable response to the current selection in the company's Carey Catalog and the sales of the Company's roll-your-own products.

     Cost of sales decreased to 53.7% of net sales in 2000 from 72.2% in 1999 due to favorable margins on roll-your-own products and an increase in Tobacco Lovers Club memberships.

     Selling expenses were 26.6% of sales for the first quarter of 2000 compared with 31.2% of sales in the first quarter of 1999. The decrease in selling expense percentage in 2000 resulted from a higher cost effective marketing program implemented by the Company.

     For the first quarter of 2000, general and administrative expenses were $145,464 or 32.4% of sales, compared to $78,733 or 30.1% of sales during the same quarter in 1999. The increase of $66,731 was due to increased personnel costs related to the relocation of the Company to a new warehousing facility and also to costs associated with the acquisition of Phillips & King.

     Losses from operations for the first quarter of 2000 were $44,109, or 9.8% of sales, as compared to an operating loss of $71,455, or 27.3% of total sales in 1999. The decrease in loss was due to increased sales and favorable margins on roll-your-own products in the first quarter of 2000.

                        LIQUIDITY AND CAPITAL RESOURCES.

     At March 31, 2000, our accumulated deficit increased by $44,109 from December 31, 1999 due to the net loss.

     In addition to the net loss, cash was used by operating activities primarily for paying off of accounts payable of $184,800. Other operating activity cash uses included an increase in accounts receivable of $53,675 and an increase in deferred catalog expense, deposits and other of $19,079. Additionally, customer advances and accrued expense decreased $3,503. Cash uses were somewhat offset by non-cash charges including depreciation and amortization of $20,246. Cash from operations was also provided by a decrease in inventory of $25,608 and a decrease in prepaid expenses of $8,748. Cash was used by investing activities in the amount of $51,511, primarily as a result of purchases of property and equipment of $48,026 and investing in catalog and product development of $3,485. The Company's financing activities consisted of a decrease in amounts due to affiliates of $146,301, which eliminated this net liability. Additionally, cash was provided from the sale of common stock of $342,056.

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

                 FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     Management's discussion and analysis contains forward-looking statements, which reflect Management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward looking statements as a result of changes in the trends in the tobacco or cigar retail and mail order industry, government regulations imposed on the tobacco industry, competition, availability and price of goods, credit availability, printers' schedules and availability, and other factors. Any changes in such assumptions or factors could produce significantly different results.

                           PART II. OTHER INFORMATION

         (a) Exhibits filed as part of this report:

             27. Financial Data Schedule

Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                The Havana Group, Inc.

DATE:     May 12, 2000                        /S/ WILLIAM L. MILLER
                                                  William Miller, CEO & CFO