Form 10QSB
period 2000-06-30
HAVANA GROUP INC
filed 2000-08-15
CIK 1053648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

                                                          Yes [ X ] No [ ]

     As of August 11, 2000, there were 2,795,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding, after giving effect to the issuance of 450,000 shares in connection with the Registrant's acquisition of Phillips & King International, Incorporated on August 4, 2000

     Transitional Small Business Disclosure Format.

                                                           Yes [ ] No [X]

INDEX



Consolidated Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999......................                     3
Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2000 and
1999...............................................................................................                     4
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and
1999...............................................................................................                     5
Notes to Financial Statements......................................................................                     6
Item 2 - Management's Discussion and Analysis or Plan of Operations................................                     9
Part II - Other Information........................................................................                     11

                      The Havana Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                           (UNAUDITED)
                                                                             June 30,                      December 31,
                                                                               2000                            1999
                                                                               ----                            ----
ASSETS

CURRENT ASSETS
     Cash                                                                           $974,433                     $1,058,390
     Accounts receivable                                                              57,354                         56,460
     Inventories                                                                     774,648                        706,070
     From affiliates                                                                     100                        143,753
     Deferred catalog expense                                                         97,626                         57,357
     Prepaid expenses                                                                 61,308                         23,171
                                                                      -----------------------           --------------------
        Total Current Assets                                                       1,965,469                      2,040,201

DEFERRED FEDERAL INCOME TAX                                                           29,070                         29,070

PROPERTY AND EQUIPMENT:
     Leasehold Improvements                                                          104,683                         92,244
     Machinery and equipment                                                          40,192                         10,981
     Data Processing equipment                                                        61,299                         52,343
     Web Site Development                                                            109,474                        110,849
     Furniture and fixtures                                                           20,403                         20,571
                                                                      -----------------------           --------------------
                                                                                     336,051                        286,988
     Less accumulated depreciation                                                    70,844                         51,394
                                                                      -----------------------           --------------------
                                                                                     265,207                        235,594

OTHER ASSETS, net of accumulated amortization
     Customer lists                                                                  367,990                        387,067
     Catalog and product development                                                  90,335                         92,518
     Other                                                                            10,631                          9,654
                                                                      -----------------------           --------------------
                                                                                     468,956                        489,239
                                                                      -----------------------           --------------------

                                                                                   2,728,702                      2,799,104
                                                                      =======================           ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                               265,083                        276,734
      Accrued expenses                                                                10,451                         10,062
      Due to affiliates                                                         -                                   290,054
      Customer advances and other                                                      6,754                          7,679
                                                                      -----------------------           --------------------
         Total Current Liabilities                                                   282,288                        584,529

STOCKHOLDERS' EQUITY:
      Preferred stock                                                                  6,100                          6,100
      Common stock                                                                     2,345                          1,860
      Additional paid -in capital                                                  6,842,893                      6,501,322
      Retained earnings (deficit)                                                (4,404,924)                    (4,294,707)
                                                                      -----------------------           --------------------
         Total Stockholders' Equity                                                2,446,414                      2,214,575
                                                                      -----------------------           --------------------
                                                                                   2,728,702                      2,799,104
                                                                      =======================           ====================

   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Operations



                                                                   (UNAUDITED)                        (UNAUDITED)
                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                        ----------------------------------- --------------------------------
                                                             2000               1999            2000               1999
                                                             ----               ----            ----               ----

Total Sales                                                   $474,790         $309,163          $924,239          $570,927


Cost of Sales                                                  272,810             177,063        493,345           334,885
                                                        ---------------    ---------------- --------------     -------------
Gross Profit                                                   201,980             132,100        430,894           236,042

Selling Expenses                                               118,703              93,238        258,317           175,018

General and Administrative                                     164,503              85,240        311,299           163,973
      Expenses

                                                        ---------------    ---------------- --------------     -------------
(Loss) >From Operations                                       (81,226)            (46,378)      (138,722)         (102,949)

Other Income (Expense)                                          15,118              84,044         28,505           100,415
                                                        ---------------    ---------------- --------------     -------------

Net Income (Loss)                                            $(66,108)             $37,666     $(110,217)          $(2,534)
                                                        ===============    ================ ==============     =============

Basic and Diluted Earnings (Loss) Per Share                    $(0.03)               $0.02        $(0.05)             $0.00





















   The accompanying notes are an integral part of these financial statements.

                      The Havana Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                                  (UNAUDITED)
                                                                                           Six Months Ended June 30,
                                                                                      -------------------------------------
                                                                                            2000                1999
                                                                                            ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                                $(110,217)            $(2,534)
       Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                         40,710              28,740
          (Increase) in accounts receivable                                                      (894)             (1,914)
          (Increase) in inventories                                                           (68,578)           (175,204)
          (Increase) in deferred catalog expense                                              (40,269)            (72,898)
          (Increase) in prepaid expenses                                                      (38,137)           (115,556)
          (Increase) in other assets                                                             (977)            -
          (Decrease) in accounts payable, customer advances and other                         (12,187)             107,706
                                                                                      -----------------    ----------------
Net cash (used) by operating activities                                                      (230,549)           (161,660)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment                                                      (49,063)           (129,284)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in due to/from affiliates                                                         (146,401)           (153,020)
    Sale of common stock                                                                       342,056            -
                                                                                      -----------------    ----------------
Net cash provided (used) by financing activities                                               195,655           (153,020)
                                                                                      -----------------    ----------------

Net (decrease) in Cash                                                                        (83,957)           (443,964)

Cash - Beginning                                                                             1,058,390          1,634,1276
                                                                                      -----------------    ----------------

Cash - Ending                                                                                 $974,433          $1,190,311
                                                                                      =================    ================















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

     A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, the results of operations for the six month periods ended June 30, 2000 and June 30, 1999 and cash flows for the six month periods ended June 30, 2000 and June 30, 1999. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - The number of shares outstanding in computing basic and diluted earnings per share for the six-month periods ended June 30, 2000 and 1999 was 2,345,000 and 1,860,000 respectively.

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

     In December 1999, the Securities and Exchange Commission issued SAB101, "Revenue Recognition in Financial Statements" SAB101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. This statement is effective in the fourth quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's consolidated results of operations and financial position.

Note 3.  Agreement with Affiliated Company

     Effective January 1, 1997, the Company contracted with Kids Stuff, Inc. ("Kids"), a subsidiary of Duncan Hill, Inc., to provide telemarketing, order fulfillment, data processing and certain administrative functions. The Companyis charged for its portion of the expenses on a direct cost basis, as applicable, or on a pro rata basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, fixed costs are allocated on a pro rata basis by dividing the total assets of the Company by the sum of the total assets of the Company and Kids.

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

Note 5. Acquisition

During July 2000, the Company reached an agreement to acquire 100% of the capital stock of Phillips & King International, Incorporated (P&K) for 450,000 shares of restricted common stock, $900,000 in cash and assumption of liabilitities of approximately $1,960,000. The purchase closed on August 4, 2000 and is being accounted for as a purchase in accordance with APB 16.

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

Acquisition of Phillips and King International, Inc.

    On August 4, 2000, the Company entered into an agreement with John S. Parker, Priscilla H. Parker, Jerold E. Christensen and Linda L. Christensen (the "Sellers") and acquired 100% of the capital stock of Phillips and King International, Incorporated ("P&K") in exchange for (i) 450,000 restricted shares of the Company's Common Sock with piggy-back registration rights,(ii) $900,000 in cash which was paid directly to P&K on behalf of Sellers, and (iii) assumption of liabilities estimated at approximately $1,960,000. Contemporaneous with the acquisition of P&K, the Company entered into 90-day transitional consulting contracts with John S. Parker and Jerold E. Christensen and agreements not to compete for a period of two years.

    P&K was organized in 1906 by Mr. Harry Phillips. P&K is a wholesale distributor of tobaccos, cigars, pipes and related smoking products. P&K sells tobacco products to retail shops and it has approximately 3,000 accounts. The method of sale is by direct contact and P&K employs nine sales representatives in its business. The assets of P&K acquired by Havana will continue to be utilized in the same line of business as that conducted before the transaction. P&K's principal assets include, without limitation, inventories, written lists and accounts receivable.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999

     Net sales for the quarter ended June 30, 2000 were $474,790, an increase of $165,627 or 53.6% from the same quarter last year. The increase is due to a favorable response to the current selection in the company's Carey Catalog and the sales of the Company's make-your-own products.

     Cost of sales increased to 57.5% of net sales in 2000 from 57.3% in 1999. Selling expenses were 25.0% of sales for the second quarter of 2000 compared with 30.2% of sales in the second quarter of 1999. The decrease in selling expense percentage in 2000 resulted from a higher cost effective marketing program implemented by the Company.

     For the second quarter of 2000, general and administrative expenses were $164,503 or 34.6% of sales, compared to $85,240 or 27.6% of sales during the same quarter in 1999. The increase of $79,263 was due to increased personnel costs related to the relocation of the Company to a new warehousing facility and also to costs associated with the acquisition of Phillips & King.

     Losses from operations for the second quarter of 2000 were $81,226, or 17.1% of sales, as compared to an operating loss of $46,378, or 15.0% of sales in 1999. The increase in loss was due to increase in G&A expenses associated with new office and warehouse facility and additional operational personnel to fill needed positions.


SIX MONTHS ENDED JUNE 30,2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999


Net sales for the six months ended June 30, 2000 were $924,239, an increase of 61.9% from the $570,927 for the same period last year.

Cost of sales decreased from 58.7% of net sales in 1999 to 53.4% in 2000. Selling expenses decreased from 30.7% of net sales in 1999 to 27.9% in 2000.

For the six months ended June 30, 2000, general and administrative expenses amounted to $311,299, or 33.7% of net sales, as compared to $163,973, or 28.7% of net sales for the same period last year.

 The operating loss before other income for the first six months of 2000 was $138,722 or 15.0% of net sales, as compared to $102,949, or 18.0% of net sales for the same period last year.

The net loss for the six months ended June 30, 2000 amounted to $110,217 compared with $2,534 for the six months ended June 30, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 2000, our accumulated deficit increased by $110,217 from December 31, 1999 due to the net loss.

     In addition to the net loss, cash was used by operating activities for paying off of accounts payable of $11,651. Other operating activity cash uses included an increase in accounts receivable of $894 and an increase in deferred catalog expense, deposits and other of $41,246. Additionally, customer advances and accrued expense decreased $536. Cash uses were somewhat offset by non-cash charges including depreciation and amortization of $40,710. Cash from operations was also used by an increase in inventory of $68,578 and an increase in prepaid expenses of $38,137. Cash was used by investing activities in the amount of $49,063, as a result of purchases of property and equipment. The Company's financing activities consisted of a decrease in amounts due to affiliates of $146,401. Additionally, cash was provided from the sale of common stock of $342,056.

     At June 30, 1999, our accumulated deficit increased $2,534 from December 31, 1998 because of the net loss. In addition to the net loss, cash was used by operating activities primarily to increase inventories. Cash uses were partially offset by non-cash charges of $28,740 for depreciation and amortization, and by increases in accounts payable, customer advances and other liabilities in the amount of $107,706. Cash was used by investing activities, as investments in property and equipment rose by $120,720, reflecting the Company's investment in its Havana Group site on the world-wide-web. The Company believes that its web site is substantially complete, and anticipates the total cost of its web site will be approximately $100,000. Financing activities for the quarter consisted of a reduction in amounts due to affiliates, as the Company paid down its balances due by $153,020 during the quarter.

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

                                                The Havana Group, Inc.

DATE:    8/14/00


                                                   /s/ William Miller
                                                       William Miller, CEO & CFO