Form 10QSB
period 2000-09-30
HAVANA GROUP INC
filed 2000-11-13
CIK 1053648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT HAVE 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                        COMMISSION FILE NUMBER: 000-24269

                             THE HAVANA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                34-1454529
(STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYEROR ORGANIZATION
OF INCORPORATION)                            IDENTIFICATION NO.)

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

                                Yes [ X ] No [ ]

     As of November 10, 2000, there were 2,855,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding, after giving effect to the issuance of 450,000 shares in connection with the Registrant's acquisition of Phillips & King International, Incorporated on August 4, 2000

                 Transitional Small Business Disclosure Format.

                                 Yes [ ] No [X]

INDEX







Consolidated Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999                       3-4

Consolidated  Statements  of  Operations  (Unaudited)  - Three Months and Nine Months Ended                5
September 30, 2000 and 1999

Consolidated  Statements of Cash Flows  (Unaudited) - Nine Months Ended  September 30, 2000                6
and 1999

Notes to Financial Statements                                                                              7

Item 2 - Management's Discussion and Analysis or Plan of Operations                                       10

Part II - Other Information                                                                               13

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                                 Balance Sheets


                                                           (UNAUDITED)
                                                          September 30,                  December 31,
                                                               2000                          1999
                                                               ----                          ----
ASSETS

CURRENT ASSETS
     Cash                                                         $245,005                      $1,058,390
     Receivables                                                 1,223,082                          56,460
     Inventories                                                 2,834,522                         706,070
     Due from affiliates                                               100                         143,753
     Deferred catalog expense                                       81,952                          57,357
     Prepaid expense                                                25,673                          23,171
                                                        -------------------          ----------------------
        Total Current Assets                                     4,410,334                       2,040,201

DEFERRED FEDERAL INCOME TAX                                         29,070                          29,070

PROPERTY AND EQUIPMENT
     Leasehold Improvements                                        131,505                          92,244
     Machinery and equipment                                        67,733                          10,981
     Data processing equipment                                      62,174                          52,343
     Web site development                                          111,324                         110,849
     Furniture and fixtures                                         65,141                          20,571
                                                        -------------------          ----------------------
                                                                   437,877                         286,988
     Less accumulated depreciation                                  96,506                          51,394
                                                        -------------------          ----------------------
                                                                   341,371                         235,594
OTHER ASSETS
     Customer list                                                 358,313                         387,067
     Catalog and product development                                81,111                          92,518
     Note receivable                                                26,702                               -
     Other                                                          94,457                           9,654
                                                        -------------------          ----------------------
                                                                   560,583                         489,239
                                                        -------------------          ----------------------

                                                                $5,341,358                      $2,799,104
                                                        ===================          ======================







     The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                                 Balance Sheets


                                                                 (UNAUDITED)
                                                                September 30,          December 31,
                                                                     2000                  1999
                                                                     ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                   $240,000                  $ -
     Accounts payable                                                   1,088,509              276,734
     Accrued expenses                                                     173,855               10,062
     Due to affiliates                                                          -              290,054
     Customer advances and other                                            3,299                7,679

                                                             ---------------------   ------------------
        Total Current Liabilities                                       1,505,663              584,529

LONG-TERM DEBT, NET OF CURRENT PORTION                                  1,210,320                    -

STOCKHOLDERS' EQUITY:
     Preferred stock                                                        6,100                6,100
     Common                                                                 2,855                1,860
     Additional paid - in capital                                       7,011,132            6,501,322
     Retained earnings  (deficit)                                     (4,394,712)          (4,294,707)
                                                             ---------------------   ------------------
        Total Stockholders' Equity                                      2,625,375            2,214,575
                                                             ---------------------   ------------------

                                                                        5,341,358            2,799,104
                                                             =====================   ==================

     The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                            Statements of Operations



                                              (UNAUDITED)                                   (UNAUDITED)
                                          Three Months Ended                             Nine Months Ended
                                             September 30,                                 September 30,
                                ----------------------------------------       --------------------------------------
                                       2000                  1999                  2000                  1999
                                --------------------    ----------------       --------------     -------------------

Total sales                              $2,550,083            $366,322           $3,474,323                $997,456

Cost of sales                             1,925,733             215,770            2,419,078                 547,315
                                --------------------    ----------------       --------------     -------------------

Gross profit                                624,350             150,552            1,055,245                 450,141

Selling expenses                            162,219              86,082              390,525                 264,328

General and administrative                  422,324             115,966              740,520                 263,040
expenses
                                --------------------    ----------------       --------------     -------------------

Income (loss) from operations                39,807            (51,496)             (75,800)                (77,227)

Interest income (expense)                  (29,595)              21,058             (24,205)                  44,255
                                --------------------    ----------------       --------------     -------------------

Net income (loss)                           $10,212           $(30,438)           $(100,005)               $(32,972)
                                ====================    ================       ==============     ===================

Basic and diluted earnings                     $.00             ($0.02)               $(.04)                 ($0.02)
(loss) per share
                                ====================    ================       ==============     ===================

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                            Statements of Cash Flows


                                                                               (UNAUDITED)
                                                                     Nine Months Ended September 30,
                                                           ----------------------------------------------------
                                                                  2000                            1999
                                                           -------------------             --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                     $(100,005)                        ($32,972)
    Adjustments to reconcile net (loss) to net
       cash (used) by operating activities:
          Depreciation and amortization                                85,273                           42,917

    Change in:
          Accounts receivable                                       (246,950)                          (5,974)
          Inventories                                               (464,002)                        (179,660)
          Deferred catalog expense                                   (24,595)                         (83,659)
          Prepaid expenses                                             78,715                         (32,630)
         Other assets                                                (28,376)                                -
         Accounts payable, customer advances and
              accrued expenses                                         43,004                          129,663
                                                           -------------------             --------------------
Net cash (used) by operating activities                             (656,936)                        (162,315)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment                             (59,750)                        (117,727)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in due to/from affiliates                                (146,401)                        (129,695)
    Sale of common stock                                              342,056                                -
    Payment on long-term debt                                       (292,354)                                -

                                                           -------------------             --------------------
Net cash (used) provided by financing activities                     (96,699)                        (129,695)
                                                           -------------------             --------------------

Net (decrease) in cash                                              (813,385)                        (409,737)

Cash - beginning                                                    1,058,390                        1,634,276
                                                           -------------------             --------------------

Cash - ending                                                        $245,005                       $1,224,539
                                                           ===================             ====================


ADDITIONAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Issuance of stock in acquisition of Phillips & King
International, Inc. - 450,000 shares of common
                                                                     $168,750                       -



                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Business Description and Principles of Consolidation

     The Havana Group, Inc. (Havana) is in the mail order and Internet business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its two wholly owned subsidiaries, Monarch Pipe Company and Phillips and King International, Incorporated (collectively, "the Company"). Phillips & King International, Inc. sells cigarettes, cigars and related products to retail outlets throughout the United States. Monarch manufactures smoking pipes and sells them exclusively to Havana. All significant inter-company accounts and transactions have been eliminated in consolidation. Duncan Hill, Inc. owns approximately 80% of the outstanding voting capital stock of Havana.

Note 2.  Basis of Presentation

     A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999 and cash flows for the nine month periods ended September 30, 2000 and September 30, 1999. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

     Reclassification - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     Per Share Amounts - The number of shares outstanding in computing basic and diluted earnings per share for the nine month periods ended September 30, 2000 and 1999 was 2,363,889 and 1,860,000 respectively and for the three month periods ended September 30, 2000 and 1999 was 2,645,000 and 1,860,000, respectively.

     B. Recently Issued Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date Of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which Postponed the effective date of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". The standard has no effect as the Company does not engage in those hedging activities.

     In March 2000, the FASB issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operation.

     In December 1999, the Securities and Exchange Commission issued SAB101, "Revenue Recognition in Financial Statements" SAB101, as amended by SAB101A and SAB101B, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. This statement is effective in the fourth quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's consolidated results of operations and financial position.

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

Note 4.  Stockholders' Equity

Common Stock

     The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. The number of common shares issued and outstanding was 2,855,000 and 1,860,000 at September 30, 2000 and December 31, 1999,
respectively. The holders of Common shares are entitled to one vote on all stockholder matters.

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

     In Febuary 2000, Mr. Miller purchased 240,000 unregistered shares of the Company's common stock at a price of $.4044 per share for total proceeds of approximately $97,000. In March 2000, the Company sold 245,000 unregistered common shares to seven investors in a private placement for $245,000. In August, 2000, 450,000 common shares were issued pursuant to the acquisition of Phillips & King International, Inc. (See Note 5).

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



Note 5. Acquisition

     Effective August 4, 2000, the Company acquired 100% of the capital stock of Phillips & King International, Incorporated (P&K) for 450,000 shares of restricted common stock of Havana. Costs incurred pursuant to the acquisition were $47,115. The estimated value of assets acquired was $2,886,722 and liabilities assumed was $2,670,857, for a net value of $215,865. The agreement stipulated that $900,000 in cash be transferred from Havana to P&K for the payment of certain bankruptcy related liabilities. The purchase is being accounted for as a purchase in accordance with APB 16.

     The following unaudited pro forma results of operations for the three and nine month periods ended September 30, 2000 and 1999 assume the acquisition occurred as of January 1, 1999:

------------------------------ --------------------------------------- --------------------------------------
                                         Three months ended                      Nine months ended
                                           September 30,                           September 30,
                                     2000                1999                 2000                1999
                                     ----                ----                 ----                ----
Sales                                 $3,399,476           $4,032,370          $10,386,388       $11,880,421
Net Income                              $361,582            $(47,445)             $166,069        $(647,638)
Earnings (loss) per Share                   $.13               $(.02)                 $.07            $(.28)
------------------------------ ------------------ -------------------- -------------------- -----------------

     Net income for the three and nine month periods ended September 30, 2000 includes non re-occurring items of $452,000 or $.16 per share related to a bankruptcy of P&K prior to the acquisition. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of an earlier date, nor are they indicative of results of operation which may occur in the future.

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

Acquisition of Phillips and King International, Incorporated

     On August 4, 2000, the Company entered into an agreement with John S. Parker, Priscilla H. Parker, Jerold E. Christensen and Linda L. Christensen (the "Sellers") and acquired 100% of the capital stock of Phillips and King International, Incorporated ("P&K") in exchange for (i) 450,000 restricted shares of the Company's Common Sock with piggy-back registration rights,(ii) $900,000 in cash which was paid directly to P&K and (iii) assumption of liabilities. Contemporaneous with the acquisition of P&K, the Company entered into 90-day transitional consulting contracts with John S. Parker and Jerold E. Christensen and agreements not to compete for a period of two years.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

     Net sales for the quarter ended September 30, 2000 were $2,550,083, an increase of $2,183,761 from the same quarter last year. The increase is due to the acquisition, effective August 4th, 2000 of Phillips and King, International (P&K) and the consolidation of their financial results into the Havana Group. Total sales for P&K for calendar year 1999 were $13,868,624. Sales of P&K for the period August 4, 2000 through September 30, 2000 were $2,072,269.

     Cost of sales increased from 58.9% of net sales in 1999 to 75.5% in 2000 due to a significant margin difference between Havana and P&K. P&K operates on a significantly higher volume, lower margin basis.

     Selling expenses were 6.4% of sales for the third quarter of 2000 compared with 23.5% of sales in the third quarter of 1999. The reduced selling expense in 2000 resulted from the P&K acquisition as P&K is not a direct marketer, but utilizes a small sales staff and an annual catalog, thereby resulting in lower selling costs in comparison to sales.

     For the third quarter of 2000, general and administrative expenses were $422,324 or 16.6% of sales, compared to $115,966 or 31.7% of sales during the same quarter in 1999. The increase of $306,358 was due to the acquisition of P&K, while the general and administrative expenses as a percentage of consolidated sales were significantly lower than the same quarter of 1999.

     Income from operations for the third quarter of 2000 was $39,807, or 1.6% of sales, as compared to an operating loss of $51,496, or 14.1% of total sales in 1999. The improvement of $91,303 was due to the acquisition of P&K and the related additional sales and margin dollars.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the nine months ended September 30, 2000 were $3,474,323 compared with $997,456 for the comparable period in 1999. The increase is due to the acquisition of P&K as described above. In addition to the increased levels of sales resulting from the P&K acquisition, Havana sales increased $404,598 or 40.6% for the nine months ended September 30, 2000 compared to same period in the prior year. This increase is due to increased popularity of the make-your-own cigarette products and flavored cigarette tobacco.

     Cost of sales increased to 69.6% of sales in 2000 from 54.9% in 1999 primarily due to the margin differences discussed above. Selling expenses decreased from 26.5% of net sales in 1999 to 11.2% in 2000 due to the acquisition of P&K as described above. For the nine months ended September 30, 2000, general and administrative expenses amounted to $740,520 or 21.3% of net sales, compared with $263,040, or 26.4% of net sales, for the same period last year. The change is due to the acquisition of P&K as described above.

     The operating loss for the first nine months of 1999 was $77,227, or 7.7% of net sales, as compared to an operating loss of $75,800, or 2.2% of net sales, for the first nine months of 2000. This improvement was due to the acquisition of P&K, as more fully described above.

LIQUIDITY AND CAPITAL RESOURCES.

     At September 30, 2000, our accumulated deficit increased $100,005 from December 31, 1999 because of the net loss. In addition to the net loss, cash was used by operating activities primarily due to increases in receivables of $246,950 and inventories of $464,002. These changes, along with the effect of other changes in current assets and non-cash charges resulted in total cash used by operating activities of $656,936. Cash was used by investing activities in the amount of $59,750, for the acquisition of property and equipment. The Company's financing activities consisted of a decrease in amounts due to affiliates of $146,401, payments on debt acquired of $292,354 and the sales of common stock amounting to $342,056.

     On October 16, 2000, P&K closed on a three-year asset based working capital credit facility with Wells Fargo Business Credit, Inc. in the total amount of $2,000,000. At the time of the closing, availability under the credit facility was approximately $1,200,000. In order to improve cash flow by $20,000 per month, certain long-term debt obligations were refinanced using proceeds from the credit facility. The Havana Group, Inc. is a corporate guarantor of the credit facility.

     At September 30, 1999, our accumulated deficit increased $32,972 from December 31, 1998 because of the net loss.

     In addition to the net loss, cash was used by operating activities primarily due to increases in inventories by $179,660 and increases in deferred advertising expense by $83,659. Other increases in current assets were accounts receivable increase of $5,974 and an increase in prepaid expense of $32,630. Cash uses were somewhat offset by non-cash charges of $42,917 for depreciation and amortization, and an increase in accounts payable of $129,663.

     Cash was used by investing activities in the amount of $117,727, primarily as a result of our investment in the Company's Web Site development.

     The Company's financing activities consisted of a decrease in amounts due to affiliates, which were reduced by $129,695 during the first nine months of 1999.

     Overall, we expect to meet our current cash needs through our ongoing operations, and from our present working capital position and funds borrowed under our Phillips & King credit facility.

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

                                                The Havana Group, Inc.

DATE:

                                               /s/ Stephen Musin
                                                   Stephen Musin, Vice President
                                                   and Chief Financial Officer