Form 10KSB
period 2000-12-31
HAVANA GROUP INC
filed 2001-05-24
CIK 1053648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________ Commission File Number: 0-24269

                             THE HAVANA GROUP, INC.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                                                        34-1454529
----------------------------------------------------                                   ----------------------------
(State or other jurisdiction of                                                             (I.R.S. Employer
incorporation or organization                                                               Identification No.)

                                  5701 Mayfair
                             N. Canton, Ohio 44720
      ------------------------------------------------------ -------------
              (Address of principal executive offices) (Zip Code)

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

     As of March 21, 2001 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 1,650,000 shares of Common Stock, $.001 par value, was approximately $363,000 based on the last sale price of approximately $.22 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of March 21, 2001 was 2,855,000, which increased to 2,905,000 on April 23, 2001.

Item 1.           Description of Business

GENERAL

         The Havana Group, Inc. ("Havana" or the "Company") owns Phillips & King International, Incorporated ("P&K") as a wholly-owned subsidiary which it acquired on August 4, 2000. P&K, which has been in business since it was formed in 1906 by Mr. Harry Phillips, is a wholesale distributor of tobacco, cigars, pipes and related smoking products. P&K sells its products to approximately 3,000 retail shops. Havana is engaged in the business of (i) operating a retail smokeshop in Canton, Ohio which primarily sells make your own cigarette kits, pipes, cigars and smoking accessories; (ii) marketing make your own cigarette kits, pipes, cigars, tobaccos and related accessories directly to consumers through its full color catalog (the "Carey Smokeshop Catalog"); and (iii) providing a program of automatic periodic shipments of pipe tobacco directly to consumers (the "Carey Tobacco Club"). The Company has developed a website under the name "Smokecheap.com" and markets certain of its products through this website.

         The Company owns a second wholly-owned subsidiary namely, Monarch Pipe Company ("Monarch"). Monarch manufactures smoking pipes that are exclusively sold by the Company. Monarch is located in Bristow, Oklahoma. Monarch employs three people and has the production capacity of 20,000 smoking pipes per year. The wood used to produce the smoking pipes (i.e. briarwood) is purchased on a semi-finished basis and Monarch completes the assembly and finishes the final product. Products produced by Monarch are marketed as middle market pipes, with retail prices ranging from approximately $20 to $40 and with factory costs of $8.00 to $12.00 per unit.

         The Company's predecessor, E.A. Carey of Ohio, Inc., an Ohio corporation ("Carey"), formed the Company as a Delaware subsidiary on November 26, 1997 and merged Carey into the Company for the purpose of its reincorporation in Delaware, which merger was effective December 5, 1997. In connection with this reincorporation, the Company issued 1,000,000 shares of Common Stock to Duncan Hill, Inc. ("Duncan Hill") and assumed all liabilities of Carey. The Company through Carey has been in business for over 40 years. Carey was formed to sell the patented Carey "Magic Inch" smoking pipe exclusively through mail order during the 1960's and 1970's. In 1984, Duncan Hill purchased Carey. Since then, Carey (and now the Company) has operated as a subsidiary under Duncan Hill's control. Duncan Hill, a publicly-held corporation, is controlled approximately 68% by William L. Miller, the Company's Chief Executive Officer, and his wife, Jeanne E. Miller. Unless otherwise indicated, all references in this Form 10-KSB to the Company include the Company, Monarch and its predecessor, Carey.

RECENT DEVELOPMENT

         On August 4, 2000, Havana entered into an agreement with John S. Parker, Priscilla H. Parker, Jerold E. Christensen and Linda L. Christensen (the "Sellers") and acquired 100% of the capital stock of Phillips & King International, Incorporated ("P&K") in exchange for (i) 450,000 shares of Havana's Common Stock with piggy-back registration rights, (ii) $900,000 in cash which was paid to P&K on behalf of Sellers, and (iii) assumption of liabilities estimated at approximately $1,918,000. Contemporaneous with the acquisition of P&K, Havana entered into 90-day transitional consulting contracts with John S. Parker and Jerold E. Christensen and agreements not to compete for a period of two years.

         This transaction was accounted for under the purchase method of accounting. See Note 8 contained in notes to consolidated financials included elsewhere herein.

         P&K is a wholesale distributor of tobacco, cigars, pipes and related smoking products. The method of sale is by direct contact, and P&K employs fourteen field sales representatives in that regard as of March15, 2001. P&K's sales reached a peak of $26.7 million in 1997, reflecting the popularity of premium cigars. Following the decline in consumption of premium cigars, P&K's sales dropped 33% in 1998, 22% in 1999 and 20% in 2000. Sales in 1999 were also adversely affected by P&K's Chapter 11 Bankruptcy, filed on a voluntary basis on February 8, 1999.

         During the 1997-1998 peak in premium cigars, Cuba Libre Humidors, Inc. ("Cuba Libre") claimed to have received a verbal purchase order for humidification devices for continuous monthly sale to P&K. This did not happen, Cuba Libre filed a lawsuit and was awarded a judgment of $1.8 million. P&K responded by filing for protection under Chapter 11 of the Bankruptcy Code and began defensive actions. This action was settled on August 4, 2000 and as part of the Plan of Reorganization, P&K paid $300,000 in cash and issued notes in favor of Cuba Libre including: (a) an unsecured note for $400,000 in the principal amount with interest at 7% per annum and payable in quarterly installments with the balance due on or before May 1, 2005; and (b) an unsecured
Note in the amount of $125,000 in principal amount without interest for the first two years and to bear interest at 7% beginning on the third year to be paid in quarterly installments with the balance due on or before May 1, 2005.

         Until its Chapter 11 filing, P&K operated as a subchapter S corporation under the United States Tax Code of 1986, as amended. Prior to Havana's acquisition of P&K, P&K received a Confirmation Order confirming a Plan of Reorganization which has become a final Order.

INDUSTRY TRENDS AND DEVELOPMENTS

         The market for non-cigarette smoking products is often characterized as the market for premium cigars. Premium cigars are the largest segment of sales for traditional smokeshops, and the trends for true premium handmade cigars, measured by importation of premium cigars by the Cigar Association of America, have declined approximately 22% in 2000 as compared to 1999. While this decline in the number of units imported into the United States likely indicates that retail tobacconists are still clearing old inventories, the number of units imported in 2000 was 1.5 times greater than 1995. On the other hand, The Cigar Association of America reported that wholesale sales and imports of all large cigars, including popular-priced domestic products, increased by 1-2% during 2000 as compared to 1999. However, there can be no assurance that the market for premium cigars will not continue the declining trends of the past few years.

Consolidations and Mergers

         In May 2000, Swedish Match A.B, completed its transactions with General Cigar Holdings Inc. whereby that company acquired 64% of the outstanding shares of General Cigar, with the Cullman Family retaining 36% interest. General Cigar produces and distributes the number one premium cigar sold in the U.S.A., Macanudo, as well as other leading premium brands, including Partagas, Punch, Hoyo de Monterrey and Cohiba. In October 2000, Altadis S.A. the world's largest cigar company, completed the acquisition of 50% of Corporation Habanos S.A., a company which controls more than three quarters of the world market for premium cigars, not including the U.S. market, for U.S. $477 million. Brands controlled by Habanos include such famous Cuban names as H. Upmann, Romeo Y Julieta and Montecristo.

         The Company believes that the large consolidations in the premium cigar business will be accompanied by a proportionate amount of cost-cutting, and that sales forces will be consolidated, producing an opportunity for growth in the distribution business to smokeshops. The Company intends to position itself to take advantage of this trend.

Methods of Distribution

Retail Smokeshops

         In December 2000, Smokeshop Magazine issued their 1999 annual survey of retail smokeshops. The magazine reported that the average smokeshop had $500,000 in retail sales for the year 1999, and the approximate sales by category were as follows: Premium Cigars 38%; Smoking Pipes and Tobaccos 8.9%; Smoking Related Accessories 7.5%; Imported Cigarettes 4.7%, Other Products 40.9%. Smokeshop further reported that 90% of all smokeshops were owner-operator managed, while 5% were classified as chains and 5% as franchise operations. The Company, from its industry sources, estimates that there are approximately 3,000 retail smokeshops in the United States.

Tobacco Outlet Stores

         The Company has identified Tobacco Outlet Stores ("TOS") as a potential sales outlet for certain of its products. Tobacco Outlet Stores are typically 800 square feet and specialize in selling branded cigarettes at discounts, frequently at state minimums. While published data regarding the stores is limited, the Company believes that over 10,000 such stores were in operation at December 31, 2000.

         The Company has had discussions with TOS operators who desire to add other smoking related products which have higher gross profit margins than branded cigarettes. The Company believes that their branded smoking pipes, pipe tobaccos, and make-your-own cigarettes are potential TOS product additions through Phillips & King International.

Direct To Consumers

         The non-cigarette tobacco business has a limited number of companies that offer their products direct to consumers. The Company believes that the largest of these is 800 JR Cigar, which sells cigarettes at retail, along with other tobacco and related products at retail and by mail order. Other companies include Thompson Cigar Company and Finck Cigar Company.

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

Internet e-commerce Sites

         The Company believes that numerous Internet sites have been offering premium cigars and other smoking related products. The Company has no data regarding the number of such sites or the amount of sales generated by this medium. Management believes that an Internet e-commerce site can be highly effective when used in conjunction with other methods of distribution namely, business-to-business wholesale distribution.

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

         The Company believes that it can continue to develop its business in e-commerce, and convert its Internet site developments to both wholesale and retail activity. The Company desires to use the wholesale business-to-business activity ("B2B") to serve both smokeshops and suppliers, so that the movement of product from the manufacturing level to the consumer would be conducted in the most efficient manner.

STRATEGIES

         The Company has been in the business of manufacturing and developing a balanced line of non-cigarette smoking products for over 20 years. The Company has sold these products through its "Carey Smokeshop Catalog" directly to consumers who use smoking pipes, tobaccos, cigars, accessories and products to custom-make cigarettes. The Company believes that it can capitalize on its experience and grow its business and wholesale distribution by use of the following strategies:

o Expand its business in wholesale distribution by acquisition and proprietary brand development.

o Expand its brand ownership through product development and acquisition.

o Convert its Internet site to accommodate both retail and business-to-business activity

o Develop wholesale supplier relationships, which are Internet based.

o Maintain Carey's Smokeshop Catalog, by converting it for us in both retail and wholesale sales environments.

o Discontinue or sell the Company's "Havana Group Smokeshop" retail store.

o Continue to develop its brand of make-your-own cigarettes, Zigarettes, for sale through catalogs, retail smokeshops, and Tobacco Outlet Stores.

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

         During the third and fourth quarters of 1999 the Company began brand development of a proprietary line of Make-Your-Own cigarettes ("MYO"). The Company has applied for a federal trademark for Zigarettes, has received a federal license for the possible future importation of tobaccos, and introduced the brand to the retail trade through Phillips & King during the third quarter of 2000. The Company had invested over $50,000 in the development of this brand and its related products.

         The Company has plans in the future to convert its Internet site to accommodate both retail and business-to-business activity. The intent would be to provide PCs that are Internet based to customer (smokeshop) sites for their use in placing orders with the Company.

         During 1999, the Company has undertaken the development of two Internet web sites, www.havanagroup.com and www.smokecheap.com. The Company's www.smokecheap.com became operational in September 1999 as a part of Yahoo! Shopping. The Company's other Internet site, www.havanagroup.com has not been completed. The Company estimates that www.havanagroup.com is approximately 60% complete, and will be modified to accommodate both wholesale and retail business during 2001.

Develop wholesale supplier relationships that are Internet based.

         The Company believes that an Internet based distribution system must also link suppliers to the Company to be of maximum effectiveness. If adopted, the Company's goal would be to link any supplier to the Company from any location in the world, so that the supplier can be informed of inventory levels and sales of his products at any time on a real-time basis. However, there can be no assurance that this will occur due to a number of factors including, but not limited to, the Company's development of the wholesale business of Phillips & King International, Inc.

Maintain Carey's Smokeshop Catalog by converting the catalog to be used for both retail and wholesale sales.

         The Company believes that Carey's Smokeshop catalog provides a good initial revenue base, and that the catalog can be used for both retail and wholesale sales. The Company believes that it can maintain its customer base of direct sales to consumers. In 1999 the Company established the Carey "Tobacco Lover's Club" (TLC) which offers discounted prices to consumers in return for an annual membership fee, currently $20 per year. As of December 31, 2000, the Company had 4,374 TLC members. Licensed retailers are granted TLC prices while the annual membership fee is waived.

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

         In July 1999 the Company introduced Make-Your-Own cigarettes in its Carey's Smokeshop Catalog. In 2000, the Company offered five types of cigarette machines, paper tubes with and without filters, and ten varieties of cigarette tobacco. The Company devoted approximately 10% of its catalog space to Make-Your-Own cigarettes, and engaged in a direct sell advertising campaign in the third and fourth quarters of 1999, as well as during the year 2000. The products were sold under a variety of supplier brand names. Based upon its success in its 1999 and 2000 efforts, it is the Company's intent to continue to develop its own line of Make-Your-Own cigarettes for sale through catalogs, smokeshops, and Tobacco Outlet stores.

MERCHANDISING AND PRODUCT DEVELOPMENT

HAVANA GROUP DIRECT

         The Company designs all of its Carey "Magic Inch" and Duncan Hill "Aerosphere" smoking pipes and produces them at its Monarch Pipe facility in Oklahoma. The current Carey catalog contains 18 design groups marketed as various series, such as "Aerosphere Grand Deluxe series or "Carey Classic Series." Additionally, the Company offers other hand made imported smoking pipes in its catalog, generally at retail prices from $19.95 to $99.95 each. The Company sources these products from international suppliers and from domestic distributors of imported pipes.

         The Company merchandises tobaccos and cigars from domestic sources, which either import their products or manufacture them domestically. Carey offers 31 tobacco blends in its current catalog, along with 41 different brands and sizes of cigars. Because of the composition of the catalog's customer base, cigar sales are generally mid-range in the cigar market, with the most popular cigar the Carey Honduran bundle, which retails from $1.15 to $1.60 per cigar. Because of the upscale target market of the retail store, cigar sales range from $2.50 to $7.50 per cigar, with an average price of $5.00 per cigar.

         The Company continued to expand its line of Make-Your-Own cigarettes products in its Carey's Smokeshop Catalog. The Company offered five types of cigarette machines, paper tubes with and without filters, and 19 brands of cigarette tobacco, including 10 Carey blends. The Company devoted approximately 10% of its catalog space to Make-Your-Own cigarettes, and engaged in direct sell advertising in the third and fourth quarters of 1999 and the year 2000. The products were sold under a variety of supplier brand names, and supplier relationships were developed for the supply of cigarette tobacco, paper cigarette tubes, and related cigarette making machines. The merchandising efforts in this area included supply of existing products, and provided for the future supply of products on a private label basis.

PHILLIPS & KING INTERNATIONAL

         P&K offers approximately 3700 stock-keeping units (SKU's) of product in categories ranging from premium, imported cigars and cigarettes, domestic cigars, pipes and pipe tobaccos, products to make cigarettes, smokers' accessories and gift items. Sales by product category for 2000 were: cigarettes 40%, cigars 37%, tobacco 14%, other products 9%.

MARKETING

HAVANA GROUP DIRECT

         Currently, the Company markets its products directly to consumers through its "Carey's Smokeshop" catalog, and through its "Carey Tobacco Club." For the year ended December 31, 2000, Carey mailed 415,223 catalogs, which generated average gross revenues of $3.23 per catalog mailed. The catalog consists of 56 full color pages, with approximately 65% offering pipes, tobaccos, and related accessories, approximately 25% offering cigars and cigar related accessories and 10% offering make-Your-Own cigarettes.

         Carey Traditional Tobacco Club, in operation since 1975, is a program of automatic periodic shipments of tobacco directly to consumers. Members are solicited in the catalog, and in return for their membership agreement they are offered products at a discounted price. The member selects the blend, the quantity of tobacco per shipment and the frequency of the shipments. Billing is by credit card or a Carey open account. Carey Tobacco Club relies upon brand loyalty, and the Company estimates that 80% of the Club members have been members in excess of five years. At December 31, 2000, Carey's Traditional Tobacco Club had 555 active members and 4,374 tobacco Lovers Club members, many of who participate in the Company's "Tobacco Express" automatic shipping program. Traditional Club and T.L.C. members generated $338,747 in gross sales in 2000 for the Company.

         During the third and fourth quarters of 1999 the Company began marketing Make-Your-Own Cigarettes, using a variety of supplier brand names. The Company's marketing strategy was to devote approximately 9% of its catalog to this product area, and test direct sales to consumers through Weekly World News, The National Enquirer, USA Today, and various Sunday newspapers. During 2000, this product category generated approximately 35% of the Company's gross sales.

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

PHILLIPS & KING INTERNATIONAL

         P&K markets its products through a 200-page full color wholesale catalog, fourteen field sales representatives and an in-house customer service staff. P&K plans to add an out-bound telemarketer to its customer service staff during 2001. P&K is a major exhibitor at the Retail Tobacco Dealers Of America, Inc.'s annual tradeshow, the industry's largest tradeshow for premium cigars and tobacco products and also exhibits selected products at the International Tobacco Expo, an annual tradeshow specifically targeted toward the growing Tobacco Outlet Store (T.O.S.) market. P&K markets its exclusive brand of popularly priced cigars, Churchill Rejects, which has become very popular in the T.O.S. market.

CUSTOMER SERVICE AND TELEMARKETING

HAVANA GROUP DIRECT

         During 2000, the Company derived approximately 72% of its non-club revenue through orders placed over the telephone, emphasizing superior customer service. The Company's payment terms have been major credit cards, checks or open account. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment. The Company's return rate is approximately 4% of sales.

PHILLIPS & KING INTERNATIONAL

         P&K receives the majority of its non-tradeshow orders by telephone or fax, either from its field sales representatives or direct from its customers. The company emphasizes superior customer services and has one of the most customer-friendly returns policies in the wholesale trade.

FULFILLMENT AND DELIVERY

HAVANA GROUP DIRECT

         The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. Prior to March 2000, the Company purchased its fulfillment operations from its affiliate, Kids Stuff Inc. a company controlled by Duncan Hill. Kids Stuff's facility consists of 39,000 square feet of owned facilities in North Canton, Ohio. The facility is designed to process incoming shipments on a palletized or boxed basis, and to process outgoing shipments on an individualized cost effective basis. Orders shipped were individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted.

         In November 1999 the Company leased an operations facility effective January 1, 2000. The facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. The Company will pay $96,000 per annum for this facility, less any sub-lease income that the Company may realize from unused office space. The Company moved into this facility in March 2000. At that time the Company assumed direct responsibility for its fulfillment and delivery functions, and incurring direct costs for these functions. During 2000, the Company processed 59,056 shipments.

PHILLIPS & KING INTERNATIONAL

         P&K leases its office (2000 sq. ft.) and warehouse (16,800 sq. ft.) facility, located in City Of Industry, CA., under a lease agreement expiring on July 31, 2001, and providing for lease payments of $11,615 per month. The facility is designed to process incoming shipments on a palletized, boxed or containerized basis and forwards most outbound shipments via United Parcel Service. During the last quarter of 2000, P&K shipped an average of 1800 orders per month with an average wholesale value of $500.00 per order.

INVENTORY/PURCHASING

HAVANA GROUP DIRECT

         The Company conducts its purchasing operations at its general offices in Canton, Ohio. Each catalog contains approximately 550 products or stock-keeping units (SKU's) and the website SmokeCheap.com, features 421 products. Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for the Company's inventory.

PHILLIPS & KING INTERNATIONAL

         P&K conducts its purchasing operations at its offices in City Of Industry, CA. Approximately 3,700 SKU's are offered for sale through the wholesale trade. Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for the Company's inventory.

PRODUCT SOURCING

HAVANA GROUP DIRECT

         The Company acquires products for resale in its catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes are manufactured by the Company's wholly-owned subsidiary, Monarch. Monarch supplies approximately 11% of the Company's catalog products. Other than Monarch and Phillips & King International, Inc., the Company currently has two vendors that supply more than 10% of its catalog products. These companies include: Peter Stokkebye International, Inc. (28%) and CTC Industries, Inc. (12%). Any disruption of service from any of these companies may have an adverse effect on the Company's future sales. Although these suppliers provide a substantial portion of the Company's catalog product, the Company believes that, with the exception of products made by Monarch, most products can be sourced from alternative suppliers. The Company acquires products for sale in the retail store from numerous domestic vendors.

PHILLIPS & KING INTERNATIONAL

         P&K acquires its product for sale through wholesale distribution from numerous domestic and international vendors, either directly from the manufacturers or domestic vendors. The Company currently has six vendors that supply more than 10% of its products. These companies include: Villazon Co., Lane Limited, General Cigar Co., Inter-Continental Cigar Co., Nat Sherman Inc. and Consolidated Cigar Corp. Any disruption of service from any of these companies may have an adverse effect on the Company's future sales. Although these suppliers provide a substantial portion of the Company's catalog product, the Company believes that many products can be sourced from alternate suppliers.

SEASONALITY

HAVANA GROUP DIRECT

         The Company's revenues are not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Smokeshop customer is believed to be generally the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases.

PHILLIPS & KING INTERNATIONAL

         P&K's wholesale business is somewhat seasonal as many customers book their orders for the holiday season during the Retail Tobacco Dealers of America's annual tradeshow, which is traditionally held during August of each year.

DATA PROCESSING

HAVANA GROUP DIRECT

         At the present time the Company relies upon Kids Stuff for data processing services to process its orders and shipments. Additionally, the Company has invested approximately $52,000 in data processing equipment to link to the Kids Stuff system to provide e-mail, networking, and high-speed Internet access. The Company is allocated its portion of data processing costs.


PHILLIPS & KING INTERNATIONAL

         P&K's current data processing system is a PC server driven system with an accounting package that has adapted to the distribution business.

AGREEMENT WITH KIDS STUFF

HAVANA GROUP DIRECT

         Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 based upon the following: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company has calculated these fees based on actual 1997 costs, and it is Management's belief that these fees would represent actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there were none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company paid to Kids Stuff an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. The Company is also obligated to pay 5% of its 1999 pretax profits to Kids Stuff in connection with these services, however the Company had no pre-tax profits for 1999. This agreement is still in effect, but as of this printing the Company has started providing some of these services themselves. Since March 2000, the Company provides its own fulfillment services from its leased facility located in North Canton, OH and pays Kids Stuff a $2,500 per month administration allocation for such services as accounting, payroll, data processing and human resources provided to the Company by Kids Stuff, Inc.

COMPETITION

 HAVANA GROUP DIRECT

         The Company has identified four companies that are involved in mail order as a primary method of sales and distribution, and believes that this constitutes the Company's primary current mail order competition. The four identified competitors, which include 800 JR Cigar, Thompson's Cigar, Fred Stoker & Sons, Inc., and Finck Cigar Co. are all mail order cigar businesses that are substantially larger than the Smokeshop. Management believes that the largest competitor in the mail order cigar business is 800-JR Cigar. Competition in all aspects of the Company's business is intense. No assurances can be given that the Company will be able to successfully compete in all aspects of its business in the future.

PHILLIPS & KING INTERNATIONAL

         P&K has identified five companies that are involved in wholesale distribution of cigars and other tobacco products, and believes that this constitutes its primary current wholesale competition. The five identified competitors, which include Kretek International, G.A. Andron & Company, Quintin USA, Crossline Distributing and Arango Cigar Company are all wholesale distributors of cigars and/or cigarettes and other tobacco products that may be substantially or somewhat larger than P&K. Competition in all aspects of the P&K's business is intense. No assurances can be given that P&K will be able to successfully compete in all aspects of its business in the future.

REGULATORY MATTERS

HAVANA GROUP DIRECT

         The Company's business, and the catalog industry in general, is also subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The wine is regulated in Ohio by the Ohio Department of Liquor Control, which requires the Company to be licensed in order to sell such products. The Federal Trade Commission regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company has no claims or regulatory matters in process or pending as of March 8, 2001.

PHILLIPS & KING INTERNATIONAL

         P&K's business, as well as the wholesale tobacco distribution industry, is also subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. As P&K is currently licensed to affix tax stamps to cigarettes to be sold in 35 states and to collect tobacco taxes on behalf of the states, it is subject to certain regulations of these states, in addition to California.

         The tobacco industry is subject to regulation in the United States at the federal, state and local levels, and the recent trend is toward increasing regulation. Although hearings have been held on certain of these proposals, to date, none of such proposals have been passed by Congress.

         Beyond Congressional action, federal regulators have also been examining whether the cigar industry merits tougher rules, as well. In early 1998, the Federal Trade Commission ordered cigar manufacturers to report how they market cigars, how much they spend on advertising, and who is buying their products. The Federal Trade Commission has issued regulations that require manufacturers to affix warning statements to cigar packaging effective February 13, 2001.

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

         While the Master Settlement Agreement (MSA) was not been codified by federal law, 46 states have adopted, "model laws" which were defined in the agreement with the states. These model laws provide, in part, for bans on outdoor billboard and transit advertising of tobacco products, significant document disclosure by the settling tobacco companies, bans on sports advertising and product logos on non-tobacco products.

         Under the model laws adopted by most states, tobacco manufacturers which are not signatories to the MSA are required to place funds equivalent to their respective market share assessments of the total settlement payments into escrow funds on a state-by-state basis over a period of 25 years. Roll-your-own
(RYO) cigarette tobaccos are considered to be the equivalent of cigarettes under the model laws and manufacturers may be compelled to either sign the MSA or make equivalent escrow payments into state funds.

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

POTENTIAL PRODUCT LIABILITY

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

EMPLOYEES

 HAVANA GROUP DIRECT

         As of January 1, 2001, the Company has four full-time salaried management employees, four salaried non-management employees, five hourly full-time employees, and four hourly part-time employees; this includes its retail store and Monarch pipe manufacturing facility.

PHILLIPS & KING INTERNATIONAL

         As of January 1, 2001, Phillips & King had four full-time salaried management employees, three salaried non-management (sales) employees, two salaried part-time employees, sixteen hourly full-time employees and one part-time employee.

Item 2.           Properties.

HAVANA GROUP DIRECT

         In November 1999 the Company leased an operations facility effective January 1, 2000. The facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. The Company pays $8,000 per month for this facility, less any sub-lease income that the Company may realize from unused office space. The Company moved into this facility in March 2000.

         The facility is located approximately three miles from the Kids Stuff facility, and this proximity will enable the Company to connect to Kids Stuff by high-speed telephone line connections. The Company anticipates that it will be able to utilize the computer systems, telephone system hardware, and Internet connections at Kids Stuff.

         The Company maintains its corporate address with its parent and Kids Stuff for certain accounting and administration functions.

PHILLIPS & KING INTERNATIONAL

         Phillips and King leases its office (2000 sq. ft.) and warehouse (16,800 sq. ft.) facility under a lease agreement expiring on July 31, 2001, and providing for lease payments of $11,615 per month. No assurances can be given that P&K will be able to extend the lease on terms satisfactory to it before P&K's lease expires.

Item 3.           Legal Proceedings

         In the normal course of business, the Company and P&K may be involved in various legal proceedings from time to time. Presently, however, the Company and P&K are not a party to any material litigation, whether routine or incidental to its business, or otherwise.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         In May 1998, the Company sold 460,000 Units to the public; each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 and is exercisable at any time until the close of business on May 14, 2003. The Common Stock and Class A Warrants are quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "HVGP" and "HVGPW", respectively. As of March 21, 2001 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock in the over-the-counter market was approximately $.22. The following table reflects the high and low sales prices (rounded to the nearest penny) for the Company's Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                  Common Stock

         Fiscal Year Ended December 31, 2000                                             HIGH                    LOW
         -----------------------------------                                             ----                    ---
             First Quarter                                                              $2.00                   $.19
             Second Quarter                                                              1.31                    .28
             Third Quarter                                                                .50                    .25
             Fourth Quarter                                                              1.31                    .19

         Fiscal Year Ended December 31, 1999                                            HIGH                     LOW
         -----------------------------------                                            ----                     ---
             First Quarter                                                             $5.25                   $1.50
             Second Quarter                                                             5.50                    1.63
             Third Quarter                                                              4.00                    2.00
             Fourth Quarter                                                             3.75                     .19


                                Class A Warrants

        Fiscal Year Ended December 31, 2000                                              HIGH                    LOW
        -----------------------------------                                              ----                    ---
            First Quarter                                                               $1.00                   $.01
            Second Quarter                                                                .38                    .03
            Third Quarter                                                                 .13                    .06
            Fourth Quarter                                                                .22                    .02


         Fiscal Year Ended December 31, 1999                                             HIGH                    LOW
         -----------------------------------                                             ----                    ---
             First Quarter                                                              $1.88                  $ .08
             Second Quarter                                                              1.75                   1.00
             Third Quarter                                                               1.13                    .30
             Fourth Quarter                                                               .81                    .03

         The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

          The Company had approximately 17 record holders of its Common Stock and six record holders of its Class A Warrants as of March 21, 2001 as reported by its transfer agent and warrant agent (i.e. American Stock Transfer & Trust Company). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

Item 6.            Managements Discussion and Analysis or Plan of Operation.

          This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.


     Total net sales for the year ended December 31, 2000 were 6,007,895 an increase of 287% from 1999 sales of $1,551,623. The increase in sales reflects the Company's purchase of Phillips & King International, Inc. which contributed $4,221,921 during the year 2000, or 70.3% of total net sales for the year 2000. Net sales include sales from merchandise, shipping and handling charges and mailing list rental. Included in total net sales is the retail store revenue, which decreased to $64,838 in 2000, compared with $115,484 in 1999.

     Total cost of sales increased 342% from 1999 reflecting the overall increased sales of the Company. Merchandise costs increased from 43.0% of net sales in 1999 to 47.2% in 2000. The Company attributes this increase to generally higher merchandise cost percentages at P&K, which sells its merchandise in wholesale distribution.

     Selling expenses, as a percentage of net sales, decreased from 29.9% for 1999 to 18.4% for 2000. Company attributes this reduction to the selling expense at P&K, which sells its merchandise in wholesale distribution and spends relatively less on selling expense as a percentage of sales.

     General and administrative expenses during 2000 were 1,464,160, or 24.3% of net sales, compared with $412,931, or 26.6% of net sales, for the year ended December 31, 1999. The decrease is attributable to the generally higher sales levels which, in turn, reduce the percentage levels of overhead expense. The higher total expense for General & Administrative expense reflects the addition of P&K.

     Administrative expenses are partially provided to the Company by Kids Stuff Inc., which provides administrative functions to the Company at an annual cost of $30,000.

     Net loss for the year ended December 31, 2000 was $1,139,013 compared with a net loss of $288,448 for the year 1999. The Company's loss was due primarily to increased levels of expense in General and Administrative expenses, which increased as a direct result of the acquisition of P&K.

LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 2000, the Company had a deficit in retained earnings of $5,433,720, compared to a deficit in retained earnings of $4,294,707 at December 31, 1999. This resulted from an operating loss of $1,139,013 for the year ended December 31, 2000. For the year ended December 31, 2000, the impact of the operating loss on the Company's cash position was increased by changes in working capital, which affected operating activities. The operating activities consumed $336,731 in cash through increases in inventories, deferred catalog and deposits, and other assets, but provided $201,234 from an increase in accounts payable and $190,198 through decreases in accounts receivable and prepaid expenses. The net effect of these changes and non-cash charges of $178,333 relating to depreciation and amortization, and $42,000 related to common stock issued for services when added to the Company's net loss, resulted in net cash used by operating activities of $863,980. During 2000, net cash of $947,115 was used in investing activities to purchase P&K and $64,355 was used to purchase property and equipment partially offset by $379,555 of cash acquired in the purchase of P&K. Financing activities during 2000 provided cash of $631,403. During 2000, net cash of $631,403 was provided by financing activities which is a result of the sale of $342,055 of common stock and $896,212 in borrowings on a line of credit partially offset by payments on long term debt of $577,709 and a change in due to/from affiliates of $29,155. The Company's ending cash balance decreased to $193,898 at December 31, 2000.

         The Company has no overall credit facility at the current time, but finances the majority of its business through the P&K credit facility obtained in October 2000. The facility is provided by the Wells Fargo Bank, and consists of a $2,000,000 line of credit based upon levels of Inventory and Receivables. At December 31, 2000, the total amount outstanding was $896,212.

         At December 31, 1999, the Company had a deficit in retained earnings of $4,294,707, compared to a deficit in retained earnings of $4,006,259 at December 31, 1998. This resulted from an operating loss of $288,448 for the year ended December 31, 1999. For the year ended December 31, 1999, the impact of the operating loss on the Company's cash position was increased by changes in working capital, which affected operating activities. The operating activities consumed $270,493 in cash through increases in accounts receivable, inventories, other assets, deferred catalog expenses and prepaid expenses, but provided $152,778 from an increase in accounts payable. The net effect of these changes and non-cash charges of $72,483 relating to depreciation and amortization, and the issuance of 200,000 options (valued at $42,000) to the Company CEO in lieu of accrued compensation, when added to the Company's net loss, resulted in net cash used by operating activities of $291,680. For the year ended December 31, 1999, the Company purchased property and equipment in the amount of $136,493. The Company also invested $93,412 in catalog and product development. Financing activities during 1999 used cash of $54,301 as a result of decrease in due to affiliates. The Company's ending cash balance decreased to $1,058,390 at December 31, 1999.

Item 7.           Financial Statements

         The information required by Item 7, and an index thereto commences on page F-1, which pages follow this page.

                             THE HAVANA GROUP, INC.
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS



------------------------------------------------------------------------------

                                                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                                                 F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                                                                         F-4 through F-5
    Consolidated statements of operations                                                                    F-6
    Consolidated statements of stockholders' equity                                                          F-7
    Consolidated statements of cash flows                                                                    F-8
    Notes to consolidated financial statements                                                          F-9 through F-24



                          Independent Auditors' Report

To the Stockholders and Board of Directors
The Havana Group, Inc.
Canton, Ohio

         We have audited the accompanying consolidated balance sheets of The Havana Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Havana Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,139,013 during the year ended December 31, 2000, is in default on its loan agreements and is in arrears on accounts with certain vendor creditors, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Hausser+Taylor LLP
    Hausser+Taylor LLP

Canton, Ohio
April 10, 2001 except for note 8,
   which is as of May 17, 2001

                THE HAVANA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 2000 and 1999

                  ASSETS                                                                2000                    1999

      CURRENT ASSETS
      Cash, including restricted cash of $18,146                               $             193,898   $          1,058,390
      Accounts receivable, net of allowance
      for doubtful accounts                                                                  650,757                 56,460
      Inventories                                                                          2,410,961                706,070
      Due from affiliates                                                                          -                143,753
      Prepaid expenses                                                                        10,870                 23,171
      Deferred catalog expenses                                                               88,732                 57,357
                                                                                          ----------             ----------
      Total current assets                                                                 3,355,218              2,045,201

      DEFERRED FEDERAL INCOME TAX                                                             29,070                 29,070

      PROPERTY AND EQUIPMENT
      Leasehold improvements                                                                 132,214                 92,244
      Furniture and fixtures                                                                  60,816                 20,571
      Data processing equipment                                                               62,174                 52,343
      Website development                                                                    111,324                110,849
      Machinery and equipment                                                                 68,911                 10,981
                                                                                          ----------             ----------
                                                                                             435,439                286,988
      Less accumulated depreciation                                                          120,040                 51,394
                                                                                          ----------             ----------
                                                                                             315,399                235,594

      OTHER ASSETS, net of accumulated amortization
      Goodwill                                                                               104,564                      -
      Customer lists                                                                         348,361                387,067
         Trademarks                                                                           88,578                      -
      Catalog and product development                                                         23,762                 92,518
      Deposits and other                                                                     213,496                  9,654
                                                                                          ----------             ----------
                                                                                             778,761                489,239
                                                                                          ----------             ----------
                                                                               $           4,478,448   $          2,799,104
                                                                                          ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                THE HAVANA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 2000 and 1999

         LIABILITIES AND STOCKHOLDERS' EQUITY                                           2000                    1999

      CURRENT LIABILITIES
      Current portion of long-term debt                                        $             168,675 $                    -
      Line of credit                                                                         896,212                      -
      Accounts payable                                                                       551,724                276,734
      Accrued expenses                                                                       282,344                 10,062
      Due to affiliate                                                                       117,146                290,054
      Deferred revenue and customer advances                                                  66,440                  7,679
                                                                                          ----------             ----------
      Total current liabilities                                                            2,082,541                584,529

      LONG-TERM DEBT, net of current portion                                                  767,540                     -

      COMMITMENTS AND CONTIGENCIES                                                                 -                      -

      STOCKHOLDERS' EQUITY
      Preferred stock - $.001 par value, 10,000,000
           shares authorized:
             Series A - 5,000,000 shares issued and outstanding                                5,000                  5,000
             Series B - 1,100,000 shares issued and outstanding
                        (aggregate liquidation preference, including
                          dividends in arrears, totalling $331,100 as of
                          December 31, 2000)                                                   1,100                  1,100
      Common stock - $.001 par value,
          25,000,000 shares authorized, 2,855,000 and
             1,860,000 shares issued and outstanding at
                     December 31, 2000 and 1999, respectively                                  2,855                  1,860
      Additional paid-in capital (including warrants)                                      7,053,132              6,501,322
      Retained earnings (deficit)                                                         (5,433,720)            (4,294,707)
                                                                                          ----------             ----------
      Total stockholders' equity                                                           1,628,367              2,214,575
                                                                               $           4,478,448   $          2,799,104
                                                                                          ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2000 and 1999



                                                                                      2000                    1999

   NET SALES                                                                 $           6,007,895   $           1,551,623

   COST OF SALES                                                                         4,562,817               1,032,582
                                                                               --------------------    --------------------

   GROSS PROFIT                                                                          1,445,078                 519,041

   SELLING EXPENSES                                                                      1,105,957                 463,972

   GENERAL AND ADMINISTRATIVE EXPENSES                                                   1,464,160                 412,931
                                                                               --------------------    --------------------

   LOSS FROM OPERATIONS                                                                 (1,125,039)               (357,862)

   INTEREST INCOME                                                                          35,334                  79,597

   INTEREST EXPENSE                                                                         49,308                  10,183
                                                                               --------------------    --------------------

   NET LOSS                                                                  $          (1,139,013)  $            (288,448)
                                                                               ====================    ====================



   BASIC AND DILUTED LOSS PER SHARE
         AFTER CONSIDERING PREFERRED
         STOCK CUMULATIVE DIVIDEND                                           $               (0.50)  $               (0.21)



   The accompanying notes are an integral part of these financial statements.


                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2000 and 1999
                                           Common          Preferred           Paid-In              Retained
                                           Stock             Stock             Capital              Earnings               Total

   BALANCE - JANUARY 1, 1999           $    1,860       $    6,100         $ 6,459,322 $         (4,006,259)      $  2,461,023

   ISSUANCE OF 200,000 OPTIONS TO THE
   COMPANY CEO IN LIEU OF ACCRUED
   COMPENSATION                               -                 -               42,000                 -                42,000

   NET LOSS                                   -                 -                 -                (288,448)          (288,448)

   BALANCE - DECEMBER 31, 1999              1,860            6,100           6,501,322           (4,294,707)         2,214,575

   PROCEEDS FROM THE ISSUANCE OF
   240,000 UNREGISTERED SHARES TO
      COMPANY CEO                             240                -              96,815                 -                97,055

   PROCEEDS FROM THE ISSUANCE OF
   245,000 UNREGISTERED SHARES TO
   SEVEN INVESTORS                            245                -             244,755                 -               245,000

   ISSUANCE OF 60,000 SHARES FOR
   SERVICES PROVIDED                           60                -              41,940                 -                42,000

   ISSUANCE OF 450,000 SHARES FOR THE
   ACQUISITION OF PHILLIPS & KING
   INTERNATIONAL, INC.                        450                -             168,300                 -               168,750

   NET LOSS                                   -                  -                -              (1,139,013)        (1,139,013)

   BALANCE - DECEMBER 31, 2000         $    2,855        $    6,100        $ 7,053,132         $ (5,433,720)      $  1,628,367
                                       ===========       ==========        ===========         =============      =============

   The accompanying notes are an integral part of these financial statements.

                   THE HAVANA GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years Ended December 31, 2000 and 1999


                                                                                            2000              1999

        CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                                                 $     (1,139,013) $        (288,448)
            Adjustments to reconcile net loss to net cash
                used by operating activities:
                    Depreciation and amortization                                             178,333             72,483
          Common stock issued for services                                                     42,000                  -
                  Issuance of 200,000 options to Company CEO in lieu
                  of accrued compensation                                                           -             42,000
                    Decrease (increase) in accounts receivable                                137,532            (10,000)
                    (Increase) in inventories                                                (138,936)          (205,305)
                    (Increase) in deferred catalog expenses                                   (31,375)           (24,585)
                    Decrease (increase) in prepaid expenses                                    52,666            (23,171)
                    (Increase) in deposits and other                                         (166,420)            (7,432)
                    Increase in accounts payable, customer advances
                        and accrued expenses                                                  201,233            152,778
                                                                                       ---------------   ----------------
        Net cash used by operating activities                                                (863,980)          (291,680)

        CASH FLOWS FROM INVESTING ACTIVITIES
        Cash paid to purchase Phillips & King                                                (947,115)                 -
        Cash acquired in the purchase of Phillips & King                                      379,555                  -
           Purchase of property and equipment                                                 (64,355)          (136,493)
        Investment in catalog and product development                                               -            (93,412)
                                                                                       ---------------   ----------------
        Net cash used by investing activities                                                (631,915)          (229,905)

        CASH FLOWS FROM FINANCING ACTIVITIES
           Change in due to/from affiliates - net                                             (29,155)           (54,301)
        Sale of common stock                                                                  342,055                  -
        Borrowings on line of credit                                                          896,212                  -
        Payments on long-term debt                                                           (577,709)
                                                                                       ---------------   ----------------
        Net cash provided (used) by financing activities                                      631,403            (54,301)
                                                                                       ---------------   ----------------
        NET DECREASE IN CASH                                                                 (864,492)          (575,886)

        CASH - BEGINNING                                                                    1,058,390          1,634,276
                                                                                       ---------------   ----------------
        CASH - ENDING                                                                $        193,898  $       1,058,390
                                                                                       ===============   ================
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
            Cash paid during the year for interest                                   $         49,308  $          10,183
                                                                                       ===============   ================

   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Business Description and Summary of Significant Accounting Policies

         A. Business Description and Principles of Consolidation - The Havana Group, Inc. (Havana) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its two wholly-owned subsidiaries, Phillips & King International, Incorporated. (P&K) and Monarch Pipe Company (collectively, "the Company"). P&K sells and distributes tobacco and related products to wholesalers and retailers in the United States. Monarch Pipe Company (Monarch) manufactures smoking pipes and sells them exclusively to Havana. All significant intercompany accounts and transactions have been eliminated in consolidation. Havana grants credit to its tobacco club members. P&K grants credit to its customers.

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

         C. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments. The carrying values of long-term debt approximate fair value based on the borrowing rates available to the Company for bank loans with similar terms and average maturities.

         D. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. The allowance was $44,548 and $5,500 as of December 31, 2000 and 1999, respectively. Bad debt expense was $49,781 and $5,514 for the years ended December 31, 2000 and 1999, respectively.

         E. Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

         F. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over approximately six months, the estimated length of time customers utilize catalogs and other mail order mailings. Catalog expense was $434,585 and $274,099 for the years ended December 31, 2000 and 1999, respectively.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

         G. Property and equipment are carried at cost and depreciated using the straight-line and accelerated methods over their estimated useful lives ranging from five to ten years. Depreciation expense amounted to $68,646 and $32,883 for the years ended December 31, 2000 and 1999, respectively.

                  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

         H. A customer list was obtained by the Company's predecessor, E.A. Carey of Ohio, Inc. in 1984 for $889,000. The list is being amortized on a straight-line basis through 2008. At December 31, 2000 and 1999, accumulated amortization was $540,639 and $501,933, respectively.

         I. Goodwill was recognized as a result of the acquisition of P&K and is being amortized using the straight-line method over 20 years. Accumulated amortization was $2,225 at December 31, 2000. The Company periodically assesses the goodwill for impairment in accordance with applicable authoritative pronouncements.

         J. Deferred taxes have been recognized to reflect temporary differences between financial reporting and income tax purposes. The principal differences are due to net operating losses and the treatment of deferred catalog expense.

         K. The Company maintains its cash at a financial institution which at times throughout the year exceeds federally insured amounts. Under the terms of the bond agreement with its insurance company, P&K is required to maintain minimum restricted cash balances with a financial institution. The bond is required by the various states in which P&K does business to support excise taxes due in the normal course of business. At December 31, 2000, the restricted balance included in cash on the accompanying consolidated balance sheet was $18,146.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

  Note 1. Business Description and Summary of Significant Accounting Policies (continued)

         L. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year. The Company's potentially dilutive securities had no dilutive effect during 1999 or 2000. Additionally, the Company experienced a net loss in 2000 and 1999. Therefore, no potential common shares have been included in the computation of diluted per share amounts in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The weighted average number of common shares outstanding for both basic and diluted earnings per share was 2,506,667 and 1,860,000 for 2000 and 1999, respectively. The
                  2000 and 1999 earnings per share calculations include a charge of $110,000 per year relative to the cumulative dividends on the Series B Preferred Stock.

         M. New Authoritative Pronouncements - In December 1999, Staff Accountant Bulletin 101, "Revenue Recognition in Financial Statements" was used. SAB101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. This statement became effective in the fourth quarter of 2000. The effect of adoption was not material.

         N. Revenue Recognition - Sales and the related cost of sales are recognized upon shipment of products. The Company generally accepts returns of stale or damaged product. Sales returns are not material.

         O. Reclassification - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

         P. Going Concern - The financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company incurred a net loss of $1,139,013 during the year ended December 31, 2000, is in default on its loan agreements, and is in arrears on accounts with certain vendor creditors which raises substantial doubt about its ability to continue as a going concern. No asset impairment has been recognized and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES



  Note 2.         Inventories

                  Inventories consist of the following at December 31:
                                                                                         2000             1999
                                                                                         ----             ----

                  Cigarette stamps                                                 $    165,445   $      -
                  Raw materials                                                         146,012          160,401
                  Tobacco, cigars, and pipes                                          1,958,536          518,676
                  Supplies, catalogs, and advances to vendors                           140,968           26,993
                                                                                     ----------         --------
                                                                                    $ 2,410,961        $ 706,070
                                                                                      =========          =======

  Note 3.         Income Taxes

                  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31, 2000 and 1999:

                                                                                          2000            1999
                                                                                          ----            ----
                       Deferred tax assets:
                           Net operating loss carryforward                             $ 767,046       $ 372,266
                           Valuation allowance                                          (720,912)       (318,701)
                                                                                         -------         -------
                               Total deferred tax assets                              $   46,134      $   53,565

                       Deferred tax liabilities:
                           Deferred catalog expense                                   $   (8,916)     $  (19,501)
                           Depreciation                                                   (8,148)         (4,994)
                                                                                       ---------       ---------
                               Total deferred tax liabilities                            (17,064)        (24,495)
                                                                                        --------        --------
                       Net deferred tax asset                                         $   29,070      $   29,070
                                                                                        ========        ========

                  The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance.

                  The Company has net operating loss carryforwards which will expire as follows:

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 3. Income Taxes (continued)

                                    Year                                    Amount

                                    2008                              $       6,500
                                    2009                                     57,600
                                    2010                                    105,900
                                    2011                                    121,000
                                    2012                                     74,400
                                    2018                                    403,000
                                    2019                                    326,500
                                    2020                                  1,161,100
                                                                          ---------
                                                                        $ 2,256,000

 Note 4.          Line of Credit

                  P&K has a demand line of credit agreement with a bank for a credit line of up to $2,000,000. The line incurs interest at prime plus 2.5%. Advances on the line can be up to 85% of P&K's eligible accounts receivable plus the lesser of 50% of approved inventory (as defined) or $1,000,000, less the Tax Reserve (as defined). The line is secured by substantially all assets of P&K. The line of credit is guaranteed by Havana. At December 31, 2000, borrowings on the line totaled $896,212.

                  The line of credit agreement requires P&K to comply with certain covenants including net worth, capital expenditures, and monthly net income. At December 31, 2000, P&K was not in compliance with certain of these covenants, and therefore was in default. The bank has not waived this noncompliance. As described in the agreement, the bank is entitled to increase the interest rate to prime plus 5.5% when default has occurred.

 Note 5.          Long-Term Debt

                  Long-term debt consists of the following as of December 31, 2000:

                      Note payable, trade creditors of P&K, interest at 7% per
                      annum, due in quarterly installments of $29,905, including interest, through June 2005, secured by substantially all
                      assets of P&K, subordinate to other secured indebtedness.                    $ 452,977

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 5.          Long-Term Debt (continued)

                      Note payable, Cuba Libre, interest at 7% per annum,
                      due in quarterly installments of $23,603, including
                      interest, through May 2005.                                                  $ 358,238

                      Note payable, Cuba Libre, interest at 7% per annum
                      (starting in August 2002), due in quarterly installments
                      of $11,506, including interest, commencing August 2002
                      through May 2005.                                                              125,000
                                                                                                     -------
                                                                                                     936,215
                      Less current maturities                                                        168,675
                                                                                                     -------
                                                                                                   $ 767,540

                  The scheduled repayment of the notes payable at December 31, 2000 is as follows:

                      Year ending December 31,
                              2001                                                                 $ 168,675
                              2002                                                                   192,922
                              2003                                                                   224,778
                              2004                                                                   240,931
                              2005                                                                   108,909
                                                                                                   ---------
                                                                                                   $ 936,215

 Note 6. Lease Commitment

                  Havana Group, Inc. has entered into an operating lease effective January 1, 2000 for warehouse and office space. Prior to January 1, 2000, the Company occupied space in a building owned by Kids Stuff. A portion of the related occupancy costs are allocated to the Company as described in
                  Note 7. Total future minimum lease payments required under this noncancellable operating lease for the years ending December 31 are as follows:

                                    Year                            Amount

                                    2001                          $ 96,000
                                    2002                            96,000

                  Total rent expense was $200,800 and $50,314 for the years ended December 31, 2000 and 1999, respectively.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 7. Agreement with Affiliated Company

                  At December 31, 2000, Duncan Hill, Inc., the parent of The Havana Group, Inc., owns 79% of the outstanding voting capital stock of Kids Stuff, Inc. (Kids Stuff). In January 1998, the Company contracted with Kids Stuff whereby Kids Stuff would provide administrative, executive, and accounting services at an annual cost of approximately $206,100 plus $2.40 per order processed. Havana was also obligated to pay 5% of its 1999 and 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits in 1999 or 1998.

                  During 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana currently pays to Kids Stuff accounting, data processing, and administrative charges of $30,000 per year plus shipment and warehouse services on a per order basis. Total costs charged to Havana in 2000 and 1999 amounted to $35,247 and $225,086, respectively.

 Note 8. Acquisition of Phillips & King International, Incorporated

                  In August 2000, The Havana Group acquired 100% of the common stock of Phillips & King International, Incorporated, a distributor of tobacco and related products to wholesalers and retailers in the United States. The value of assets acquired (excluding goodwill) was $2,927,799 and liabilities assumed was $1,918,723, for a net value of $1,009,076. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

                  Phillips & King International, Incorporated was incorporated under the laws of the State of California on June 21, 1982. The Company sells and distributes tobacco and related products to wholesalers and retailers in the United States. In February 1999, P&K filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In March 2000, P&K filed a Plan of Reorganization with the Bankruptcy Court. The Plan was confirmed on July 5, 2000.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 8. Acquisition of Phillips & King International, Incorporated (continued)

                  The aggregate purchase price is comprised of the following:

                      Cash                                                                  $    900,000
                      Issuance of 450,000 Havana unregistered common
                          shares to the former owners                                            168,750
                      Acquisition costs                                                           47,115
                                                                                             -----------
                              Total purchase price                                           $ 1,115,865
                                                                                               =========

                  The purchase price was allocated to the net assets acquired based on fair values as follows:

                    Cash                                                                    $    379,555

                    Accounts receivable                                                          731,829

                    Inventory                                                                  1,565,955

                    Prepaid expenses                                                              40,365

                    Property and equipment                                                        84,096

                    Trademarks                                                                    88,578

                    Deposits and other                                                            37,422

                    Accounts payable, sales tax payable, and
                        accrued expenses assumed                                                (404,800)

                    Notes payable assumed                                                     (1,513,924)
                                                                                              -----------

                            Net assets acquired                                                1,009,076

                    Excess of the purchase price over fair market
                        value of assets acquired                                                 106,789
                                                                                              -----------

                            Total purchase price                                             $ 1,115,865
                                                                                              ===========


                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

   Note 8.        Acquisition of Phillips & King International, Incorporated
                  (continued)

                  The excess of the aggregate purchase price over the fair market value of net assets acquired of $106,789 was recorded as goodwill.

                  The following summary presents 2000 and 1999 unaudited pro forma consolidated results of operations as if the acquisition had occurred on the first day of each year. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of an earlier date, nor are they indicative of results of operations which may occur in the future. These results do not reflect any synergies that may or may not be achieved.

                                                                                      Unaudited Pro Forma
                                                                                 Year Ended December 31,
                                                                                     2000                1999
                                                                                     ----                ----

                           Sales                                                $ 13,068,652     $ 15,420,247

                           Net loss                                               (1,301,279)      (1,610,036)

                           Net loss, applicable to common stock
                             (after preferred stock dividends of
                               $110,000 per year)                                 (1,411,279)      (1,720,036)

                           Loss per share                                               (.56)            (.92)

                  Expenditures totaling $143,000 were paid subsequent to the acquisition for items relating to and on behalf of the former owners of P&K. Management considers these amounts as recoverable, and the amount is included in deposits and other on the accompanying balance sheet as of December 31, 2000.

   Note 9.        Stockholders' Equity

         A.       Common Stock

                  The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. The holders of Common shares are entitled to one vote on all stockholder matters.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

   Note 9.        Stockholders' Equity (continued)

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

                  Additionally, in February 2000, the Company's CEO purchased 240,000 unregistered shares of the Company's common stock at a price of $.4044 per share for total proceeds of $97,055. In March, 2000, the Company sold 245,000 unregistered common shares to seven investors for $245,000.

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

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

   Note 9.        Stockholders' Equity (continued)

         C.       Series B Preferred Stock

                  The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefor, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.30 per share or $330,000 in the aggregate at December 31, 2000.

                  The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

         D.       Class A Warrants

                  As of December 31, 2000, the Company has 2,658,000 Class A warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the Company's initial public offering; 1,400,000 warrants issued in conjunction with the conversion of a note payable; 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with the reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

   Note 9.        Stockholders' Equity (continued)

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

Note 10.          Stock Incentive Plan

                  The Company maintains a Stock Incentive Plan. Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of common stock may be issued; provided, however, that the maximum amount of common stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of option, stock appreciation rights, stock awards, or a combination thereof. No stock incentives were granted under the Stock Incentive Plan in 2000 and 1999.

  Note 11.        Employment Agreements

         A. The Company entered into a five-year employment agreement with William L. Miller effective December 1, 1997, pursuant to which Mr. Miller is to serve as Chief Executive Officer and President of the Company. The employment agreement provides for an annual base salary of $50,000, increasing to at least $100,000 for the remainder of the contract if the Company's revenues for any fiscal year exceed $5,000,000. As the Company's revenues exceeded $5,000,000 for the year ended December 31, 2000, the Company accrued $100,000 as Mr. Miller's compensation. The amount is unpaid as of April 10, 2001.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

  Note 11.        Employment Agreements (continued)

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

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

Note 11.          Employment Agreements (continued)

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

Note 12.          Fair Value of Stock Based Compensation

                  In 1999, in addition to the options to purchase 200,000 shares of common stock and Common Stock Purchase Warrants to purchase 200,000 shares of common stock issued to Mr. Miller and the options to purchase 80,000 shares of common stock issued to Mr. Corbett (all described in Note 11), the Company has granted options to purchase 60,000 shares of common stock to certain directors (see Note 13).

                  On February 4, 2000, the Board of Directors, as an incentive to its executive officers and directors, cancelled all outstanding options held by them and regranted equivalent options at an exercise price of $.4044 per share, which was equal to the then fair market value of the Company's Common Stock. As a result of such action, options to purchase 200,000 shares to William L. Miller, options to purchase 30,000 shares to each of John W. Cobb and Peter Stokkebye, and options to purchase 10,000 shares to Gary Corbett were cancelled and regranted. The regranted options expire December, 2007. Additionally, 30,000 options to purchase the Company stock at an exercise price of $.4044 were granted to Clark Swisher, a Director of the Company.

                  The Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net loss would have been increased by approximately $241,500 or $.13 per share for the year ended December 31, 1999, and $117,000 or $.05 per share for the year ended December 31, 2000.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

Note 12.          Fair Value of Stock Based Compensation (continued)

                  For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted using the Black-Scholes option pricing model assuming no dividends, 211% volatility, an expected life of 50% of the option terms, and a risk-free interest rate of 6.0%. The fair value of Class A warrants issued to Mr. Miller was calculated as the value of compensation forgone in return for the warrants. No options or warrants have been exercised as of December 31, 2000 and 1999.

Note 13.          Non-Qualified Stock Option Agreement

                  During 1998, the Company entered into a non-qualified stock option agreement with John Cobb, Jr. and Peter Stokkebye, directors of the Company. Each of Mr. Cobb and Mr. Stokkebye were granted the option to purchase 30,000 shares of the Company's common stock, which will vest 25% on January 29, 1998 and 25% on each January 29, 1999, January 29, 2000, and January 29, 2001. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options shall be $6.00 per share of common stock, subject to downward adjustment. Effective August 2000, Mr. Stokkebye resigned and is no longer a Director of the Company.

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

                  The pro forma effect on the net loss of the Company of the fair value of the options is included in the disclosure in
                  Note 12.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

Note 14.          Profit-Sharing Plan

                  P&K has a defined-contribution profit-sharing plan covering all eligible employees. Company contributions are made at the discretion of the Board of Directors. Employees may contribute from 1% to 15% of eligible compensation. The Company made no contributions to the plan for the year ended December 31, 2000.

Note 15.          Concentration of Creditors

                  P&K acquires its product for sale through wholesale distribution from numerous domestic and international vendors, either directly from the manufacturers r domestic vendors.
                  The Company currently has six vendors that supply more than 10% of its product. These companies include: Villazon Co., Lane Limited, General Cigar Co., Inter-Continental Cigar Co., Nat Sherman Inc., and Consolidated Cigar Corp. Any disruption of service from any of these companies may have an adverse effect on the Company's future sales. Although these suppliers provide a substantial portion of the Company's catalog product, the Company believes that many products can be sourced from alternate suppliers.

                  Havana acquires products for resale in its catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes are manufactured by the Company's wholly-owned subsidiary, Monarch. Monarch supplies approximately 11% of the Company's catalog products. Other than Monarch and Phillips & King International, Incorporated, the Company currently has two vendors that supply more than 10% of its catalog products. These companies include: Peter Stokkebye International, Inc. (28%) and CTC Industries, Inc. (12%). Any disruption of service from any of these companies may have an adverse effect on the Company's future sales. Although these suppliers provide a substantial portion of the Company's catalog product, the Company believes that, with the exception of products made by Monarch, most products can be sourced from alternative suppliers. The Company acquires products for sale in the retail store from numerous domestic vendors.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

 Note 16.         Commitments and Contingencies

         A. The Company operates as a marketer of tobacco and related products. The industry by its nature is subject to government regulations and risks related to the personal health of tobacco consumers. The Company is at times subject to legal proceedings and claims which arise in the ordinary course of business. Management evaluates each claim and provides for any potential loss when the claim is probable and estimable. In the opinion of management, there are currently no outstanding claims that would materially affect the financial position of the Company.

         B. P&K has been informed by the State of Oregon that P&K owes approximately $240,000 to the State for tobacco tax, late payment penalties, and interest for the years 1996 through 1998. However, this claim was not filed by the State of Oregon with the Bankruptcy Court during P&K's bankruptcy period. Management believes that the Company will not ultimately be liable for the amounts claimed by the State of Oregon, and such liability, if any, would be the responsibility of the former owners of P&K.

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                               First
                                               Term of             Became                 Principal
Name                                Age        Office              Director               Occupation
----                                ---        --------            --------             --------------

William L. Miller                    64        (1)                   1997               Chairman of the
                                                                                        Board, Chief
                                                                                        Executive Officer,
                                                                                        And Principal
                                                                                        Financial Officer of
                                                                                        The Company

John W. Cobb, Jr.                    59        (1)                   1997               Director of Marketing
                                                                                        Global Outreach
                                                                                        University of Maryland

Clark D. Swisher                     49        (1)                  3/31/00             Vice President,
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

(b)      Identification of Executive Officers.


         William L. Miller is Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. Gary J. Corbett is President.

         The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, the Board of Directors may remove officers, either with or without cause, and a successor elected by a majority vote of the Board of Directors, at any time.

Business Experience

     William L. Miller has been Chairman of the Board of Directors of the Company and Chief Executive Officer since December 1997. Mr. Miller has in the past and is currently serving as the Company's Chief Financial Officer. He previously served as President of the Company from December 1997 - March 1999. Previously, he was the sole director and executive officer of Carey from 1984 to December 1997. Mr. Miller has held identical positions at Kids Stuff, Inc. from its formation in July 1996 to the present time. Mr. Miller had been a director of Perfectly Safe, Inc. and its Vice President since Duncan Hill formed it in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill. He holds a Bachelors Degree in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University.

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

     Clark D. Swisher has been Vice President of the Employee Benefits Division of the Leonard-McCormick Agency, a general insurance agency, since 1984. Mr. Swisher's professional background includes membership in the National Association of Life Underwriters and the University of Akron Business Advisory Council. Mr. Swisher has been a director of Duncan Hill, Inc. since 1995.

     The Company does not have any committees of the Board of Directors although it may have committees in the future. The Company currently has no independent directors. The Company is attempting to identify and appoint two individuals who are not affiliated with the Company or its affiliates as a director. Since these individuals have not yet been identified, there can be no assurance given that the Company will be able to attract suitable candidates to serve as directors. If successful, these individuals would provide the Company with two independent directors and the Board would establish a Compensation Committee and an Audit Committee. The Audit Committee, which will consist of at least a majority of outside directors who are not affiliated with the Company, will among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee will consist entirely of outside directors who are not affiliated with the Company, Kids Stuff or Duncan Hill. The Compensation Committee will review and recommend to the Board of Directors the compensation structure for the Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 2000, except that Mr. Peter Stokkebye VI did not file a Form 4 to reflect his ceasing to be a director of the Company.

Item 10. Executive Compensation

                  The following table provides a summary compensation table with respect to the compensation of William L. Miller, the Company's Chief Executive Officer (CEO) for the past three years.

SUMMARY COMPENSATION TABLE

================== ======= =========== ========== =========== ======================================== =============

                                                              Long Term Compensation
                           Annual Compensation                     Awards                Payouts

          (a)          (b)        (c)         (d)    (e)             (f)       (g)             (h)         (i)

                                                    Other                                                 All
Name                                                Annual     Restricted                                Other
And                                                 Compen      Stock                       LTIP        Compen
Principal                               Bonus       -sation     Award(s)      Number of    Payouts      -sation
Position            Year    Salary ($)    ($)          ($)      Options(3)    Options         ($)         ($)
------------------ ------- ----------- ---------- ----------- ------------ ------------- ------------- -------------

W. Miller,
Chief Executive
Officer (1)(2)     2000         -0-       -0-       3,600         -0-      200,000 (3)       -0-           -0-
                   1999         -0-       -0-       3,600         -0-      200,000           -0-           -0-

                   1998     46,400        -0-       3,600         -0-(1)        -0-          -0-           -0-
================== ======= =========== ========== =========== ============ ============= ============= =============


     (1) Does not include 240,000 shares sold to Mr. Miller on February 7, 2000 at a price of $.4044 per share. See "Certain Transactions" for a description of this transaction.

     (2) Mr. Miller's employment contract required him to be paid a salary of $50,000 for 1999. On June 30, 1999, Mr. Miller modified his employment agreement to receive 200,000 Class A Warrants identical to those sold to the public in exchange for $42,000 in accrued salary. Accordingly, Mr. Miller did not receive any cash compensation in 1999 but did receive 200,000 Class A Warrants.

     (3) Represents the regrant of options at $.4044 per share following the cancellation of an equivalent number of options.

                               OPTION GRANTS TABLE

      The information provided in the table below provides information with respect to individual grants of stock options (or warrants) during fiscal 2000 to the Company's Chief Executive Officer.

                        Option Grants in Last Fiscal Year

============================================================================== ==========================================

                                                                                               Potential
                                                                                          Realizable Value at
                                                                                             Assumed Annual
                              Individual Grants                                    Rates of Stock Price Appreciation
                                                                                          for Option Term (2)
--------------------- ------------ --------------- ------------- ------------- ---------------- -------------------------

        (a)               (b)           (c)            (d)           (e)             (f)                  (g)
                                      % of
                                      Total
                                    Options/
                                   Granted to
                        Options      Employees       Exercise      Expira-
                        Granted      in Fiscal        Price          tion
        Name              (#)         Year (1)        ($/Sh)         Date           5% ($)              10% ($)

William L. Miller     200,000(3)         95%          ...4044       12/01/07         33,000                     77,000
===================== ============ =============== ============= ============= ================ =========================


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

     (3) Represents the re-grant of options at $.4044 per share following the cancellation of an equivalent number of options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/WARRANT VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 2000 by the Company's Chief Executive Officer and the fiscal year end value of the Company's unexercised options.

========================== ============== =============== ========================= =============================

           (a)                  (b)            (c)                  (d)                         (e)

                                    Number of
                              Securities Underlying
                                                                Unexercised                   Value of
                                                               Options/Warrants             Unexercised
                              Shares                            at FY-End (#)               In-the-Money
                            Acquired on                         Exercisable/              Options/Warrants
          Name             Exercise (#)       Value             Unexercisable               at Fy-End($)
                                             Realized                                       Exercisable/
                                              ($)(1)                                     Unexercisable (1)

William L. Miller               -0-            -0-            400,000/-0-                    -0-/-0-

========================== ============== =============== ========================= =============================

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

REPORT ON REPRICING OF OPTIONS

         On February 4, 2000, the Board of Directors as an incentive to its executive officers and directors cancelled all outstanding options held by them and regranted equivalent options at an exercise price of $.4044 per share, which was equal to the then fair market value of the Company's Common Stock. As a result of such action, we cancelled and regranted options to purchase 200,000 shares to William L. Miller, options to purchase 30,000 shares to each of John
W. Cobb and Peter Stokkebye VI and options to purchase 10,000 shares to Gary Corbett.

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

EMPLOYMENT AGREEMENTS

         Pursuant to an employment agreement dated as of December 1, 1997, the Company employed William Miller ("Miller") as its Chairman of the Board and Chief Executive Officer over a term commencing on December 1, 1997 and expiring on December 31, 2002. On February 7, 2000, the Company extended Mr. Miller's one additional year to December 31, 2003 and agreed to sell to Mr. Miller 240,000 shares of Havana's Common Stock at the then fair market value of $.4044 per share. The agreement provides for the following compensation: (i) a base annual salary of $50,000 for 1998 (and each year thereafter) subject to increase to at least $100,000 for the beginning of the following fiscal year and the remainder of the term should the Company's gross revenues exceed $5,000,000 for the prior year; (ii) a cash bonus pool for key management personnel administered by the Board of Directors or a Compensation Committee under which a cash bonus will be paid to Miller in an amount ranging from 0% to 50% of Miller's prior year's base salary; (iii) five-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, which warrants on May 14, 1998 automatically converted into 200,000 Class A Warrants identical to those sold to the public in connection with its initial public offering; (iv) in the event the Company engages in any interim financing in order to raise capital for any venture, subsidiary acquisition or similar transaction, Miller shall have the option to participate in, or match the terms of, any such interim financing such that the terms offered to Miller are the same or similar to those terms offered to such non-affiliated third party, and Miller is given the opportunity to participate up to an amount equal to the amount of financing provided by any third party (it being noted that Miller elected not to participate in the $200,000 bridge financing); and (v) ten-year options to purchase 200,000 shares of the Company's Common Stock. As March 30, 2001, options to purchase 200,000 shares are vested and are currently exercisable at $.4044. On February 4, 2000 Mr. Miller's options which were originally exercisable at $6.00, subject to adjustment, were cancelled and were re-granted on terms identical to those in his original options except the exercise price was lowered to $.4044 per common share representing the market value of the Company's common stock at February 4, 2000. Reference is made to footnote 2 to Summary Compensation Table under "Executive Summary" for a discussion of a modification to Mr. Miller's employment contract which resulted in the issuance of 200,000 Class A Warrants in exchange for his waiver of a total of $42,000 of monies due him.

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

DIRECTORS COMPENSATION

         The Company pays its directors who are not also employees of the Company $500 for each meeting attended and will reimburse such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Miller received options and other compensation pursuant to his employment contract as discussed under "Employment Contract." In December 1997, the Company granted options to purchase 30,000 shares to each of Messrs. Cobb and Stokkebye and subsequently cancelled such options and regranted them in February 2000. In February 2000, the Board of Directors granted Clark D. Swisher options to purchase 30,000 shares of the Company's Common Stock. In August 2000, Mr. Stokkebye resigned from the Board of Directors.

POTENTIAL CONFLICTS OF INTEREST

         Miller is a co-founder of the Company's parent, Duncan Hill. Miller is currently the President of Duncan Hill, as well as Chairman of the Board of Directors and Chief Executive Officer of Kids Stuff and the Company. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Kids Stuff, as he deems appropriate. Accordingly, Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business' chief executive officer, (ii) involving competition for business opportunities, and (iii) involving transactions between the Company and its affiliated companies. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and Duncan Hill, Kids Stuff or any other affiliated company must be approved by at least a majority of the Company's disinterested directors. Currently the Company has no disinterested director and Duncan Hill and Miller control the election of the directors including the disinterested directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of April 30, 2001, certain information with respect to the beneficial ownership of Common Stock and Series A and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.


                                                                                          Shares of Series A and B
                                                          Shares of                            Preferred Stock
                                                         Common Stock                        Beneficially Owned
                                                      Beneficially Owned
                                             -------------------------------------     --------------------------------
  NAME AND ADDRESS OF                           NUMBER           PERCENT (3)            NUMBER          PERCENT(4)
                                                ------           ------- ---            ------          ----------
  BENEFICIAL OWNER (1)

     Duncan Hill (2)                             866,000(4)                 29.8      6,100,000(4)                 100%

     William L. Miller (5)                     1,506,000(5)                 45.6      6,100,000(6)                 100%

     John W. Cobb (2)(6)                             30,000                  1.0               -0-                  -0-

     Clark D. Swisher  (2)(6)                        15,000                    *               -0-                  -0-

     Gary Corbett (7)                                75,000                  2.5               -0-                  -0-

     All five Officers and Directors
     and Duncan Hill as a Group                   1,626,000                 47.4      6,100,000(6)                 100%

  ---------------------------

       * Represents less than 1% of the outstanding shares of Common Stock.

       (1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. or investment power, have been deemed beneficially owned. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting.

       (2)     All addresses are c/o The Havana Group, Inc., 5701 Mayfair Rd,
               North Canton, OH   44720.

       (3) Calculated based upon 2,905,000 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants and Options.

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

       (5) Mr. Miller may be deemed to beneficially own all Duncan Hill's shares of capital stock based upon his and his wife's 68% controlling interest in Duncan Hill's shares of Common Stock. The table above reflects his controlling interest of 866,000 shares owned by Duncan and 240,000 shares of Havana's Common Stock, Class A Warrants to purchase 200,000 shares of Common Stock and options to purchase 200,000 shares of Common Stock, which are directly beneficially owned by him. Mr. Miller by virtue of his beneficial ownership of Common Stock and Preferred Stock has the right to vote control the vote of 7,606,000 shares of the Company's voting capital representing 84.9% of the outstanding voting capital stock of the Company.

       (6) Messrs. Cobb and Swisher beneficially own options to purchase 30,000 shares and 15,000 shares, respectively.

       (7) Mr. Corbett beneficially owns options to purchase 70,000 shares of Common Stock.

Item 12.       Certain Relationships and Related Transactions.

         (i) Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff, Inc. whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 based upon the following:
$34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company has calculated these fees based on actual 1997 costs, and it is Management's belief that these fees would represent actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there was none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company paid to Kids Stuff an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. The Company was also obliged to pay 5% of its 1999 pretax profits to Kids Stuff in connection with these services; however, the Company had no pre-tax profits for 1999. Since March 2000, Havana commenced performing these services itself, except that it pays $30,000 per year to Kids Stuff for accounting, marketing, corporate and litigation services.

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

         (iii) On December 8, 1997, the Company declared a stock dividend of 5,000,000 shares of its Series A Preferred Stock and five year warrants to purchase 138,000 shares of the Company's Common Stock to Duncan Hill, the Company's sole common stockholder prior to the Offering. Upon the completion of the IPO in May 1998, the aforesaid warrants which are exercisable at $6.00 per share automatically converted into Class A Warrants identical to those sold in the IPO.

         (iv) On December 8, 1997, the Company sold 1,100,000 shares of its Series B Preferred Stock to Duncan Hill in exchange for Duncan Hill's assumption of $300,000 of indebtedness owing to an affiliate. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30 and December 31 commencing with March 31, 1998. All issued and outstanding shares of Series B Preferred Stock are owned by Duncan Hill. No Preferred Stock dividends have been paid as of December 31, 2000.

         All the aforesaid transactions occurred at a time when the Company was a sole shareholder of Duncan Hill. All future transactions between the Company, Duncan Hill and Kids Stuff must be approved by a majority of the Company's disinterested directors.

          (v) See Footnotes 5 to Summary Compensation Table under "Executive Compensation" for a description of the issuance of 200,000 Class A Warrants to Mr. Miller on June 30, 1999.

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

       2.0   Certificate of Merger (Ohio)
       2.1   Certificate of Merger (Delaware)
       2.2   Agreement and Plan of Merger
       3.0   Certificate of Incorporation
       3.1 Designation of Rights of Series A and Series B Preferred Stock 3.2 By-Laws 3.3 Form of Certificate of Amendment Correcting Designation of
             Rights of Series A and Series B Preferred Stock 4.0 Specimen of Common Stock
       4.1   Specimen of Class A Warrant
       4.2   Form of Underwriter's Unit Purchase Option
       4.3   Form of Warrant Agreement
       5.0   Opinion of Lester Morse P.C.
      10.0 Employment Agreement with William L. Miller 10.1 Agreement with Kids Stuff, Inc. as of January 1, 1998 10.2 1997 Long-Term Incentive Plan 10.3 Duncan Hill lease for principal office 10.4 First Amendment to Exhibit
      10.3 lease 10.5 Employment Agreement dated as of December 8, 1998 with Gary Corbett.**
      -------------------------

**Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.

(b)      Reports on Form 8-K

              During the three months ended December 31, 2000, a Form 8-K was not filed or required to be filed.

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


Dated:     Canton, Ohio
           May 23, 2001


              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signatures                    Titles                                            Date

/s/ William L. Miller                  Chairman of the
William L. Miller                      Board, Chief Executive Officer,
                                       Principal Financial Officer,
                                       Treasurer and Secretary                      May 23, 2001

/s/ John Cobb
John Cobb                              Director                                     May 23, 2001

/s/ Clark D. Swisher
Clark D. Swisher                       Director                                     May 23, 2001