Form 10QSB
period 2001-03-31
HAVANA GROUP INC
filed 2001-06-06
CIK 1053648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

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

                                                           Yes [ X ] No [ ]

     As of April 23, 2001, there were 2,905,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

                 Transitional Small Business Disclosure Format.

                                                            Yes [ ] No [X]

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS



                                                                                                            Page


    Consolidated balance sheets - 3/31/01 (Unaudited) and 12/31/00                                         3 - 4
    Consolidated statements of operations - Three months ended 3/31/01 & 2000 (Unaudited)                      5
    Consolidated statements of cash flows - Three months ended 3/31/01 & 2000 (Unaudited)                      6
    Notes to consolidated financial statements                                                            7 - 10
    Item 2 - Management's Discussion and Analysis or Plan of Operation                                   11 - 13
    Part II - Other Information                                                                               14
    Signature Page                                                                                            14



                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                       March 31,              December 31,
                                                                       ----------------------------------------------------
             ASSETS                                                                      2001                     2000

 CURRENT ASSETS
    Cash                                                              $                  74,642                 $  193,898
    Accounts receivable, net of allowance
      for doubtful accounts                                                             717,795                    650,757
    Inventories                                                                       2,335,993                  2,410,961
    Prepaid expenses                                                                      4,782                     10,870
    Deferred catalog expenses                                                            73,240                     88,732
                                                                       ----------------------------------------------------
         Total current assets                                                         3,206,452                  3,355,218

 DEFERRED FEDERAL INCOME TAX                                                             29,070                     29,070

 PROPERTY AND EQUIPMENT
    Leasehold improvements                                                              132,214                    132,214
    Furniture and fixtures                                                               64,642                     60,816
    Data processing equipment                                                            62,174                     62,174
    Website development                                                                 111,324                    111,324
    Machinery and equipment                                                              68,911                     68,911
                                                                       ----------------------------------------------------
                                                                                        439,265                    435,439
    Less accumulated depreciation                                                       140,308                    120,040
                                                                       ----------------------------------------------------
                                                                                        298,957                    315,399

 OTHER ASSETS, net of accumulated amortization

    Goodwill                                                                            103,229                    104,564
    Customer lists                                                                      338,685                    348,361
      Trademarks                                                                         88,578                     88,578
    Catalog and product development                                                      23,789                     23,762
    Deposits and other                                                                  220,413                    213,496
                                                                       ----------------------------------------------------
                                                                                       774,694                     778,761
                                                                       ----------------------------------------------------
                                                                       $              4,309,173              $   4,478,448
                                                                       ====================================================


   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                             (Unaudited)
                                                                                               March 31,          December 31,
                                                                                                 2001                 2000
                                                                                      ----------------------------------------
 CURRENT LIABILITIES
    Current portion of long-term debt                                                           $168,675             $168,675
    Line of credit                                                                               938,560              896,212
    Accounts payable                                                                             711,313              551,724
    Accrued expenses                                                                             231,887              282,344
    Due to affiliate                                                                                 363              117,146
    Deferred revenue and customer advances                                                        65,205               66,440
                                                                                      ----------------------------------------
      Total current liabilities                                                                2,116,003            2,082,541

 LONG-TERM DEBT, net of current portion                                                          728,382              767,540

 COMMITMENTS AND CONTIGENCIES                                                                          -                    -

 STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value, 10,000,000 shares authorized:
      Series A - 5,000,000 shares issued and outstanding                                           5,000                5,000
      Series B - 1,100,000 shares issued and outstanding
            (aggregate liquidation preference, including
            dividends in arrears, totaling $358,600 as of 3/31/01)                                 1,100                1,100
    Common stock - $.001 par value, 25,000,000 shares
          authorized, and 2,855,000 shares issued and outstanding                                  2,855                2,855
    Additional paid-in capital (including warrants)                                            7,053,132            7,053,132
    Retained earnings (deficit)                                                               (5,597,299)          (5,433,720)
                                                                                      ----------------------------------------
      Total stockholders' equity                                                               1,464,788            1,628,367
                                                                                      ----------------------------------------
                                                                                              $4,309,173           $4,478,448
                                                                                      ========================================


   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Three Months ended March 31,
                                                                                      2001                  2000
                                                                               -------------------------------------------

NET SALES                                                                               $2,630,744              $449,450

COST OF SALES                                                                            2,030,989               241,332
                                                                               -------------------------------------------

GROSS PROFIT                                                                               599,755               208,118

SELLING EXPENSES                                                                           250,709               119,411

GENERAL AND ADMINISTRATIVE EXPENSES                                                        464,449               145,464
                                                                               -------------------------------------------

LOSS FROM OPERATIONS                                                                      (115,403)              (56,757)

INTEREST INCOME                                                                                --                 12,648

INTEREST EXPENSE                                                                           (48,176)                 --
                                                                               -------------------------------------------

NET LOSS                                                                        $         (163,579)      $       (44,109)
                                                                               ===========================================


BASIC AND DILUTED LOSS PER SHARE
    AFTER CONSIDERING PREFERRED STOCK
    CUMULATIVE DIVIDENDS                                                        $             (.07)      $          (.03)

   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three Months ended March 31,
                                                                                          2001                   2000
                                                                                 ------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $             (163,579)              $  (44,109)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                                                       31,279                   20,246
             (Increase) in accounts receivable                                                 (67,038)                 (53,675)
             Decrease in inventories                                                             74,968                   25,608
             Decrease (increase) in deferred catalog expenses                                    15,492                 (17,516)
             Decrease in prepaid expenses                                                         6,088                    8,748
             (Increase) in deposits and other                                                   (6,917)                  (1,563)
             Increase (decrease) in accounts payable,
                 Customer advances and accrued expenses                                         107,897                (188,304)
                                                                                 ------------------------------------------------
 Net cash used by operating activities                                                          (1,810)                (250,565)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                         (3,826)                 (48,026)
    Investment in catalog and product development                                                  (27)                  (3,485)
                                                                                 ------------------------------------------------
 Net cash used by investing activities                                                          (3,853)                 (51,511)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Change in due to/from affiliates - net                                                   (116,783)                (146,301)
     Sale of common stock                                                                            --                  342,056
     Borrowings on line of credit - net                                                          42,348                       --
     Payments on long-term debt                                                                (39,158)                       --
                                                                                 ------------------------------------------------
 Net cash used by financing activities                                                        (113,593)                  195,755

 NET DECREASE IN CASH                                                                         (119,256)                (106,321)

 CASH - BEGINNING                                                                               193,898                1,058,390
                                                                                 ------------------------------------------------

 CASH - ENDING                                                                  $                74,642               $  952,069
                                                                                 ================================================


   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1.  Business Description and Summary of Significant Accounting Policies

A.       Business Description and Principles of Consolidation

       The Havana Group, Inc. (Havana) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its two wholly-owned subsidiaries, Phillips & King International, Inc. (P&K) and Monarch Pipe Company (collectively, "the Company"). P&K sells and distributes tobacco and related products to wholesalers and retailers in the United States. Monarch Pipe Company (Monarch) manufactures smoking pipes and sells them exclusively to Havana. All significant intercompany accounts and transactions have been eliminated in consolidation. Havana grants credit to its tobacco club members. P&K grants credit to its customers.

Note 2.  Basis of Presentation

A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month periods ended March 31, 2001, and March 31, 2000 and cash flows for the three month periods ended March 31, 2001 and March 31, 2000. The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year.

        It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's report on Form 10-KSB filed with the Securities and Exchange Commission on May 23, 2001.

        Per Share Amounts - The number of shares outstanding in computing basic and Diluted earnings per share for the three-month periods ended March 31, 2001 and 2000 was 2,855,000 and 2,345,000 respectively.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

B.       Going Concern

         The financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company incurred a net loss of $1,139,013 during the year ended December 31, 2000, and a net loss of $163,579 during the three months ended March 31, 2001, and is in default on its loan agreements, which raises substantial doubt about its ability to continue as a going concern.

Note 3.  Line of Credit

         P&K has a demand line of credit agreement with a bank for a credit line of up to $2,000,000. The line incurs interest at prime plus 2.5%. Advances on the line can be up to 85% of P&K's eligible accounts receivable plus the lesser of 50% of approved inventory (as defined) or $1,000,000, less the Tax Reserve (as defined). The line is secured by substantially all assets of P&K. The line of credit is guaranteed by Havana. At March 31, 2001, borrowings on the line totaled $938,560. The remaining funds available on the line of credit at March 31, 2001 were approximately $1,800.

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

Note 4.    Acquisition of Phillips & King International, Inc.

         In August 2000, The Havana Group acquired 100% of the common stock of Phillips & King International, Inc., a distributor of tobacco and related products to wholesalers and retailers in the United States. The value of assets acquired (excluding goodwill) was $2,927,799 and liabilities assumed was $1,918,723, for a net value of $1,009,076. The excess of the aggregate purchase price over the fair market value of net assets acquired of $106,789 was recorded as goodwill. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

         Phillips & King International, Inc. was incorporated under the laws of the State of California on June 21, 1982. The Company sells and distributes tobacco and related products to wholesalers and retailers in the United States. In February 1999, P&K filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In March 2000, P&K filed a Plan of Reorganization with the Bankruptcy Court. The Plan was confirmed on July 5, 2000.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

     Expenditures totaling $143,000 were paid subsequent to the acquisition for items relating to and on behalf of the former owners of P&K. Management considers these amounts as recoverable, and the amount is included in deposits and other on the accompanying balance sheet as of March 31, 2001 and December 31, 2000.

Note 5.           Stockholders' Equity

A.       Common Stock

         The Havana Group, Inc. has 25,000,000 shares of $.001 par value common stock authorized. The holders of Common shares are entitled to one vote on all stockholder matters.

         The Company is not currently subject to any contractual arrangements that restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

         In February 2000, the Company's CEO purchased 240,000 unregistered shares of the Company's common stock at a price of $.4044 per share for total proceeds of $97,055. In March 2000, the Company sold 245,000 unregistered common shares to seven investors for $245,000.
In April 2001, the Company issued 50,000 common shares for services provided.

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

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

C.       Series B Preferred Stock

         The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.325 per share or $357,500 in the aggregate at March 31, 2001.

         The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of

         Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

              D.      Class A Warrants

         As of March 31, 2001, the Company has 2,658,000 Class A warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the Company's initial public offering; 1,400,000 warrants issued in conjunction with the conversion of a note payable; 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with the reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

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

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

Item 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     Net sales for the quarter ended March 31, 2001 were $2,630,744, an increase of $2,181,294 or 485.3% over the $449,450 recorded during the same quarter last year. The increase is due the acquisition of Phillips & King International, which took place on August 4, 2000. Sales from P&K of $2.26 million accounted for all of the increase.

     Cost of sales increased to 77.2% of net sales during the first quarter of 2001 from 53.7% incurred during the same period in 2000. The change reflects the impact of the P&K acquisition whose gross margins are substantially less than those experienced at Havana. P&K is in the wholesale distribution business where margins are less than those experienced in the retail business of Havana.

     Selling expenses were 9.5% of sales for the first quarter of 2001 compared with 26.6% of sales in the first quarter of 2000. The decrease in selling expense percentage in 2001 resulted from the purchase of P&K, whose wholesale operations have less selling expenses than those of Havana's retail business.

     For the first quarter of 2001, general and administrative expenses were $464,449 or 17.7% of sales, compared to $145,464 or 32.4% of sales during the same quarter in 2000. The increase of $318,985 was due to the general and administrative cost of Phillips & King incurred as a result of the acquisition of that company on August 4, 2000.

     The net loss for the first quarter of 2001 was $163,579, or 6.2% of sales, compared to a net loss of $44,109, or 9.8% of total sales in 2000. The increased loss was due to lower sales levels than anticipated at P&K and from increased interest expense compared with the same quarter in the year 2000.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, our accumulated deficit increased by $163,579 from December 31, 2000 due to the net loss. However, net cash used by operating activities was $1,810, with decreases in Inventory of $74,968 and increases in accounts payable and accrued expenses of $107,897 offsetting the net loss for the period. Cash was used by investing activities in the amount of $3,853, primarily for purchases of property and equipment. The Company's financing activities used cash due to a decrease in amounts due to affiliates of $116,783. Additionally, cash was provided from borrowings on the P&K line of credit in the amount of $42,348, which was used to pay down the term loan at P&K in the amount of $39,158.

     At March 31, 2000, our accumulated deficit increased by $44,109 from December 31, 2000 primarily because of the net loss. In addition to the net loss, cash was used by operating activities primarily for paying off of accounts payable of $184,800. Other operating activity cash uses included an increase in accounts receivable of $53,675 and an increase in deferred catalog expense, deposits and other of $19,079. Additionally, customer advances and accrued expense decreased $3,503. Cash uses were somewhat offset by non-cash by non-cash charges including depreciation and amortization of $20,246. Cash from operations was also provided by a decrease in inventory of $25,608 and a decrease in prepaid expenses of $8,748. Cash was used by investing activities in the amount of $51,511, primarily as a result of purchases of property and equipment of $48,026 and investing in catalog and product development of $3,485. The Company's financing activities consisted of a decrease in amounts due to affiliates of $146,301, which eliminated this net liability. Additionally, cash was provided from the sale of common stock of $342,056.

     Havana has no overall credit facility at the current time, but finances the majority of its business through the P&K credit facility obtained in October 2000. The facility is provided by the Wells Fargo Bank, and consists of a $2,000,000 line of credit based upon levels of Inventory and Receivables. At March 31, 2001, the total amount outstanding was $938,560. The remaining funds available on the line of credit at March 31, 2001 were approximately $1,800. At March 31, 2001, P&K was in violation of certain covenants defined in the credit agreement.

     The Company expects to meet its cash needs over the next 12 -15 months from existing working capital and cash provided by operations. In the event that cash provided by operations is less than anticipated, the Company will need to obtain additional financing. No assurances can be given that such financing would be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

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

                           PART II. OTHER INFORMATION


     Item 3. Defaults upon senior securities

     There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.325 per share or $357,500 in the aggregate at March 31, 2001. See Note 5C.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed as part of this report:

     None

     (b) No Form 8-K was filed or required to be filed during the first quarter of 2001.



                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     The Havana Group, Inc.

              DATE:     June 6, 2001

                                                 -------------------------------
                                                 William Miller, CEO & CFO