Form 10QSB
period 2001-06-30
HAVANA GROUP INC
filed 2001-08-20
CIK 1053648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

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
(STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYEROR ORGANIZATION
OR INCORPORATION)                         IDENTIFICATION NO.)

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

     Yes [ X ] No [ ]

     As of August 15, 2001, there were 2,905,000 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [X]

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS





                                                                                                            Page



    Consolidated balance sheets - 6/30/01 (Unaudited) and 12/31/00                                          3 - 4
    Consolidated statements of operations - Three and six months ended 6/30/01 &
    2000 (Unaudited)                                                                                          5
    Consolidated statements of cash flows - Six months ended 6/30/01 & 2000
    (Unaudited) 6 Notes to consolidated financial statements                                                7 - 10
    Item 2 - Management's Discussion and Analysis or Plan of Operation                                     11 - 13

    Part II - Other Information                                                                               14
    Signature Page                                                                                            14



                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                     (Unaudited)
                                                                                       June 30,              December 31,
                                                                       ----------------------------------------------------
             ASSETS                                                                      2001                     2000

 CURRENT ASSETS

    Cash                                                              $                  59,688                 $  193,898
    Accounts receivable, net of allowance
      for doubtful accounts                                                             687,214                    650,757
    Inventories                                                                       1,884,974                  2,410,961
    Prepaid expenses                                                                      3,489                     10,870
    Deferred catalog expenses                                                            34,477                     88,732
                                                                       ----------------------------------------------------
         Total current assets                                                         2,669,842                  3,355,218

 DEFERRED FEDERAL INCOME TAX                                                             29,070                     29,070

 PROPERTY AND EQUIPMENT
    Leasehold improvements                                                              132,214                    132,214
    Furniture and fixtures                                                               64,642                     60,816
    Data processing equipment                                                            62,533                     62,174
    Website development                                                                 111,324                    111,324
    Machinery and equipment                                                              72,954                     68,911
                                                                       ----------------------------------------------------
                                                                                        443,667                    435,439
    Less accumulated depreciation                                                       160,590                    120,040
                                                                       ----------------------------------------------------
                                                                                        283,077                    315,399

 OTHER ASSETS, net of accumulated amortization

    Goodwill                                                                            101,894                    104,564
    Customer lists                                                                      329,008                    348,361
      Trademarks                                                                         88,578                     88,578
    Catalog and product development                                                      21,544                     23,762
    Deposits and other assets                                                           224,491                    213,496
                                                                       ----------------------------------------------------
                                                                                        765,515                    778,761
                                                                       ----------------------------------------------------
                                                                       $              3,747,504              $   4,478,448
                                                                       ====================================================



   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                             (Unaudited)
                                                                                               June 30,          December 31,
                                                                                                 2001                 2000
                                                                                      ----------------------------------------
 CURRENT LIABILITIES

    Current portion of long-term debt                                                           $168,000             $168,675
    Line of credit                                                                               679,562              896,212
    Accounts payable                                                                             578,353              551,724
    Accrued expenses                                                                             341,497              282,344
    Due to affiliate                                                                              67,408              117,146
    Deferred revenue and customer advances                                                        69,595               66,440
                                                                                      ----------------------------------------
      Total current liabilities                                                                1,904,415            2,082,541

 LONG-TERM DEBT, net of current portion                                                          689,062              767,540

 COMMITMENTS AND CONTIGENCIES                                                                          -                    -

 STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value, 10,000,000 shares authorized:
      Series A - 5,000,000 shares issued and outstanding                                           5,000                5,000
      Series B - 1,100,000 shares issued and outstanding
            (aggregate liquidation preference, including
            dividends in arrears, totaling $386,100 as of 6/30/01)                                 1,100                1,100
    Common stock - $.001 par value, 25,000,000 shares
          authorized, and 2,905,000 and 2,855,000 shares issued and outstanding                    2,905                2,855
           at June 30, 2001 and December 31, 2000, respectively
    Additional paid-in capital (including warrants)                                            7,068,582            7,053,132
    Retained earnings (deficit)                                                               (5,923,560)          (5,433,720)
                                                                                      ----------------------------------------
      Total stockholders' equity                                                               1,154,027            1,628,367
                                                                                      ----------------------------------------
                                                                                              $3,747,504           $4,478,448
                                                                                      ========================================



   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    (UNAUDITED)                                (UNAUDITED)
                                              Three Months Ended June 30,                 Six Months Ended June 30,
                                           -----------------------------------          --------------------------------
                                                2001               2000                        2001               2000
                                                ----               ----                        ----               ----


NET SALES                                     $2,401,857            $474,790               $5,032,601              $924,239

COST OF SALES                                  1,907,301             272,810                3,938,290               493,345
                                            ---------------    ----------------      -------------------        -------------

GROSS PROFIT                                     494,556             201,980                1,094,311               430,894

SELLING EXPENSES                                 255,851             118,703                  506,560               258,317

GENERAL AND ADMINISTRATIVE EXPENSES              517,852             164,503                  982,301               311,299
                                            ---------------    ----------------      --------------------       --------------

LOSS FROM OPERATIONS                            (279,147)            (81,226)               (394,550)             (138,722)

INTEREST INCOME                                     --                 15,118                     --                 28,505

INTEREST EXPENSE                                 (47,114)                --                   (95,290)                 --
                                            ---------------    ----------------       -------------------        -------------

NET LOSS                                       $(326,261)            $(66,108)               (489,840)      $       (110,217)
                                            ===============    ================       ===================        =============


BASIC AND DILUTED LOSS PER SHARE
    AFTER CONSIDERING PREFERRED STOCK
    CUMULATIVE DIVIDENDS                          $(0.12)             $(0.03)                    $(0.19)      $          (0.05)


   The accompanying notes are an integral part of these financial statements.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Six Months ended June 30,
                                                                                          2001                   2000
                                                                                 ------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                                 $             (489,840)              $ (110,217)
     Adjustments to reconcile net (loss) to net cash
         provided (used) by operating activities:
             Depreciation and amortization                                                      64,818                   40,710
             Common stock issued for services                                                   15,500
             (Increase) in accounts receivable                                                 (36,457)                    (894)
             Decrease (increase)in inventories                                                 525,987                  (68,578)
             Decrease (increase) in deferred catalog expenses                                   54,255                  (40,269)
             Decrease (increase) in prepaid expenses                                             7,381                  (38,137)
             (Increase) in deposits and other                                                  (10,995)                    (977)
             Increase (decrease) in accounts payable,
                 Customer advances and accrued expenses                                         88,937                  (12,187)
                                                                                 ------------------------------------------------
 Net cash provided (used) by operating activities                                              219,586                 (230,549)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                         (8,228)                 (49,063)
    Investment in catalog and product development                                                  (27)                    --
                                                                                 ------------------------------------------------
 Net cash (used) by investing activities                                                        (8,255)                 (49,063)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Change in due to/from affiliates - net                                                    (49,738)                (146,401)
     Sale of common stock                                                                         --                    342,056
     Payments on line of credit - net                                                         (216,650)                    --
     Payments on long-term debt                                                                (79,153)                    --
                                                                                 ------------------------------------------------
 Net cash (used) provided by financing activities                                             (345,541)                 195,655

 NET (DECREASE) IN CASH                                                                       (134,210)                 (83,957)

 CASH - BEGINNING                                                                              193,898                1,058,390
                                                                                 ------------------------------------------------

 CASH - ENDING                                                                  $               59,688               $  974,433
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

Note 2.  Basis of Presentation

A. The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001, and June 30, 2000 and cash flows for the six month periods ended June 30, 2001 and June 30, 2000. The results of operations for the interim periods is not necessarily indicative of the results to be expected for the full year.

        It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in the Company's report on Form 10-KSB filed with the Securities and Exchange Commission on May 23, 2001.

        Per Share Amounts - The number of weighted average shares outstanding in computing basic and Diluted earnings per share for the six-month periods ended June 30, 2001 and 2000 was 2,880,000 and 2,345,000 respectively. For the quarters ended June 30, 2001 and 2000, the number of weighted average shares outstanding in computing basic and diluted earnings per share was 2,905,000 and 2,345,000, respectively.

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

B.       Going Concern

         The financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company incurred a net loss of $1,139,013 during the year ended December 31, 2000, and a net loss of $489,840 during the six months ended June 30, 2001, and is in default on its loan agreements, which raises substantial doubt about its ability to continue as a going concern.

Note 3.  Line of Credit

         P&K has a demand line of credit agreement with a bank for a credit line of up to $2,000,000. The line incurs interest at prime plus 2.5%. Advances on the line can be up to 85% of P&K's eligible accounts receivable plus the lesser of 50% of approved inventory (as defined) or $1,000,000, less the Tax Reserve (as defined). The line is secured by substantially all assets of P&K. The line of credit is guaranteed by Havana. At June 30, 2001, borrowings on the line totaled $679,562. The remaining funds available on the line of credit at June 30, 2001 were approximately $15,000.

         The line of credit agreement requires P&K to comply with certain covenants including net worth, capital expenditures, and monthly net income. At December 31, 2000 and June 30, 2001, P&K was not in compliance with certain of these covenants, and therefore was in default. The bank has not waived this noncompliance. As described in the agreement, the bank is entitled to increase the interest rate to prime plus 5.5% when default has occurred.

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

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

     Expenditures totaling $143,000 were paid subsequent to the acquisition for items relating to and on behalf of the former owners of P&K. Management considers these amounts as recoverable, and the amount is included in deposits and other assets on the accompanying balance sheet as of June 30, 2001 and December 31, 2000.

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

                     THE HAVANA GROUP, INC. AND SUBSIDIARIES

C.       Series B Preferred Stock

         The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.35 per share or $385,000 in the aggregate at June 30, 2001.

         The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of

         Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

D.       Class A Warrants

         As of June 30, 2001, the Company has 2,658,000 Class A warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the Company's initial public offering; 1,400,000 warrants issued in conjunction with the conversion of a note payable; 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with the reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.

     Net sales for the quarter ended June 30, 2001 were $2,401,857, an increase of $1,927,067 or 405.9% over the $474,790 recorded during the same quarter last year. The increase was due to the acquisition of Phillips & King International, which took place on August 4, 2000. Sales from P&K of $2,089,572 accounted for all of the increase.

     Cost of sales increased to 79.4% of net sales during the second quarter of 2001 from 57.5% incurred during the same period in 2000. The change reflects the impact of the P&K acquisition whose gross margins are substantially less than those experienced at Havana. P&K is in the wholesale distribution business where margins are less than those experienced in the retail business of Havana.

     Selling expenses were 10.7% of sales for the second quarter of 2001 compared with 25.0% of sales in the second quarter of 2000. The decrease in selling expense percentage in 2001 resulted from the purchase of P&K, whose wholesale operations have less selling expenses than those of Havana's retail business.

     For the second quarter of 2001, general and administrative expenses were $517,852 or 21.6% of sales, compared to $164,503 or 34.6% of sales during the same quarter in 2000. The increase of $353,349 was mostly due to the general and administrative cost that Phillips & King incurred as a result of the acquisition of that company on August 4, 2000.

     The net loss for the second quarter of 2001 was $326,261 or 13.6% of sales, compared to a net loss of $66,108, or 13.9% of total sales in 2000. The increased loss was due to lower sales levels than anticipated at P&K and from increased interest expense compared with the same quarter in the year 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

Net sales for the six months ended June 30, 2001 were $5,032,601, an increase of $4,108,362 or 444.5% over the $924,239 recorded during the same period last year. The increase is due the acquisition of Phillips & King International, which took place on August 4, 2000. Sales from P&K of $4,346,063 accounted for all of the increase.

     Cost of sales increased to 78.2% of net sales during the first six months of 2001 from 53.4% incurred during the same period in 2000. The change reflects the impact of the P&K acquisition whose gross margins are substantially less than those experienced at Havana. P&K is in the wholesale distribution business where margins are less than those experienced in the retail business of Havana.

     Selling expenses were 10.1% of sales for the first six months of 2001 compared with 27.9% of sales in the same period of 2000. The decrease in selling expense percentage in 2001 resulted from the purchase of P&K, whose wholesale operations have less selling expenses than those of Havana's retail business.

     For the first six months of 2001, general and administrative expenses were $982,301 or 19.5% of sales, compared to $311,299 or 33.7% of sales during the same period in 2000. The increase of $671,002 was mostly due to the general and administrative cost that Phillips & King incurred as a result of the acquisition of that company on August 4, 2000.

     The net loss for the first six months of 2001 was $489,840 or 9.7% of sales, compared to a net loss of $110,217, or 11.9% of total sales in 2000. The increased loss was due to lower sales levels than anticipated at P&K and from increased interest expense compared with the same quarter in the year 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, our accumulated deficit increased by $489,840 from December 31, 2000 due to the net loss. Net cash provided by operating activities was $219,586, with decreases in Inventory of $525,987 and increases in accounts payable and accrued expenses of $88,937 offsetting the net loss for the period. Cash was used by investing activities in the amount of $8,255, primarily for purchases of property and equipment. The Company's financing activities used cash due to a decrease in amounts due to affiliates of $49,738,net payments on the line of credit of $216,650, and payments on long-term debt of $79,153.

    At June 30, 2000, our accumulated deficit increased by $110,217 from December 31, 1999 due to the net loss. In addition to the net loss, cash was used by operating activities for paying off of accounts payable, customer advances, and accrued expenses of $12,187. Other operating activity cash uses included an increase in accounts receivable of $894 and an increase in deferred catalog expense, deposits and other of $41,246. Cash uses were somewhat offset by non-cash charges including depreciation and amortization of $40,710. Cash from operations was also used by an increase in inventory of $68,578 and an increase in prepaid expenses of $38,137. Cash was used by investing activities in the amount of $49,063, as a result of purchases of property and equipment. The Company's financing activities consisted of a decrease in amounts due to affiliates of $146,401. Additionally, cash was provided from the sale of common stock of $342,056.

     Havana has no overall credit facility at the current time, but finances its operations from working capital. P&K finances its operations from a credit facility provided by the Wells Fargo Bank. This consists of a $2,000,000 line of credit with borrowing limitations based upon levels of Inventory and Receivables. At June 30, 2001, the total amount outstanding was $689,062. The remaining funds available on the line of credit at June 30, 2001 were approximately $15,000. At June 30, 2001, P&K was in violation of certain covenants defined in the credit agreement as more fully described in Note 3.

     Although Note 2B describes a substantial doubt about our ability to continue as a going concern, Management believes that the Company will meet its cash needs over the next 12 -15 months from existing working capital and cash provided by operations. In the event that cash provided by operations is less than anticipated, the Company will need to obtain additional financing. No assurances can be given that such financing would be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

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

                           PART II. OTHER INFORMATION


     Item 3. Defaults upon senior securities

     There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.35 per share or $385,000 in the aggregate at June 30, 2001. See Note 5C.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits filed as part of this report.

     All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

       2.0   Certificate of Merger (Ohio)
       2.1   Certificate of Merger (Delaware)
       2.2   Agreement and Plan of Merger
       3.0   Certificate of Incorporation
       3.1   Designation of Rights of Series A and Series B Preferred Stock
       3.2   By-Laws
       3.3 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock
      10.0   Employment Agreement with William L. Miller
      10.1   Agreement with Kids Stuff, Inc. as of January 1, 1998
      10.2   1997 Long-Term Incentive Plan
      10.3   Duncan Hill lease for principal office
      10.4   First Amendment to Exhibit 10.3 lease
      10.5   Kids Stuff credit facility with United National Bank
      10.6   Registrant's guarantee of Exhibit 10.5 (included in Exhibit 10.5)
      10.7   Employment Agreement dated as of December 8, 1998 with Gary
             Corbett.**

      -------------------------
**Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.

(b)      Reports on Form 8-K.

         No Form 8-K was filed or required to be filed in the quarter ended June 30, 2001.

                                   Signature

     In accordance with the requirements of the Exchange Act, the registrant Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     The Havana Group, Inc.

DATE: August 15, 2001
                                                   /s/ William Miller
                                                       William Miller, CEO & CFO