Form 10QSB
period 2001-09-30
HAVANA GROUP INC
filed 2001-11-21
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-24269


                             THE HAVANA GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            34-1454529
             --------                                            ----------
(State or jurisdiction of incorporation                       (I.R.S. Employer
         or organization)                                    Identification No.)


                   5701 Mayfair Road, North Canton Ohio 44720
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (330)-492-8090
                                --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of September 30, 2001, the Registrant had 2,905,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                               HAVANA GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                      Consolidated Balance Sheet:
                      September 30, 2001 and December 31, 2000

                      Consolidated Statements of Losses:

                      Three Months Ended September 30, 2001 and 2000 Nine Months Ended September 30, 2001 and 2000

                      Consolidated Statements of Cash Flows:
                      Nine Months Ended September 30, 2001 and 2000

                      Notes to Consolidated Financial Statements:
                      September 30, 2001

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                HAVANA GROUP, INC
                           CONSOLIDATED BALANCE SHEET

                                                    September 30,  December 31,
                                                        2001           2000
                                                    -------------  -------------
                                                     (UNAUDITED)
                            ASSETS

Current assets:
     Cash and equivalents                           $     89,064   $    193,898
      Accounts Receivable                                832,757        650,757
      Inventories                                      1,574,230      2,410,961
      Prepaid Expenses                                    93,658         10,870
     Deferred Expenses-Catalog                             2,453         88,732
                                                    -------------  -------------
Total Current Assets                                   2,592,162      3,355,218

Deferred Income Tax                                       29,070         29,070
Property & Equipment - at cost
    Furniture, Equipment, & Leasehold Improvements       443,566        435,439
    Less: Accumulative. Depreciation                     180,305        120,040
                                                    -------------  -------------
                                                         263,261        315,399
Other Assets:
Goodwill                                                 167,481        104,564
Customer Lists                                           319,332        348,361
Trademarks                                                12,842         88,578
Product Development                                       19,299         23,762
Deposits                                                 111,591        213,496
                                                    -------------  -------------
                                                         630,545        778,761

Total Assets                                        $  3,515,039   $  4,478,448
                                                    =============  =============



      See Accompanying Notes to Unaudited Consolidated Financial Statements


                                HAVANA GROUP, INC
                           CONSOLIDATED BALANCE SHEET


                                                              September 30,  December 31,
                                                                 2001            2000
                                                              ------------   ------------
                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Potion of long term debt                              $   839,125    $   168,675
Line of Credit                                                    644,193        896,212
Accounts Payable and Accrued Liabilities                        1,191,465        834,068
Due Affiliates                                                     44,229        117,146
Deferred Revenue                                                   68,075         66,440
                                                              ------------   ------------
                                                                2,787,087      2,082,541

Long Term Debt                                                          -        767,540

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000
  shares authorized: Series A - 5,000,000 shares issued and
  outstanding                                                       5,000          5,000

Series B - 1,100,000 issued and outstanding  (aggregate
  liquidation preference, including dividends in arrears,
  totaling $414,200)                                                1,100          1,100

Common stock, par value $.001 per share; 25,000,000
  shares authorized, and 2,905,000 and 2,855,000 shares
  issued at September 30, 2001 and December 31, 2000,
  respectively                                                      2,904          2,855
     Additional paid-in-capital                                 7,068,582      7,053,132
     Retained earnings                                         (6,349,634)    (5,433,720)
                                                              ------------   ------------
                                                                  727,952      1,628,367
                                                              ------------   ------------
                                                              $ 3,515,039    $ 4,478,448
                                                              ============   ============


      See Accompanying Notes to Unaudited Consolidated Financial Statements


                                       5


                                HAVANA GROUP, INC
                        CONSOLIDATED STATEMENT OF LOSSES
                                    UNAUDITED

                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                            2001           2000                 2001          2000
                                        ------------   ------------         ------------   ------------
Net Sales                               $ 2,233,790    $ 2,550,083          $ 7,266,391    $ 3,474,323

Cost of Sales                             1,669,591      1,925,733            5,607,881      2,419,078
                                        ------------   ------------         ------------   ------------

Gross Profit                                564,199        624,350            1,658,510      1,055,245

Operating expenses:
     Selling expense                        419,109        162,219              925,669        390,525
     General and administrative expense     473,618        402,078            1,391,101        655,247
     Interest                                63,846         29,595              159,136         24,205
     Depreciation                            33,700         20,246               98,518         85,273
                                        ------------   ------------         ------------   ------------

Operating expense                           990,273        614,138            2,574,424      1,155,250

Net (loss) income before taxes             (426,074)        10,212             (915,914)      (100,005)

Provision for income taxes                        -              -                    -              -
                                        ------------   ------------         ------------   ------------

Net (loss) income                       $  (426,074)   $    10,212          $  (915,914)   $  (100,005)
                                        ============   ============         ============   ============

(Loss) Earnings per common share
(basic and assuming dilution)           $     (0.15)   $      0.00          $     (0.32)   $     (0.04)
                                        ============   ============         ============   ============

Weighted average shares
outstanding

     Basic                                2,905,000      2,645,000            2,918,000      2,363,889
     Diluted



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                                       6

                                HAVANA GROUP, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                         Nine Months Ended September 30,
                                                             2001           2000
                                                         ------------   ------------
Cash flows from operating activities:
     Net income (loss) from operating activities         $  (915,914)   $  (100,005)
     Depreciation                                             60,265         85,273
     Adjustments to reconcile net income to net cash:
         Common stock issued in exchange for services
           Change in:
               Receivables                                  (182,000)      (246,950)
               Inventory                                     836,731       (464,002)
               Prepaid expenses and other assets             (82,788)        78,715
               Other assets                                  148,216        (28,376)
               Accounts payable and accrued expenses         357,397         43,004
               Due to affiliates                             (72,917)             -
               Unearned Revenue                                1,635              -
               Deferred catalog expense                       86,279        (24,595)
                                                         ------------   ------------

    Net cash from operating activities                       236,904       (656,936)

Cash flows used in investing activities:
     Purchase of property, plant and equipment                (8,127)       (59,750)
                                                         ------------   ------------
     Net cash used in investing activities                    (8,127)       (59,750)

Cash flows (used in)/provided by financing activities:
     Proceeds from sale of stock                              15,500        342,056

Repayment of Line of credit                                 (252,019)             -

Repayment of long Term Debt                                  (97,093)      (292,354)
Change in due to Affiliates                                        -       (146,401)
                                                         ------------   ------------

     Net cash used in financing activities                  (333,612)       (96,699)
                                                         ------------   ------------

Net increase in cash and cash equivalents                   (104,835)      (813,385)

Cash and cash equivalents at January 1                       193,898      1,058,390
                                                         ------------   ------------

Cash and cash equivalents at September 30                $    89,063    $   245,005
                                                         ============   ============





      See Accompanying Notes to Unaudited Consolidated Financial Statements

                                HAVANA GROUP, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED



                                                           Nine Months Ended
                                                              September 30,
                                                            2001         2000
                                                          ---------    ---------
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                      $     -      $     -

Cash paid during period for taxes                               -            -

Common Stock issued for services                                -            -

Stock Issued in acquisition of Phillips & King                  -        168,750

International, Inc. - 450,000 shares                            -            -

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

The Havana Group, Inc. (Havana) is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc., and its two wholly owned subsidiaries, Phillips & King International, Inc. (P&K) and Monarch Pipe Company (collectively, "the Company"). P&K sells and distributes tobacco and related products to wholesalers and retailers in the United States. Monarch Pipe Company (Monarch) manufactures smoking pipes and sells them exclusively to Havana. All significant intercompany accounts and transactions have been eliminated in consolidation. Havana grants credit to its tobacco club members. P&K grants credit to its customers.

Recent Accounting Pronouncements
--------------------------------

In October 2001, the Financial Accounting Standards Board issued FAS
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements

Going Concern
-------------

The financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company incurred a net loss of $1,139,013 during the year ended December 31, 2000, and a net loss of $915,914 during the nine months ended September 30, 2001 and is in default on its loan agreements, which raises substantial doubt about its ability to continue as a going concern.

Line of Credit
--------------

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

The line of credit agreement requires P&K to comply with certain covenants including net worth, capital expenditures, and monthly net income. At December 31, 2000 and September 30, 2001, P&K was not in compliance with certain of these covenants, and therefore was in default. The bank has not waived this noncompliance. Wells Fargo has continued its banking relationship with P&K, but has requested that P&K seek financing from another source as soon as practical. The Company is currently pursuing alternative financing sources and various other means of restructuring.

Acquisition of Phillips & King International, Inc.
--------------------------------------------------

In August 2000, The Havana Group acquired 100% of the common stock of Phillips & King International, Inc., a distributor of tobacco and related products to wholesalers and retailers in the United States. The value of assets acquired (excluding goodwill) was $2,927,799 and the liability assumed was $1,918,723, for a net value of $1,009,076. The excess of the aggregate purchase price over the fair market value of net assets acquired of $106,789 was recorded as goodwill. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

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

Expenditures totaling $143,000 were paid subsequent to the acquisition for items relating to and on behalf of the former owners of P&K. Management considers these amounts as recoverable, and the amount is included in deposits and other assets on the accompanying balance sheet as of September 30, 2001 and December 31, 2000.

Stockholders' Equity
--------------------

Common Stock
------------

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

In March 2000, the Company sold 245,000 unregistered common shares to seven investors for $245,000. This transaction was part of a planned expansion expansion and acquisition of P&K., to be followed by a larger registration and offering of the Company's common stock. When this was delayed due to market and business conditions, the Company agreed to issue 245,000 additional common shares to adjust the price to the approximately the market price at the time of the original transaction. The shares have not been issued at September 30, 2001

In April 2001, the Company issued 50,000 common shares for services provided.

Series A Preferred Stock
------------------------

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

Series B Preferred Stock
------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $0.38 per share or $414,200 in the aggregate at September 30, 2001.

The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

Class A Warrants
----------------

As of September 30, 2001, the Company has 2,658,000 Class A warrants outstanding, which is comprised of 920,000 warrants included in the units sold in the Company's initial public offering; 1,400,000 warrants issued in conjunction with the conversion of a note payable; 138,000 warrants issued to Duncan Hill in replacement of warrants issued in conjunction with the reorganization; and 200,000 warrants issued to Mr. William Miller, the Company's CEO.

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

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in the Company's Annual Form 10-KSB.

OVERVIEW

The Havana Group, Inc. is a consumer catalog and Internet business specializing in smoking pipes, tobaccos, cigars and related accessories. We are the manufacturer and sole distributor of the Magic Inch and Aerosphere smoking pipe systems, and the sole distributor of Carey Honduran lines of proprietary hand made cigars. Our products are offered through our Carey's Smokeshop catalog. Carey Tobacco Club is also offered through the catalog, which is a monthly program of tobacco shipments to Club members. The direct marketing operations are referred to herein as "Havana Direct". During December 1997 we opened, and have since been developing, our Havana Group retail store. In June of 1999, we developed and launched our web site www.smokecheap.com as a new distribution outlet.

ACQUISITION OF PHILLIPS AND KING INTERNATIONAL, INCORPORATED

On August 4, 2000, the Company entered into an agreement with John S. Parker, Priscilla H. Parker, Jerold E. Christensen and Linda L. Christensen (the Sellers) and acquired 100% of the capital stock of Phillips and King International, Incorporated (P&K) in exchange for (i) 450,000 restricted shares of the Company's Common Sock with piggy-back registration rights,(ii) $900,000 in cash which was paid directly to P&K and (iii) assumption of liabilities. Contemporaneous with the acquisition of P&K, the Company entered into 90-day transitional consulting contracts with John S. Parker and Jerold E. Christensen and agreements not to compete for a period of two years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Net sales for the quarter ended September 30, 2001 were $2,233,790, an decrease of $316,293, or 12%, from the same quarter last year. The decrease is due to reductions in sales of the Company's direct marketing operations, which declined $293,779, from $477,814 in 2000 to $184,035 during the same period in 2001. The acquisition of Phillips and King, International (P&K), effective August 4th, 2000, contributed $1,967,174 or 91.4% of the Company's total sales for the three-month period.

Cost of sales decreased from 75.5% of net sales in 2000 to 74.7% in 2001. The decrease was due to slightly higher price levels in both operations, and an improved mix of sales to products with better gross margins.

Selling expenses were 18.8% of sales in 2001, compared with 6.4% of sales for the third quarter of 2000. The increased selling expense in 2001 resulted from the P&K acquisition, whose costs for the 2001 annual RTDA trade show (Retail Tobacco Dealers Association of America) were expensed during the third quarter of 2001. During the third quarter of 2000 those costs were not recognized, as the trade show costs were incurred prior to the acquisition.

For the third quarter of 2001, general and administrative expenses were $473,618, or 21.2% of sales, compared to $402,078 or 15.8% of sales during the same quarter in 2000. The increase of $71,540 was due to the inclusion of P&K, whose costs were incurred for the full three-month period in 2001. During 2000 approximately 65% of the quarter's costs were recognized due to the acquisition date of August 4, 2000.

Losses from operations for the third quarter of 2001 were ($426,074), or 19.1% of sales, as compared to an operating income of $10,212, or 0.4% of total sales in 2000. The loss of profitability was due to increased G&A costs, which went up by 17.8%, while sales were declining by 12.4% during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 were $7,266,391, compared with $3,474,323 for the comparable period in 2000. The increase is due to the acquisition of P&K as described above, whose sales for the period were $6,313,237, compared with $2,072,269 for the same period in 2000. This increase was partially offset by Havana Direct, which decreased from $1,402,154 in 2000 to $953,154 in 2001. The decrease at Havana Direct was due to less aggressive marketing and reductions in catalog mailings caused by budget cuts.

Cost of sales increased to 77.2% of sales in 2001, compared with 69.6% of sales in 2000. This percentage increase was due to the mix of sales; in 2001 the Company's wholesale operations at P&K contributed 86.9% of the overall sales, while P&K contributed 59.6% of 2000 sales. Gross margins at P&K are less than at Havana Direct, so that the change in mix had the overall effect of increasing Cost of Sales.

Selling expenses increased to 12.7% of sales in 2001, compared with 11.2% in 2000. The increase was due to somewhat higher cost levels in 2001 and reduced overall selling efficiency.

For the nine months ended September 30, 2001, general and administrative expenses were $1,489,619 or 20.5% of sales, compared with $740,520, or 21.3% of sales in 2000. While the Company's G&A expense decreased as a percentage of sales, G&A expenses are regarded as high compared with the inherent gross margins of the Company

The operating loss for the first nine months of 2001 was $915,914, or 12.6% of net sales, as compared to an operating loss of $100,005, or 2.9% of sales, for the first nine months of 2000. The increased loss was due to the increased costs described above, which was not supported by sufficiently higher sales base.

LIQUIDITY AND CAPITAL RESOURCES.

At September 30, 2001, our accumulated deficit increased $915,914 from December 31, 2000 because of the net loss. In addition to the net loss, cash was used by operating activities primarily due to increases in receivables of $182,000, an increase of $82,788 in Prepaid expenses, and an increase of $72,917 in amounts due to affiliates. This was offset by a decrease in inventories of $836,731, a reduction in other assets of $148,216, and an increase in accounts payable of $357,397. Additionally deferred catalog catalog expense declined $86,279 and unearned revenue $1,635. These changes, along with the effect of other changes in current assets and non-cash charges resulted in total cash provided by operating activities of $236,904. Cash was used by investing activities in the amount of $8,127, for the acquisition of property and equipment. The Company's financing activities consisted of a decrease in the Company's line of credit of $252,019, and repayment of long-term debt of $97,089. The Company issued common stock in the amount of $15,000 pursuant to an agreement for consulting services.

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

On October 16, 2000, P&K closed on a three-year asset based working capital credit facility with Wells Fargo Business Credit, Inc. in the total amount of $2,000,000. At the time of the closing, availability under the credit facility was approximately $1,200,000. In order to improve cash flow by $20,000 per month, certain long-term debt obligations were refinanced using proceeds from the credit facility. The Havana Group, Inc. is a corporate guarantor of the credit facility. At September 30, 2001 the line of credit had a balance of $644,193.

The Company reduced our asset base by $963,409 during the nine month period ended September 30, 2001, with reductions in inventory of $836,731 being somewhat offset by increasing accounts receivable by $182,000. Overall, the effect was to reduce our borrowing base or available funds from the bank by $263,666. As a result the Wells Fargo Bank advised the Company on November 6, 2001 that the Company was not in compliance with certain covenants of the loan agreement and requested that the Company seek alternative financing. Wells Fargo Bank has agreed to continue the lending relationship, but has requested that P&K immediately seek financing from another source so that Wells Fargo could be repaid in full.

While the Company has sufficient assets overall to support a borrowing base to provide $1.5 million in available capital, our lack of profitability makes obtaining a new credit line uncertain. While the Company expects to meet its immediate cash needs through our ongoing operations, the availability of a line of credit equal to that of Wells Fargo is essential to the Company's ongoing operations.

                             RISKS AND UNCERTAINTIES

The Havana Group is subject to a number of risks and uncertainties in its business at this time. The most important of these is the loss for the year to date of $915,914 and the depletion of the Company's asset base by $963,409. While the Company has sufficient assets overall to support a borrowing base to provide $1.5 million in available capital, the lack of profitability makes obtaining a new credit line uncertain. If the company cannot obtain a sufficient line of credit or if the cost of the credit line is prohibitive, the Company will not be able to continue as a going concern.

The Company must reduce its operating costs and improve its profit margins to provide cash flow to sustain its business. The Company had G&A expenses of 20.5% during the first nine months of 2001, a level which cannot be supported by the Company's 22.8% gross profit margins experienced to date in 2001.

The Company's Phillips & King operation is located in Southern California and is a wholesale distributor of tobacco products. The state of California provides approximately 40% of P&K's business, and imported cigarettes constitute approximately 34% of its business. Continuing regulations of cigarettes and tobacco products by the various states have caused increasing costs at P&K for compliance activities, and are likely to increase in the future.

Havana Direct is located in Ohio and distributes tobacco products by mail order to smokers in national distribution. In the first nine months of 2001 Havana Direct produced $953,154, or 13,1% of the Company's sales. Havana Direct has continuing losses, principally due to its G&A expense of 43.7% of sales, and must be increased in size or consolidated into P&K.

           LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

At September 30, 2001 The Havana Group, Inc. had 2,905,000 common shares outstanding. As a result, the price of the Company's common shares is subject to volatility in share price due to the limited number of shares available for trading. The Company's common shares traded 64,875 shares from the period of October 1, 2001 to October 31, 2001, indicating a limited market with limited liquidity for the shareholder.


UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE COMPANY'S BRAND NAMES.

The Company maintains 17 brand names and trade marks which are considered essential to the Company's success. Phillips and King International, Inc., is widely recognized in the industry, and has been in existence since 1906. E.A. Carey is a proprietary name for the Company's patented smoking pipes, and has been in existence since 1948. While the Company believes that these names are widely accepted in the industry, maintaining the names and trademarks are essential to the Company's success in the business.

                      MANAGEMENT OF TURNAROUNDS AND GROWTH

The current management of the Company has been in place since the third quarter of 2000. During this period losses have increased from a profit in the first nine months of 2000 of $10,212 to a loss of $441,574 for the first nine months of 2001. If the current management cannot restore the Company to growth and profitability, then the Company's continuing as an independent and ongoing business is unlikely.

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


                             III - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no dividends declared or paid during 2000 or 1999 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.35 per share or $385,000 in the aggregate at September 30, 2001.

The Wells Fargo Bank advised Phillips and King on November 6, 2001 that the Company was not in compliance with certain covenants of the loan agreement and requested that the Company seek alternative financing. While the Company has sufficient assets overall to support a borrowing base to provide $1.5 million in available capital, our lack of profitability makes obtaining a new credit line uncertain. While the Company expects to meet its immediate cash needs through our ongoing operations, the availability of a line of credit equal to that of Wells Fargo is essential to the Company's ongoing operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.  OTHER INFORMATION.

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits filed as part of this report:

         None

     (b) No Form 8-K was filed or required to be filed during the third quarter of 2001.




SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HAVANA GROUP, INC


Dated:  November 19, 2001                    By: /s/ William L. Miller
                                                --------------------------------
                                                William L. Miller, CEO & CFO