Form 10KSB
period 2001-12-31
HAVANA GROUP INC
filed 2002-05-21
CIK 1053648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

Commission File Number: 0-24269
-------------------------------

                             THE HAVANA GROUP, INC.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                            34-1454529
-------------------------------------------               --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                             (Identification No.)

5701 Mayfair Road
N. Canton, Ohio                                                          44720
-------------------------------------------                      -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                            (330) 492-8090
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:
                                      None

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value, Class A Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x]. No [ ].

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     As of May 14, 2002 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 1,799,000 shares of Common Stock, $.001 par value, was approximately $89,950 based on the last sale price of approximately $.05 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock was 2,905,000 as of May 14, 2002. The number of shares issued and outstanding of the Registrant's Preferred Stock was 6,100,000 as of May 14, 2002.

Item 1.  Description of Business
-------  -----------------------

GENERAL

         The Havana Group, Inc. ("Havana" or the "Company") is engaged in the business of (i) operating a retail smokeshop in Canton, Ohio which primarily sells pipes, cigars and smoking accessories and, (ii) marketing pipes, cigars, tobaccos and related accessories directly to consumers through its full color catalog (the "Carey Smokeshop Catalog"). The Company has developed a website under the name "Smokecheap.com" and markets certain of its products through this website.

         We own a wholly owned subsidiary namely, Monarch Pipe Company ("Monarch"). Monarch manufactures smoking pipes that are exclusively sold by the Company. Monarch is located in Bristow, Oklahoma. Monarch employs two people and has a production capacity of 10,000 smoking pipes per year.

         We also owned a second wholly owned subsidiary, Phillips & King, International. Inc., which was engaged in wholesale distribution of tobacco products. (See "Recent Development"). The business was discontinued on March 12, 2002.

         Our predecessor, E.A. Carey of Ohio, Inc., an Ohio corporation ("Carey"), formed the Company as a Delaware subsidiary on November 26, 1997 and merged Carey into the Company for the purpose of its reincorporation in Delaware, which merger was effective December 5, 1997.

         In connection with this reincorporation, we issued 1,000,000 shares of Common Stock to Duncan Hill, Inc. ("Duncan Hill") and assumed all liabilities of Carey. Our Company through Carey has been in business for over 40 years. Carey was formed to sell the patented Carey "Magic Inch" smoking pipe exclusively through mail order during the 1960's and 1970's. In 1984, Duncan Hill purchased Carey.

         Since then, Carey (and now our Company) has operated as a subsidiary under Duncan Hill's control. Duncan Hill, a publicly-held corporation, is controlled approximately 68% by William L. Miller, the Company's Chief Executive Officer, and his wife, Jeanne E. Miller. Unless otherwise indicated, all references in this Form 10-KSB to the Company include the Company, Monarch , and its predecessor, Carey.

In May 1998, we sold 460,000 Units to the public; each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 and is exercisable at any time until the close of business on May 14, 2003. The Common Stock and Class A Warrants are quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "HVGP" and "HVGPW", respectively. (See "Item 5 Market for Common Equity and Related Stockholder Matters)

Our Company has a deficit in working capital of $406,429 as of December 31, 2001. At May 17, 2002 The Havana Group had less than $15,000 in cash. It is in extreme need of additional sources of financing of approximately $200,000 to continue as a going concern. In the event our Company is not successful in securing additional financing, it may be forced to close its retail store, its catalog operation, and its web site, or continue operations on a reduced basis. Alternatively, the Company may be forced to sell or license all of its business or to merge with a third party. Obtaining additional financing on terms satisfactory to the Company, of which there can be no assurance, could result in a change in control of the Company

RECENT DEVELOPMENT

         On August 4, 2000, we entered into an agreement with John S. Parker, Priscilla H. Parker, Jerold E. Christensen and Linda L. Christensen (the "Sellers") and acquired 100% of the capital stock of Phillips & King International, Incorporated ("P&K") in exchange for (i) 450,000 shares of Havana's Common Stock with piggy-back registration rights, (ii) $900,000 in cash which was paid to P&K on behalf of Sellers, and (iii) assumption of liabilities estimated at approximately $1,918,000. This transaction was accounted for under the purchase method of accounting. See Note M contained in notes to the Financial Report included elsewhere herein.

         P&K is a wholesale distributor of tobacco, cigars, pipes and related smoking products. P&K's sales reached a peak of $26.7 million in 1997, reflecting the popularity of premium cigars, followed by declines in sales of 33% in 1998, 22% in 1999, 20% in 2000, and 28.1% in 2001. P&K filed for Chapter
11 Bankruptcy on a voluntary basis on February 8, 1999, and emerged from bankruptcy in August 2000 as a result of our agreement to purchase P&K.

The P&K credit facility was provided by the Wells Fargo Bank, and consisted of a $2,000,000 line of credit based upon levels of Inventory and Receivables. At December 31, 2000, the total amount outstanding was $896,212. At September 30, 2001, the total amount outstanding was $644,193, but our Company was in default on certain covenants of the loan agreement. As a result, Wells Fargo & Co. notified P&K on November 16, 2001 that P&K was in default of a number of covenants of the Wells Fargo loan agreement, and that they were terminating any commitment to lend under the agreement. Because of this and continuing negative cash flow, the Company discontinued the operation of P&K on March 12, 2002 and transferred all P&K's property to David K. Gottlieb, an Assignee for the Benefit of Creditors. (See Note O to the Financial Report)

INDUSTRY TRENDS AND DEVELOPMENTS

         The market for non-cigarette smoking products is often characterized as the market for premium cigars, and recent trends, measured by the Cigar Association of America's importation of Class H imports from the 10 major cigar supplier countries, indicate that premium cigars reached a peak of 417,777 in 1997, and then declined 40.4% to 249,150 units in 2000, and remained flat at 251,231 units in 2002. We believe that there can be no assurance that the market for premium cigars will not continue the declining trends of the past few years.

Consolidations and Mergers

         During 2000 a number of consolidations in the cigar industry were completed and, as a result, over 50% of the premium cigar market currently is controlled by less than five companies. We believe that, over time, the large consolidations in the premium cigar business will be accompanied by a proportionate amount of cost-cutting; sales forces will be consolidated; and that the consolidated companies will play a more significant role in the distribution business to smokeshops and other outlets. The result is increased competition in the distribution of tobacco products.

Methods of Distribution

RETAIL SMOKESHOPS

         In December 2001, Smokeshop Magazine issued their 2000 annual survey of retail smokeshops. The magazine reported that the average smokeshop had $539,000 in retail sales for the year 2000, an increase of 7.8% over the year 1999. The Havana Group, Inc., from its industry sources, estimates that there are approximately 3,000 retail smokeshops in the United States. We do sell tobacco products through our retail store, but we do not currently offer products on a wholesale basis to other retailers.

DIRECT TO CONSUMERS

         We have historically offered our products to consumers through our "Carey's Smokeshop" Catalog, exclusively by mail order and through our website described below. In the event we can obtain additional financing of approximately $200,000, we believe that Carey's Smokeshop catalog provides a good and potentially profitable revenue base of $1 million to $2 million per year. We believe that we can maintain our customer base of direct sales to consumers, but significant expansion of the customer base by direct advertising to consumers is expensive and inefficient. To make its customer base more efficient, the Company established the Carey "Tobacco Lover's Club" in 1999, which offers through our Carey's Smokeshop catalog discounted prices to consumers in return for an annual membership fee, currently $20 per year.

INTERNET E-COMMERCE SITE

         Numerous Internet sites have been offering premium cigars and other smoking related products at discounted prices. We have no data regarding the number of such sites or the amount of sales generated by this medium, but we believe that e-commerce sites can be highly effective as a value oriented direct marketing outlet.

         Our www.smokecheap.com Internet site became operational in September 1999 as a part of Yahoo! Shopping. To date smokecheap.com sales have not been significant, producing sales of less than $100,000 per year. In the event we can secure additional financing of approximately $200,000, we believe that our web site can profitably carry an expanded product line and is capable of significant growth.

STRATEGIES

         Other than a brief period of premium cigar expansion peaking in 1997, the tobacco business has been in a period of long-term decline. Our lack of success in producing profitable sales growth in the tobacco related business has been marked by historical losses and a lack of positive cash flow. We believe that the following strategies are necessary:

         o Discontinue its unprofitable Phillips and King wholesale operation. (See Financial Report Note O)

         o Consolidate its direct marketing operations into "Havana Direct" operations in Ohio.

         o        Cut operational costs to provide positive cash flow at Havana
                  Direct.

         o Prepare and seek additional equity financing of approximately $200,000. In the event our Company is not successful in securing additional financing, we may be forced to close our retail store, our catalog operation, and our web site, or continue operations on a reduced basis.

HAVANA GROUP DIRECT
-------------------

MERCHANDISING AND PRODUCT DEVELOPMENT

         We design all of our Carey "Magic Inch" and Duncan Hill "Aerosphere" smoking pipes and produce them at its Monarch Pipe facility in Oklahoma. The current Carey catalog contains 18 design groups.

         We merchandise tobaccos and cigars from domestic sources, which either import their products or manufacture them domestically. Carey offers 31 tobacco blends in its current catalog, along with 41 different brands and sizes of cigars.

         We currently devote approximately 10% of our catalog space to Make-Your-Own cigarettes. The products were sold under a variety of supplier brand names, and supplier relationships were developed for the supply of cigarette tobacco, paper cigarette tubes, and related cigarette making machines.

MARKETING

         Currently, our Company markets its products directly to consumers through its "Carey's Smokeshop" catalog, which consists of 56 full color pages offering pipes (65%), tobaccos, and related accessories (10%), cigars and cigar related accessories (25%), and make-Your-Own cigarettes (10%). On May 1, 2002 we mailed approximately 23,000 catalogs to our customers. The success of this mailing and the immediate receipt of additional financing of at least $200,000 is important to our Company to continue as a going concern.

         We have operated a retail outlet, "Carey's Smokeshop," since 1984. The retail outlet offers traditional smokeshop products, but was not profitable in the past two years In the event additional financing is not obtained, our retail store may be sold, licensed, or closed.

CUSTOMER SERVICE AND TELEMARKETING

         During 2001, we derived approximately 72% of our non-club revenue through orders placed over the telephone. Our payment terms have been major credit cards, checks or open account. Our return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange.

FULFILLMENT AND DELIVERY

         Prior to March 2000, we purchased our fulfillment operations from our affiliate, Kids Stuff Inc. a company controlled by Duncan Hill. The facility is designed to process incoming shipments on a palletized or boxed basis, and to process outgoing shipments on an individualized cost effective basis. Orders shipped were individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted.

         We leased our own operations facility effective January 1, 2000 and currently provide our own fulfillment and delivery services. Our facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. We pay $96,000 per annum for this facility, less $30,000 per year in sub-lease income from another company. In January 2002 our affiliate, Kids Stuff, Inc., sub-leased the remainder of the available office space. In April 2002 substantially all Kids Stuff's assets were assigned to its major secured creditor, who continues to rent space on a month-to-month basis.

INVENTORY / PURCHASING

         We conduct our purchasing operations at our general offices in Canton, Ohio. Each catalog contains approximately 550 products or stock-keeping units (SKU's), and the website SmokeCheap.com, features over 400 products. Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for our inventory.

PRODUCT SOURCING

         We acquire products for resale in our catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes are manufactured by our wholly-owned subsidiary, Monarch, which supplies approximately 11% of our catalog products. We have two suppliers that supply over 10% of the Company's products, and believe that most products can be sourced from alternative suppliers.

SEASONALITY

         Our revenues are not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Smokeshop customer is believed to be generally the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases.

DATA PROCESSING

         At the present time we provide our own data processing services to process its orders and shipments. Additionally, we have invested approximately $52,000 in data processing equipment to provide e-mail, networking, and high-speed Internet access.

AGREEMENT WITH KIDS STUFF, INC.

         Effective January 1, 1998, we entered into a one-year agreement with Kids Stuff whereby Kids Stuff provides administrative functions to the Company at an annual cost of $206,100 plus $2.40 per order processed. Services included accounting and payroll services, administration and human resource management, data processing, office equipment and facilities use, merchandising and marketing services, purchasing services, and shipping and fulfillment services. Fees were based on actual 1997 costs.

         At January 1, 1999 the agreement was modified and extended on a month-to-month basis as we began to incur direct costs for its administrative functions. We paid to Kids Stuff an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services.

         In March 2000, we performed our own fulfillment services from our leased facility located in North Canton, OH, and paid Kids Stuff $2,500 per month for services as accounting, payroll, data processing and human resources provided to the Company by Kids Stuff, Inc.

         In January, 2002, Kids Stuff sub-leased the remaining office space available at our facility. In April 2002 substantially all Kids Stuff's assets were assigned to its major secured creditor, who continues to rent space on a month-to-month basis.

         The current agreement shares equally the facility expense and related costs, and provides for sharing the overhead expense on a pro-rata basis. Overhead expenses include accounting, data processing, marketing, purchasing, and administration.

COMPETITION

         We have identified four companies that are involved in mail order tobacco products as a primary method of sales and distribution, which include 800 JR Cigar, Thompson's Cigar, Fred Stoker & Sons, Inc., and Finck Cigar Co. All are in the mail order tobacco businesses and are substantially larger than the Company. Competition in all aspects of our Company's business is intense, and our Company represents an insignificant share of the market. No assurances can be given that we will be able to successfully compete in all aspects of its business in the future.

REGULATORY MATTERS


         Our business, and the catalog industry in general, is also subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates our advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. We have no claims or regulatory matters in process or pending as of March 31, 2002.

TOBACCO INDUSTRY LITIGATION

         The tobacco industry has experienced and is experiencing significant health-related litigation. Private plaintiffs in such litigation are seeking compensatory and, in some cases punitive, damages for injuries claimed to result from the use of tobacco products or exposure to tobacco smoke, and some of these actions have named cigarette distributors as well as manufacturers as defendants. To date we have not been involved in any tobacco related litigation.

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

          EMPLOYEES

         As of March 31, 2002, the Company has two full-time salaried management employees, four hourly full-time employees, and four hourly part-time employees. This includes its retail store and Monarch pipe manufacturing facility.

Item 2.  Properties.
-------  -----------

         In November 1999 we leased an operations facility effective January 1, 2000. The facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. We pay $8,000 per month for this facility. We moved into this facility in March 2000.

         In September 2001 we sub-leased approximately 50% of our warehouse space and 20% of our office space to another company for $3,000 per month, reducing our overall cost to $5,000 per month.

         In January, 2002, Kids Stuff sub-leased the remaining office space available at our facility. In April 2002 substantially all Kids Stuff's assets were assigned to its major secured creditor, who continues to rent space on a month-to-month basis.


Item 3.  Legal Proceedings
-------  -----------------

         In the normal course of business, our Company may be involved in various legal proceedings from time to time. Presently, however, we are involved in one matter of material litigation. The Danner Press Co. filed suit in the amount of $114,000 plus interest for past due invoices and a judgment in favor of Danner has been rendered for the full amount sought. The Company is currently attempting to reach a settlement with Danner in this regard, although no assurances can be given that this can be accomplished. Other than the Danner Press Co., the Company is not a party to any material litigation, whether routine or incidental to its business, or otherwise. Our financial report reflects this liability.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------
         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------

         In May 1998, we sold 460,000 Units to the public; each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 and is exercisable at any time until the close of business on May 14, 2003. The Common Stock and Class A Warrants are quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "HVGP" and "HVGPW", respectively. As of May 14, 2002 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock in the over-the-counter market was approximately $0.05. The following table reflects the high and low sales prices (rounded to the nearest penny) for our Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                  COMMON STOCK
                                  ------------

         Fiscal Year Ended December 31, 2001                 HIGH           LOW
         -----------------------------------                 ----           ---
             First Quarter                                  $0.50         $0.19
             Second Quarter                                  0.22          0.12
             Third Quarter                                   0.12          0.08
             Fourth Quarter                                  0.25          0.03

         Fiscal Year Ended December 31, 2000                 HIGH           LOW
         -----------------------------------                 ----           ---
             First Quarter                                  $2.00         $0.19
             Second Quarter                                  1.31          0.28
             Third Quarter                                   0.50          0.25
             Fourth Quarter                                  1.31          0.19

                                CLASS A WARRANTS
                                ----------------

        Fiscal Year Ended December 31, 2001                  HIGH           LOW
        -----------------------------------                  ----           ---
            First Quarter                                   $0.05         $0.05
            Second Quarter                                   0.06           .02
            Third Quarter                                    0.02           .02
            Fourth Quarter                                   0.02           .02

         Fiscal Year Ended December 31, 2000                 HIGH           LOW
         -----------------------------------                 ----           ---
             First Quarter                                  $1.00         $0.01
             Second Quarter                                  0.38          0.03
             Third Quarter                                   0.13          0.06
             Fourth Quarter                                  0.22          0.02

         The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. We believe that trading activity in common stock and warrants may be sporadic and that judgments as to share and warrant prices should be made accordingly.

          Our Company had approximately 20 record holders of its Common Stock and six record holders of its Class A Warrants as of March 31, 2002. The foregoing does not include beneficial holders of our Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).


Item 6.  Managements Discussion and Analysis or Plan of Operation.
-------  ---------------------------------------------------------

         This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.
----------------------------------------------------------------------

         Total net sales for the year ended December 31, 2001 were $1,381,658, a decrease of 12.9% from 2000 sales of $1,586,741. The decrease in sales reflects a significant reduction in catalogs mailed in 2001 compared with 2000 due to limited cash. Net sales primarily include sales of merchandise plus income from shipping and handling charges.

         Total cost of sales decreased from 79.4% of net sales in 2000 to 55.5% of net sales in 2001. We attributed this to higher than expected merchandise cost percentages in 2000, and that sales of certain merchandise were made through wholesale distribution, which normally is conducted at lesser percentage margins.

         Selling, General and Administrative expenses during 2001 were 1,349,907, or 97.7% of net sales, compared with $1,548,341, or 97.6% of net sales, for the year ended December 31, 2000. The higher total expense level over the two-year period reflects the addition of P&K in August 4, 2000. Higher corporate overhead expenses were required to sustain the larger operations in multiple locations. The overhead costs were born by our Company at the corporate level and, in many cases, were not allocated to P&K. Because Havana was smaller than P&K, unallocated SG&A amounts total a much higher percentage of total sales.

         Net loss for the year ended December 31, 2001 was $2,207,216, compared with a net loss of $1,139,013 for the year 2000. Our loss was due primarily to increased levels of expense in Selling, General and Administrative expenses, which increased as a result of the acquisition of P&K and its resulting overhead requirements. The Company sales, profitability, and viability are dependent upon the success of the May 1, 2002 mailing of the 23,000 catalogs and the receipt of $200,000 on terms satisfactory to the Company. In the event the Company does not receive additional financing, its operations will be materially and adversely affected,


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had a deficit in retained earnings of $7,640,936, compared to a deficit in retained earnings of $5,433,720 at December 31, 2000. This resulted from an operating loss of $2,207,216 for the year ended December 31, 2001. For the year ended December 31, 2001, the impact of the operating loss on the Company's cash position was increased by changes in working capital, which affected operating activities. The operating activities provided $2,979,269 in cash through decreases in inventories, accounts receivable, deferred catalog and deposits, and other assets, but used $1,148,724 from decreases in accounts payable, accrued expenses, and deferred revenue. The net effect of these changes and non-cash charges of $264,037 relating to depreciation and amortization, and $15,500 related to common stock issued for services when added to the Company's net loss, resulted in net cash used by operating activities of $97,137. For the year ended December 31, 2001, our

Company's investing activities were negligible, and financing activities used $69,766 to reduce amounts due affiliates. Our ending cash balance decreased $167,262 to $26,636 at December 31, 2001.

         At December 31, 2000, we had a deficit in retained earnings of $5,433,720, compared to a deficit in retained earnings of $4,294,707 at December 31, 1999. This resulted from an operating loss of $1,139,013 for the year ended December 31, 2000. For the year ended December 31, 2000, the impact of the operating loss on our Company's cash position was increased by changes in working capital, which affected operating activities. The operating activities used $146,533 in cash through increases in inventories, deferred catalog expense and deposits, and other assets, but was partially offset by decreases in accounts receivable and prepaid expense, and increases in accounts payable of $201,233 The net effect of these changes and non-cash charges of $178,333 relating to depreciation and amortization, and $42,000 related to common stock issued for services, when added to the Company's net loss, resulted in net cash used by operating activities of $863,980.

         For the year ended December 31, 2000, our investing activities used net cash of $567,560 to Purchase Phillips & King International, Inc. The Company also used $64,355 in additions of property, plant, and equipment. A total of $631,915 was used through investing activities in the year 2000.

         During 2000 our financing activities consisted of raising cash of $342,056 from the sale of stock; borrowing from the line of credit in the amount of $896,212 to repay term debt in the amount of $577,709; repayment of $29,155 in amounts due affiliates. These activities provided $631,404 in the year 2000.

         During the year 2000, the Company incurred an operating loss of $1,139,013; it used cash in its operating activities of $863,980; it used $632,915 through investing activities; it raised cash from financing activities in the amount of $631,404. The total effect of our activities reduced cash by $864,491, and produced a year-end cash balance of $193,899.

         In 2000 our Company financed the majority of its business through the P&K credit facility obtained in October 2000. We discontinued our P&K operations on March 12, 2002. As a result, we have no overall credit facility at the current time, but we are attempting to restructure our debt and improve the cash flow of our operations. In any event we believe that we will require an infusion of equity capital of approximately $200,000 to continue our business.
For this reason our auditors have added to our fiscal year 2001 a going concern qualification raising a substantial doubt as to our ability to continue in business. Our Company is striving to obtain public or private financing. To date our Company has been unsuccessful in this regard, primarily due to the low price of our common stock and limited trading volume.

         In the event the Company does raise equity financing, the low price of our common stock may cause a change of control and require the Company to issue up to all its remaining authorized but unissued common stock. No assurances can be given that the Company will obtain additional financing on terms satisfactory to the Company, if at all.

Item 7.  Financial Statements
-------  --------------------

         The information required by Item 7, and an index thereto commences on page F-1, which pages follow this page.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

For a discussion of a change in our Company's certified public accounts we incorporate by reference our Form 8K dated November 30, 2001 for a comprehensive discussion of these matters, which include the resignation of Hausser and Taylor in November 2001 and the engagement of Stefanou & Company, LLP.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2001 AND 2000



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                              THE HAVANA GROUP INC.

                             THE HAVANA GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                          Page

Report of Independent Certified Public Accountants                         F-3
Consolidated Balance Sheet at December 31, 2001                          F-4 ~ 5
Consolidated Statements of Losses for the years
  ended December 31, 2001 and 2000                                         F-6
Consolidated Statements of Deficiency in Stockholders' Equity
  for the years ended December 31, 2001 and 2000                           F-7
Consolidated Statements of Cash Flows for the
years  ended December 31, 2001 and 2000                                    F-8
Notes to Consolidated Financial Statements                              F-9 ~ 22

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
The Havana Group, Inc.
Canton, Ohio

         We have audited the accompanying consolidated balance sheet of The Havana Group, Inc. (the "Company") as of December 31, 2001 and the related consolidated statements of losses and deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. The accompanying financial statements of the Company as of December 31, 2000 were audited by another auditor whose report, dated April 10, 2001, on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Havana Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company has incurred losses from continuing operations and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ STEFANOU & COMPANY, LLP
                                                     -----------------------
                                                   Stefanou & Company, LLP
                                                 Certified Public Accountants
McLean, Virginia
March 12, 2002

                             THE HAVANA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

Current assets:
Cash                                                                  $  26,636
Accounts Receivable, net of allowance
                                                                         12,407
Inventories (Note B)
                                                                        182,190
Prepaid Expenses
                                                                          8,863
Other Receivable                                                          7,661
                                                                      ----------
Total Current Assets                                                    237,757

Property, Plant and Equipment, at cost (Note D):
Leasehold Improvement
                                                                        109,320
Furniture and Fixtures
                                                                         64,542
Computers and Data Processing Equipment
                                                                         62,533
Website Development                                                     111,324
                                                                      ----------
                                                                        347,719
                                                                      ----------
Less:  Accumulated Depreciation                                        (182,227)
                                                                      ----------

                                                                        165,492

Other Assets (Note C):
Mailing Lists
                                                                        889,000
Trademarks
                                                                         17,949
Artwork                                                                  35,914
                                                                      ----------
                                                                        942,863
Less: Accumulated Amortization                                         (764,282)
                                                                      ----------
                                                                        178,581
                                                                      ----------

                                                                      $ 581,830
                                                                      ==========

         See accompanying footnotes to consolidated financial statements

                             THE HAVANA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities                            $   596,806
Due to Affiliates (Note G)                                               47,380
                                                                    ------------
Total Current Liabilities                                               644,186

Net liabilities of discontinued operations (Note O)                     500,993

Commitment and Contingencies (Note F)                                        --

Deficiency in Stockholders' equity (Note I): Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding at
December 31, 2001                                                         5,000
Series B - 1,100,000 shares issued and outstanding at
December 31, 2001 (aggregate liquidation                                  1,100
Preference, including dividends in arrears, totaling
$440,000 as of December 31, 2001)
Common stock, par value $.001 per share; 25,000,000 shares                2,905
Authorized; 2,905,000 shares issued and
outstanding at December 31, 2001
Additional paid-in-capital                                            7,068,582
Accumulated deficit                                                  (7,640,936)
                                                                    ------------
Total Deficiency in Stockholders' Equity                               (563,349)
                                                                    ------------
                                                                    $   581,830
                                                                    ============

         See accompanying footnotes to consolidated financial statements

                              THE HAVANA GROUP, INC.
                         CONSOLIDATED STATEMENTS OF LOSSES
                            DECEMBER 31, 2001 AND 2000


                                                         2001           2000
                                                     ------------   ------------

Net Sales                                            $ 1,381,658    $ 1,586,741
Cost of Sales                                            766,976      1,259,776
                                                     ------------   ------------
Gross Profit                                             614,682        326,965

Operating Expenses:
Selling, General and Administrative Expenses           1,349,907      1,548,341
Depreciation and Amortization                            264,037        178,333
                                                     ------------   ------------
Total Operating Expense                                1,613,944      1,726,674

Loss from Operations                                    (999,262)    (1,399,709)

Interest Income (Expense)                                    388         26,878
Other Income (Expenses)                                 (129,589)             -
                                                     ------------   ------------

Loss from continuing operations, before income taxes
and discontinued operations                           (1,128,463)    (1,372,831)

Provision for income taxes                                     -              -
                                                     ------------   ------------
Loss from continuing operations, before discontinued
operations                                            (1,128,463)    (1,372,831)

Income (loss) from discontinued operations (Note O)   (1,078,755)       233,818
                                                     ------------   ------------
Net loss                                              (2,207,216)    (1,139,013)
Preferred stock dividends (Note H)                      (110,000)      (110,000)
                                                     ------------   ------------
Income (loss) available to common stockholders       $(2,317,216)   $(1,249,013)
Loss per common share (basic and assuming dilution):
                                                     $     (0.80)   $     (0.50)
                                                     ============   ============
Continuing operations                                      (0.43)         (0.59)
Discontinued operations                                    (0.37)          0.09
Weighted average shares outstanding                    2,890,753      2,506,667

          See accompanying footnotes to consolidated financial statements

                                                       THE HAVANA GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 2001 AND 2000

                                          Preferred    Preferred      Common       Common     Additional
                                            Stock        Stock        Stock        Stock       Paid in    Accumulated
                                            Shares       Amount       Shares       Amount      Capital      Deficit        Total
                                         ------------ ------------ ------------ ------------ ------------ ------------  ------------

BALANCE AT DECEMBER 31, 1999               6,100,000  $     6,100    1,860,000  $     1,860  $ 6,501,322  $(4,294,707)  $ 2,214,575

Shares issued in February 2000 for
cash in connection with private
placement @ $.4044 per share                      --           --      240,000          240       96,815           --        97,055

Shares issued in March 2000 for
cash in connection with private
placement @ $1 per share                          --           --      245,000          245      244,755           --       245,000

Shares issued in June 2000 in
exchange for services valued @
$.7 per share                                     --           --       60,000           60       41,940           --        42,000

Shares issued in August 2000 for the
acquisition of Phillips & King
International, Inc.                               --           --      450,000          450      168,300           --       168,750
Net Loss                                          --           --           --           --           --   (1,139,013)   (1,139,013)
                                         ------------ ------------ ------------ ------------ ------------ ------------  ------------
BALANCE AT DECEMBER 31, 2000               6,100,000  $     6,100    2,855,000  $     2,855  $ 7,053,132  $(5,433,720)  $ 1,628,367
                                         ============ ============ ============ ============ ============ ============  ============

Shares issued on April 15, 2001 in
exchange for services; valued
@ $.31 per share                                  --           --       50,000           50       15,450           --        15,500

Net loss                                          --           --           --           --           --   (2,207,216)   (2,207,216)
                                         ------------ ------------ ------------ ------------ ------------ ------------  ------------
BALANCE AT DECEMBER 31, 2001               6,100,000  $     6,100    2,905,000  $     2,905  $ 7,068,582  $(7,640,936)  $  (563,349)
                                         ============ ============ ============ ============ ============ ============  ============

                                   SEE ACCOMPANYING FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                F-7

                               THE HAVANA GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             2001           2000
                                                         ------------   ------------
Cash flows from operating activities:
Net loss for the period from continuing operations       $(1,128,463)   $(1,372,831)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Income (loss) from discontinued operations                (1,078,755)       233,818
Depreciation and Amortization                                264,037        178,333
Common stock issued in exchange for services                  15,500         42,000
(Increase) decrease in:
Receivables                                                  638,350        137,532
Inventory                                                  2,228,771       (138,936)
Prepaid expenses                                               2,007         52,666
Deposits and other assets                                     (7,661)      (166,420)
Deferred catalog expense                                      88,732        (31,375)
Deferred income tax assets                                    29,070             --
Increase (decrease) in:
Accounts payable and other liabilities                    (1,082,284)       201,233
Deferred revenue                                             (66,440)            --
                                                         ------------   ------------
Net cash provided (used) by operating activities             (97,137)      (863,980)

Cash flows from investing activities:
Cash paid to purchase P&K                                         --       (947,115)
Cash acquired in the purchase of P & K                            --        379,555
Purchase of property, plant and equipment                       (359)       (64,355)
                                                         ------------   ------------
Net cash used by investing activities                           (359)      (631,915)

Cash flows from financing activities:
Proceeds from sale of stock                                       --        342,056
Borrowing (repayment) of line of credit                           --        896,212
Repayment of long term debt                                       --       (577,709)
Due to affiliates                                            (69,766)       (29,155)
                                                         ------------   ------------
Net cash provided (used) by financing activities             (69,766)       631,404

Net increase in cash and cash equivalents                   (167,262)      (864,491)

Cash and cash equivalents at the beginning of the year       193,898      1,058,390

Cash and cash equivalents at the end the year            $    26,636    $   193,899
                                                         ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                   $        --    $        --
Cash paid during the year for taxes                               --             --
Common stock issued for services                              15,500         42,000
Common Stock issued in acquisition of P&K                         --        168,750

           See accompanying footnotes to consolidated financial statements

                                        F-8

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

The Havana Group, Inc. ("Havana" or the "Company") is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc. and its wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Philips & King, International, Inc. ("P &K"), collectively the "Company". Monarch Pipe Company manufactures smoking pipes and sells them exclusively to Havana. P & K sells and distributes tobacco and related products to wholesalers and retailers in the United States. Subsequent to the date of the financial statements, the Company disposed of P & K (see Note O) All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investment purchased with a maturity date of three months or less to be cash equivalents.

Trade Receivables
-----------------

It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. The allowance was $5,500 as of December 31, 2001.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

Property and Equipment
----------------------

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment will be depreciated using straight-line method over their estimated useful lives. Depreciation expense amounted to $52,545 and $68,464 for the years ended December 31, 2001 and 2000, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Impairment of Long Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill
--------

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over a period not exceeding five years. The Company reviews impairment of goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows.

The Company is required to adopt FAS 141 and 142 on a prospective basis as of January 1, 2002. As a result of implementing these new standards, goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Instead, goodwill will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future will be based on a new methodology for measuring impairments prescribed by these pronouncements.

Other Intangible Assets
-----------------------

Other intangible assets consist of mailing list, trademarks, and artwork, which are amortized using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

Reclassifications
-----------------

Certain items in the prior year financial statements have been reclassified to conform to the current year classifications.

Revenue Recognition
-------------------

Sales and the related cost of sales are recognized upon shipment of products. The Company generally accepts returns of stale or damaged product. Sales returns are not material.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2001 and 2000, advertising costs were $179,181 and $415,624, respectively.

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Concentration of Credit Risk
----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $5,500 at December 31, 2001.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a loss from continuing operating of $1,128,463 and $1,372,831 during the year ended December 31, 2001 and 2000, respectively. The Company's current liabilities exceeded its current assets by $406,429 as of December 31, 2001.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

Earnings (Loss) Per Share
-------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 2,890,753 and 2,506,667 for each of the periods ended December 31, 2001 and 2000 respectively.

New Accounting Pronouncements
-----------------------------

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 and 142 has a material impact on its consolidated financial statements.

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

NOTE B - INVENTORIES

The Company's inventories consist of the following at December 31, 2001:

Tobacco and cigars                                            $ 167,917
Catalogs                                                          8,329
Supplies                                                          5,944
                                                              -----------
                                                              $ 182,190

NOTE C - INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31, 2001 are summarized as follows:

Trademark                                                          17,949
Artwork                                                            35,914
Mailing List                                                      889,000
Less:  accumulated amortization                                 (764,282)
                                                                ----------
Intangible assets, net                                          $ 178,581
                                                                ==========

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE C - INTANGIBLE ASSETS (CONTINUED)

Amortization expense charged to operations amounted to $211,492 and $109,869 for the years ended December 31, 2001 and 2000, respectively.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at December 31, 2001 consists of the following:

Leasehold Improvement                                          $  109,320
Furniture & Fixtures                                               64,542
Computer and Software                                              62,533
Website Development                                               111,324
                                                               -----------
   Total                                                          347,719
Accumulated Depreciation                                         (182,227)
                                                               -----------
                                                               $  165,492
                                                               ===========

Depreciation expense included as a charge to operations amounted to $52,545 and $68,464 for the years ended December 31, 2001 and 2000, respectively.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is materially different from the book value. The carrying value of the Company's cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, and accrued liabilities, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The fair value of the notes payable to banks based on the interest rates currently available for borrowings with similar terms and maturities approximates the carrying amount of those borrowings. The fair value of the amounts due to and from related party cannot be determined due to the uncertainty as to the timing of repayment.

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

The Company has entered into a three-year operating lease effective January 1, 2000 for warehouse and office space. Total future minimum lease payments required under this noncancellable operating lease for the year ending December 31, 2002 is $96,000. Total rent expense was $83,689 and $154,340 for the years ended December 31, 2001 and 2000, respectively.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement
--------------------

The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders.

Legal Proceedings and Claims
----------------------------

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

In February 2001, Danner Press Corporation filed a complaint against the Court of Common Pleas, Stark County of the State of Ohio. The complaint alleges a breach of contract. The Company received a judgment in the Plaintiff's favor in April 2002 in the amount of $118,121. The amount due Danner Press Corporation of $118,121 is included in accrued liabilities at December 31, 2001.

NOTE G - RELATED PARTY TRANSACTIONS

At December 31, 2001, Duncan Hill, Inc., the parent of The Havana Group, Inc., owns 79% of the outstanding voting capital stock of Kids Stuff, Inc. (Kids Stuff). The Company entered into a contract with Kids Stuff in 2000 that Kids Stuff would provide administrative, executive, and accounting services at a cost of $30,000 per year plus shipment and warehouse services on a per order basis. Total costs charged to Havana in 2001 and 2000 amounted to $47,380 and $35,247, respectively.

NOTE H - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income
(loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                      2001             2000
    Net income (loss) available to
       Common stockholders (after preferred      $  (2,317,216)   $  (1,249,013)
                                                 ==============   ==============
       Stock dividends of $110,000 per year)
    Basic and diluted earning (loss) per share   $       (0.80)   $       (0.50)
                                                 ==============   ==============
        Continuing operation                             (0.43)           (0.59)
        Discontinued operation                           (0.37)            0.09
    Basic and diluted weighted average
      Number of common shares outstanding            2,890,753        2,506,667

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE I - STOCKHOLDERS' EQUITY

Common Stock
------------

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2001, 2,905,000 shares were issued and outstanding.

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

In March 2000, the Company sold 245,000 unregistered common shares to seven investors for $245,000. This transaction was part of a planned expansion and acquisition of P&K., to be followed by a larger registration and offering of the Company's common stock. When this was delayed due to market and business conditions, the Company agreed to issue 245,000 additional common shares to adjust the price to the approximately the market price at the time of the original transaction. The shares have not been issued at December 31, 2001.

In 2000, the Company issued 60,000 shares of common stock to consultants for $42,000 of services rendered during 2000. The shares issued to the consultants were based upon the value of the services rendered. In addition, the Company issued 450,000 shares of common stock in connection with the acquisition of P&K.

In April 2001, the Company issued 50,000 shares of common stock to consultants for $15,500 of services rendered. The shares issued to the consultants were based upon the value of the services rendered.

Series A Preferred Stock
------------------------

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series. Duncan Hill, Inc., the parent of the Company owns 5,000,000 shares of Series A Preferred Stock (Series A) $.001 par value. The holders of the Series A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

Series B Preferred Stock
------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefor, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2001 or 2000 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.40 per share or $440,000 in the aggregate at December 31, 2001.

The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

NOTE J - WARRANTS AND STOCK OPTIONS

Class A Warrants
----------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2001.

Class A Warrants (Continued)
----------------------------

                    Warrants Outstanding                             Warrants Exercisable
                    --------------------                             --------------------
                                             Weighted
                                              Average
                                             Contractual
                              Number            Life               Number           Weighted Average
       Exercise prices:     Outstanding       (Years)            Exercisable         Exercise Price
       ----------------     -----------       -------            -----------         --------------

                 $6.00          200,000         10.0                 200,000              $ 6.00
                 $5.25        2,658,000          5.0               2,658,000              $ 5.25
                 $0.10          500,000          5.0                 500,000              $ 0.10
                                -------          ---                 -------              ------
                              3,358,000          5.3               3,358,000              $ 4.53
                              =========          ===               =========              ======

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE J - WARRANTS AND STOCK OPTIONS (CONTINUED)

Transactions involving the Company's warrant issuance are summarized as follows:

                                            Number      Weighted Average
                                           of shares     Exercise Price
                                           ---------     --------------

     Outstanding at December 31, 1999      2,858,000        $   5.30
                                           ==========       =========
     Granted                                      --              --
     Exercised                                    --              --
     Cancelled                                    --              --
                                           ----------       ---------
     Outstanding at December 31, 2000      2,858,000        $   5.30
                                           ==========       =========
     Granted                                 500,000            0.10
     Exercised                                    --              --
     Cancelled                                    --              --
                                           ----------       ---------
     Outstanding at December 31, 2001      3,358,000        $   4.53
                                           ==========       =========

The weighted-average fair value of warrants granted to shareholders during the years ended December 31, 2001 and 2000 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2001           2000
                                                           ----           ----
   Weighted average grant date fair value per share:      $0.15          $0.36
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date              3.89%          6.40%
       Expected stock price volatility                      21%            57%
       Expected dividend payout                               -              -
       Expected option life-years (a)                       5.0            5.0
       (a) The expected option life is based on contractual expiration dates.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2001.

                     Options Outstanding                              Options Exercisable
                     -------------------                              -------------------
                                             Weighted
                                              Average
                                             Contractual
                              Number            Life               Number           Weighted Average
       Exercise prices:     Outstanding       (Years)            Exercisable         Exercise Price
       ----------------     -----------       -------            -----------         --------------
                 $3.50           80,000         10.0                80,000                 $ 3.50
               $0.4044           60,000          5.0                60,000               $ 0.4044
               $0.4044          200,000         10.0               200,000               $ 0.4044
                                -------         ----               -------               --------
                                340,000         9.12               340,000                 $ 1.13
                                =======         ====               =======                 ======

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE J - WARRANTS AND STOCK OPTIONS (CONTINUED)

Transactions involving the Company's options issuance are summarized as follows:

                                                Number      Weighted Average
                                               of shares     Exercise Price
                                               ---------     --------------

     Outstanding at December 31, 1999           340,000       $    5.40
                                               =========      ===========
     Granted                                    260,000            0.4044
     Exercised                                       --              --
     Cancelled                                 (260,000)           5.40
                                               ---------      -----------
     Outstanding at December 31, 2000           340,000       $    1.13
                                               =========      ===========
     Granted                                         --              --
     Exercised                                       --              --
     Cancelled                                       --              --
                                               ---------      -----------
     Outstanding at December 31, 2001           340,000       $    1.13
                                               =========      ===========

The weighted-average fair value of stock options granted to shareholders during the years ended December 31, 2001 and 2000 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                            2001           2000
                                                            ----           ----
   Weighted average grant date fair value per share:       $0.15         $ 0.36
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date               3.89%          6.40%
       Expected stock price volatility                       21%            57%
       Expected dividend payout                                -              -
       Expected option life-years (a)                       9.12           9.12
       (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the warrants and non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $2,240,766 and $(0.81) in 2001 and $1,256,013 and $(0.55) in 2000, respectively.

NOTE K - STOCK INCENTIVE PLAN

The Company maintains a Stock Incentive Plan. Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of common stock may be issued; provided, however, that the maximum amount of common stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of option, stock appreciation rights, stock awards, or a combination thereof. No stock incentives were granted under the Stock Incentive Plan in 2001 and 2000.

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE L - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $4,463,216, which expire through 2021. The deferred tax asset related to the carryforward is approximately $1,517,400. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2001 are as follows:

              Non Current:
              Net operating loss carryforward                  $   1,517,400
              Valuation allowance                                (1,517,400)
                                                               -------------
              Net deferred tax asset                           $         --

NOTE M - ACQUISITION OF PHILLIPS & KING INTERNATIONAL, INCORPORATED

In August 2000, The Havana Group acquired 100% of the common stock of Phillips & King International, Inc., a distributor of tobacco and related products to wholesalers and retailers in the United States (see Note O). The value of assets acquired (excluding goodwill) was $2,927,799 and liabilities assumed was $1,918,723, for a net value of $1,009,076. The excess of the aggregate purchase price over the fair market value of net assets acquired of $106,789 was recorded as goodwill. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

The following summarizes the acquisition of P&K:

Cash paid                                                       $   (900,000)
Issuance of 450,000 shares of  common  stock                        (168,750)
Acquisition costs                                                    (47,115)
Assets acquired                                                    2,927,799
Liabilities assumed                                               (1,918,723)
Goodwill                                                             106,789
                                                                -------------
                                                                $         --
                                                                =============

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


NOTE N - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2001 and 2000, the Company incurred losses from continuing operations of $1,128,463 and $1,372,831, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE O- SUBSEQUENT EVENT

On March 12, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of $2,196,076 of the debt of Phillips & King, International, Inc. Net liabilities of $500,993 relating to the sale have been segregated on the December 31, 2001 Consolidated Balance Sheet. The results of operations for all years presented have been restated for the discontinued tobacco distribution business.

Net liabilities of discontinued operations at December 31, 2001 are as follows:

Assets sold                                                    $ 1,695,083
Liabilities assumed                                              2,196,076
                                                               ------------
Net liabilities of discontinued operations                     $  (500,993)
                                                               ============

Operating results for the discontinued operations for the years ended December 31, 2001 and 2000 were:

                                              2001                  2000
                                              ----                  ----
Sales                                     $ 8,113,898           $ 4,421,154
Expenses                                   (9,192,653)           (4,187,336)
                                          ------------          ------------
Net income (loss)                         $(1,078,755)          $   233,818
                                          ============          ============

                             THE HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

NOTE O- SUBSEQUENT EVENT (CONTINUED)

Included in the tobacco distribution liabilities assumed by the buyer was long-tem debt, which consisted of the following: at December 31, 2001:

Note payable, trade creditors of P&K, interest at 7% per annum, due in quarterly installments of $29,905, including interest, through June 2005, secured by
substantially all assets of P&K, subordinate to other secured indebtedness.               $ 363,464

Note  payable,   Cuba  Libre,   interest  at  7%  per  annum,  due  in  quarterly
installments  of  $23,603,  including  interest,  through  June 2005.  P&K was in
default on this note at December 31, 2001.                                                  327,522

Note  payable,  Cuba Libre,  interest at 7% per annum  (starting in August 2002), due in quarterly installments of $11,506,  including interest,  commencing August
2002 through June 2005.                                                                     125,000
                                                                                          ----------
                                                                                          $ 815,986
                                                                                          ==========

                                    PART III

Item 9.  Directors,  Executive Officers,  Promoters and Control Persons;
-------  ----------  -------------------  ------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

(a)      Identification of Directors
         ---------------------------

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:
                                            First
                                 Term of    Became        Principal
Name                    Age      Office     Director      Occupation
----                    ---      --------   --------    --------------

William L. Miller       65        (1)        1997       Chairman of the
                                                        Board, Chief
                                                        Executive Officer,
                                                        And Principal
                                                        Financial Officer of
                                                        The Company

John W. Cobb, Jr.       60        (1)        1997       Director of Marketing
                                                        Global Outreach
                                                        University of Maryland

Clark D. Swisher        50        (1)       3/31/00     Vice President,
                                                        Employee Benefits
                                                        Division of Leonard
                                                        McCormick Agency
-----------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(b)      Identification of Executive Officers.
         -------------------------------------

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

Business Experience
-------------------

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

         Gary J. Corbett has been President of the Company since February 1999. Mr. Corbett has over 25 years of management experience in the tobacco industry and has served the industry as a retail owner, franchise merchandiser, tobacco manufacturer, and direct marketing executive. Mr. Corbett was Vice President, Fred Stoker & Sons, Dresden, Tennessee, a manufacturer and direct marketer of tobacco products from 1992 to 1998, and Vice President and General Manager, World Tobacco, Ltd., Louisville, Kentucky from 1980 to 1992. Effective in April 2002 Mr. Corbett was laid off due to cash limitations of the Company.

         John W. Cobb, Jr., has been a Director of the Company since December 1997. Mr. Cobb is the Director of Marketing, Global Outreach, at the University of Maryland since October 1999. Previously, Mr. Cobb was a Senior Vice President of Marketing at McGraw-Hill Continuing Education center in Washington, DC from 1981-1999. From 1979-1981, he was the Vice President of Marketing and Syndication Sales for C.B.S., Inc., Columbia House Division in New York and Vice President, Direct Mail Marketing/Special Markets for Bell & Howell Consumer Products Group in Chicago (1969-1979). As a result of his experience, he has a comprehensive understanding of the direct mail business. Mr. Cobb has served as a director of Duncan Hill from 1993 to the present time. Mr. Cobb holds a Bachelors Degree in Economics, with a Minor in Marketing from Central College of Iowa and a Masters Degree in Marketing with a Minor in Management from the University of Iowa Graduate School of Business.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 2001.

Item 10. Executive Compensation
-------- ----------------------

                  The following table provides a summary compensation table with respect to the compensation of William L. Miller, the Company's Chief Executive Officer (CEO) for the past three years.

SUMMARY COMPENSATION TABLE
--------------------------

================== ======= =========== ========== =========== ======================================== =============
                                                                       Long Term Compensation
------------------ ------- ----------- ---------- ----------- ---------------------------------------- -------------
                           Annual Compensation                     Awards                  Payouts
------------------ ------- ----------- ---------- ----------- ------------ ------------- ------------- -------------

       (a)           (b)      (c)         (d)         (e)          (f)          (g)           (h)           (i)

                                                    Other                                                  All
Name                                                Annual     Restricted                                 Other
And                                                 Compen-      Stock                       LTIP         Compen-
Principal                                           sation      Award(s)     Number of     Payouts        sation
Position            Year    Salary ($) Bonus ($)      ($)       ($)  (3)      Options        ($)            ($)
------------------ ------- ----------- ---------- ----------- ------------ ------------- ------------- -------------
                   2001      -0-(4)       -0-        -0-          -0-          -0-           -0-           -0-
W. Miller,
Chief Executive    2000      -0-(4)       -0-        -0-          -0-        200,000 (3)     -0-           -0-
Officer (1)(2)
                   1999       -0-         -0-        -0-          -0-        200,000         -0-           -0-
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

(4)      Salary has been accrued but not paid at $100,000 per year

(5)      OPTION GRANTS TABLE

      The information provided in the table below provides information with respect to individual grants of stock options (or warrants) during fiscal 2000 to the Company's Chief Executive Officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END

OPTION/WARRANT VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 2001 by the Company's Chief Executive Officer and the fiscal year end value of the Company's unexercised options.

========================== ============== =============== ========================= =============================
           (a)                  (b)            (c)                  (d)                         (e)

                                                                Number of
                                                                Securities                    Value of
                                                                Underlying                  Unexercised
                               Shares                           Unexercised                  In-the-Money
                              Acquired                         Options/Warrants           Options/Warrants
                                 on           Value              at FY-End (#)              at Fy-End($)
                              Exercise       Realized           Exercisable/                 Exercisable/
         Name                    (#)          ($)(1)            Unexercisable             Unexercisable (1)
-------------------------- -------------- --------------- ------------------------- -----------------------------
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

EMPLOYMENT AGREEMENTS

         Pursuant to an employment agreement dated as of December 1, 1997, the Company employed William Miller ("Miller") as its Chairman of the Board and Chief Executive Officer over a term commencing on December 1, 1997 and expiring on December 31, 2002. On February 7, 2000, the Company extended Mr. Miller's one additional year to December 31, 2003 and agreed to sell to Mr. Miller 240,000 shares of Havana's Common Stock at the then fair market value of $.4044 per share. The agreement provides for the following compensation: (i) a base annual salary of $50,000 for 1998 (and each year thereafter) subject to increase to at least $100,000 for the beginning of the following fiscal year and the remainder of the term should the Company's gross revenues exceed $5,000,000 for the prior year; (ii) a cash bonus pool for key management personnel administered by the Board of Directors or a Compensation Committee under which a cash bonus will be paid to Miller in an amount ranging from 0% to 50% of Miller's prior year's base salary; (iii) five-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, which warrants on May 14, 1998 automatically converted into 200,000 Class A Warrants identical to those sold to the public in connection with its initial public offering; (iv) in the event the Company engages in any interim financing in order to raise capital for any venture, subsidiary acquisition or similar transaction, Miller shall have the option to participate in, or match the terms of, any such interim financing such that the terms offered to Miller are the same or similar to those terms offered to such non-affiliated third party, and Miller is given the opportunity to participate up to an amount equal to the amount of financing provided by any third party and (v) ten-year options to purchase 200,000 shares of the Company's Common Stock.

         As March 30, 2001, options to purchase 200,000 shares are vested and are currently exercisable at $.4044. On February 4, 2000 Mr. Miller's options which were originally exercisable at $6.00, subject to adjustment, were cancelled and were re-granted on terms identical to those in his original options except the exercise price was lowered to $.4044 per common share representing the market value of the Company's common stock at February 4, 2000. Reference is made to footnote 2 to Summary Compensation Table under "Executive Summary" for a discussion of a modification to Mr. Miller's employment contract which resulted in the issuance of 200,000 Class A Warrants in exchange for his waiver of a total of $42,000 of monies due him. In fiscal year 2000 and 2001, due to a lack of working capital, Mr. Miller's salary has been accrued at $200,000 but not paid. See Item 12 - Note and Security Interest.

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

         Pursuant to an agreement dated as of December 8, 1998, the Company entered into an employment contract effective February 1, 1999 with Gary J. Corbett pursuant to which he agreed to serve as President of the Company at a base salary of $80,000 per annum, bonuses to be determined by the Board of Directors and a signing bonus of $22,000 should he not receive this amount via a performance bonus from his prior employer. He was also granted options to purchase 80,000 shares of the Company's Common Stock at an exercise price of $3.50 per share with one-fourth of said options vesting on March 1, 1999 and thereafter the balance of the options vesting in three equal annual installments on the first three anniversary dates of the employment contract. The options contain certain provisions to decrease the exercise price similar to those provisions that apply to Mr. Miller's options, which are described above. The term of the employment contract commenced on February 1, 1999 and will expire on December 31, 2002. The contract may be terminated by Mr. Corbett on 120 days prior written notice, by mutual consent of the parties, by the Company for cause as defined in the contract and by the Company without cause on or before December 31, 1999. If terminated without cause prior to December 31, 1999, Mr. Corbett is entitled to four months termination pay. Termination without cause after January 1, 2000 shall result in the Company being required to pay Mr. Corbett termination pay equal to twelve months base salary. In April 2002 Mr. Corbett was laid off due to a lack of working capital.

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

DIRECTORS COMPENSATION

         The Company pays its directors who are not also employees of the Company $500 for each meeting attended and will reimburse such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Miller received options and other compensation pursuant to his employment contract as discussed under "Employment Contract." In December 1997, the Company granted options to purchase 30,000 shares to each of Messrs. Cobb and Stokkebye and subsequently cancelled such options and re-granted them in February 2000 as described above. In February 2000, the Board of Directors granted Clark D. Swisher options to purchase 30,000 shares of the Company's Common Stock.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The following table sets forth as of April 30, 2002, certain information with respect to the beneficial ownership of Common Stock and Series A and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.

                                                          SHARES OF                       SHARES OF SERIES A AND B
                                                         COMMON STOCK                          PREFERRED STOCK
                                                      BENEFICIALLY OWNED                     BENEFICIALLY OWNED
                                                      ------------------                     ------------------

  NAME AND ADDRESS OF                           NUMBER           PERCENT (3)            NUMBER          PERCENT(4)
  BENEFICIAL OWNER (1)                          ------           ------- ---            ------          ----------
  --------------------
     Duncan Hill (2)                             866,000(4)                 29.8      6,100,000(4)                 100%

     William L. Miller (5)                     1,506,000(5)                 45.6      6,100,000(6)                 100%

     John W. Cobb (2)(6)                             30,000                  1.0               -0-                  -0-

     Clark D. Swisher  (2)(6)                        15,000                    *               -0-                  -0-

     Gary Corbett (7)                                75,000                  2.5               -0-                  -0-

     All five Officers and Directors
     and Duncan Hill as a Group                   1,626,000                 47.4      6,100,000(6)                 100%

-----------------

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

Item 12. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

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

         (iv) On December 8, 1997, the Company sold 1,100,000 shares of its Series B Preferred Stock to Duncan Hill in exchange for Duncan Hill's assumption of $300,000 of indebtedness owing to an affiliate. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30 and December 31 commencing with March 31, 1998. All issued and outstanding shares of Series B Preferred Stock are owned by Duncan Hill. No Preferred Stock dividends have been paid as of December 31, 2001.

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

         (viii) In November 2001 the Company issued to William Miller, CEO, a secured promissory note for partial payment of wages due in the amount of $150,000. The promissory note is for a period of one year, bears interest at 6%, and is secured by the assets of the Company. See Item 10.8.

         (ix) In September 2001 the Company entered into an agreement with Equity Securities, Inc, for the performance of certain services. Equity Securities Inc. was paid in the form of a warrant for 500,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrant expires in September 2006. See Exhibits, Item 4.4.

Item 13.   Exhibits and Reports on Form 8-K.
--------   ---------------------------------

(a)      Exhibits
         --------

All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

         2.0      Certificate of Merger (Ohio)
         2.1      Certificate of Merger (Delaware)
         2.2      Agreement and Plan of Merger
         3.0      Certificate of Incorporation
         3.1      Designation of Rights of Series A and Series B Preferred Stock
         3.2      By-Laws
         3.3 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock
         4.0      Specimen of Common Stock
         4.1      Specimen of Class A Warrant
         4.2      Form of Underwriter's Unit Purchase Option
         4.3      Form of Warrant Agreement
         4.4      Equity Securities Inc. Warrant Agreement filed herewith.
         10.0     Employment Agreement with William L. Miller
         10.1     Agreement with Kids Stuff, Inc. as of January 1, 1998
         10.2     1997 Long-Term Incentive Plan
         10.3     Duncan Hill lease for principal office
         10.4     First Amendment to Exhibit 10.3 lease
         10.5     Kids Stuff credit facility with United National Bank
         10.6     Registrant's guarantee of Exhibit 10.5 (included in Exhibit
                  10.5)
         10.7 Employment Agreement dated as of December 8, 1998 with Gary Corbett.**

--------------

** Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.

(b)      Reports on Form 8-K
         -------------------

         During the three months ended December 31, 2001, a Form 8-K was filed regarding a change in accounting firms.

                                   SIGNATURES

              Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE HAVANA GROUP, INC.


                                                    By: /s/ William L. Miller
                                                        -----------------------
                                                        William L. Miller,
                                                        Chief Executive Officer


Dated: Canton, Ohio
       May 20, 2001


              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signatures          Titles                                 Date
         ----------          ------                                 ----

/s/ William L. Miller        Chairman of the
---------------------------  Board, Chief Executive Officer,
William L. Miller            Principal Financial Officer,
                             Treasurer and Secretary              May 20, 2002


/s/ John Cobb                Director                             May 20, 2002
---------------------------
John Cobb


/s/ Clark D. Swisher         Director                             May 20, 2002
---------------------------
Clark D. Swisher