Form 10QSB
period 2002-03-31
HAVANA GROUP INC
filed 2002-05-21
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31. 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.




                         Commission file number 0-24269


                             THE HAVANA GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               34-1454529
     (State or jurisdiction of
    incorporation or organization)           (Employer Identification No.)

                   5701 Mayfair Road North Canton, Ohio 44720
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (330) 492-8090

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $ .001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of May 17, 2002, the Registrant had 2,905,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             THE HAVANA GROUP, INC.


                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31 ,2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Condensed  Balance Sheet:
                  March 31, 2002

                  Consolidated Condensed Statements of Losses:
                  Three Months Ended March 31 ,2002 and 2001


                  Consolidated Condensed Statements of Cash Flows:
                  Three Months Ended March 31, 2002 and 2001

                  Notes to Consolidated Condensed Financial Statements:
                  March 31, 2002

         Item 2.  Management Discussion and Analysis

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             THE HAVANA GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                      March 31,
                                                                        2002
                                                                    ------------
                                                                    (Unaudited)
                                     ASSETS

Current Assets:
   Cash                                                             $    13,519
   Accounts receivable, net                                              41,714
   Inventories, at cost                                                 183,097
   Prepaid expenses and other                                             8,863
                                                                    ------------
   Total Current Assets                                                 247,193

Property, Plant & Equipment, net of accumulated depreciation            152,365
Other assets, net                                                       142,866

Total Assets                                                        $   542,424
                                                                    ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                         $   530,564
   Due to related parties and other                                     379,547
                                                                    ------------
   Total current liabilities                                            910,111


Deficiency in Stockholders' Equity
   Series A Preferred stock                                               5,000
   Series B Preferred Stock                                               1,100
   Common stock                                                           2,905
   Additional Paid In Capital                                         7,068,582
   Accumulated deficit                                               (7,445,274)
                                                                    ------------
   Total deficiency in stockholders' equity                            (367,687)

                                                                    $   542,424
                                                                    ============

  See accompanying footnotes to the unaudited consolidated financial statements

                             THE HAVANA GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                               2002          2001
                                                           ------------   ------------

Revenue
   Net sales                                               $   130,459    $   416,456
Cost of Sales                                                   55,873        314,761
                                                           ------------   ------------
Gross Profit                                                    74,586        101,695
Operating Expenses
  Selling, General & Administrative                            181,162        166,381
  Interest Expense                                                   0              0
  Depreciation and Amortization Expense                         18,217         41,061
                                                           ------------   ------------
  Total Operating Expenses                                     199,379        207,442
Net loss from Operations                                      (124,793)      (105,747)
Other income (expense)                                              --             --
                                                           ------------   ------------
Loss from continuing operations, before income
taxes and discontinued operations                             (124,793)      (105,747)
Income taxes (benefit)                                              --             --
                                                           ------------   ------------
Loss from continuing operations, before discontinued          (124,793)      (105,747)
operations
Loss from discontinued operations                             (180,538)       (57,832)
Income on disposal of discontinued operations                  500,993             --
                                                           ------------   ------------
Net Income ( Loss)                                         $   195,662       (163,579)
                                                           ============   ============

Preferred stock dividends                                            0              0
                                                           ============   ============
Income (loss) available to common stockholders             $   168,162    $  (171,969)
Loss per common share (basic and assuming dilution) :      $       .06    $      (.06)
Continuing operations                                             (.05)          (.04)
Discontinued operations                                            .11           (.02)
Weighted average shares outstanding                          2,905,000      2,855,000

  See accompanying footnotes to the unaudited consolidated financial statements

                             THE HAVANA GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                Three Months Ended March 31,
                                                                      2002         2001
                                                                   ----------   ----------
Cash flows from operating activities:
     Net income (loss) for the period from continuing operations   $(124,793)   $(105,747)
     Adjustments to reconcile net income to net cash:
          Income (loss) from discontinued operations                 320,455      (57,832)
          Depreciation and amortization                               18,217       41,061
          Change in:
               Current Assets                                         (9,436)     (22,593)
               Current liabilities                                  (217,560)     165,729
                                                                   ----------   ----------
     Net cash (used) from operating activities                       (13,117)      20,618
Cash flows (used in) provided by  investing activities:                   --       (3,853)
Cash flows (used in)/provided by financing activities:                    --     (113,593)
Net increase in cash and cash equivalents                            (13,117)     (96,828)
                                                                   ----------   ----------
Cash and cash equivalents at January 1,                               26,636      123,464
Cash and cash equivalents at March 31,                             $  13,519    $  26,636
                                                                   ==========   ==========

Supplemental Information:
     Cash paid during the period for interest                              0            0
     Cash paid during the period for income taxes                          0            0

  See accompanying footnotes to the unaudited consolidated financial statements

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.


Basis of Presentation

The Havana Group, Inc. ("Havana" or the "Company") is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc. and its wholly owned subsidiary Monarch Pipe Company ("Monarch"). Monarch Pipe Company manufactures smoking pipes and sells them exclusively to Havana. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B- SALE OF PHILIPS & KING, INTERNATIONAL

On March 12, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of $2,196,076 of the debt of Phillips & King, International, Inc. The results of operations for all prior periods presented have been restated for the discontinued tobacco distribution business.

Operating results for the discontinued operations for the three months ended March 31, 2002 and 2001 were:

                                                    2002                 2001
                                                 ------------       ------------
          Sales                                  $   461,856        $ 2,256,491
          Expenses                                   644,561          2,304,768
                                                 ------------       ------------
          Net income (loss)                      $  (182,705)       $   (48,277)
                                                 ============       ============

The following summarizes the gain on the disposition of the tobacco distribution business segment:


          Debts assumed                                             $ 2,196,076
          Net assets disposed of                                      1,695,083
                                                                    ------------
          Net gain on disposal                                      $  (500,993)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 AND 2001


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

OVERVIEW

The Company is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers



THREE MONTHS ENDED MARCH 31, 2002
---------------------------------


Revenue
-------

Our Company's revenues decreased 68.7%, from $416,456 in 2001 to $130,459 in 2002. We derive our revenues principally from the circulation of our catalogs, and in the first quarter of 2002 we did not mail any catalogs due to a lack of cash. Our first mailing in 2002 was on May 1st, and we are dependent upon the success of that mailing to maintain our business operation.


Costs and Expenses
------------------

The Company's costs and expenses increased from $207,442 in 2001 to $199,379 in 2002. This was due to a fairly high percentage of fixed and semi-fixed expenses in our overall cost structure. We anticipate that we will reduce our expenses in the second quarter, but we are still dependent upon increasing our sales from the levels of the past quarter.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a deficit in working capital of $662,918 compared to a deficit in working capital of $ 406,429 at December 31, 2001, a decrease in working capital of $256,489. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at March 31, 2002 as compared to December 31, 2001.

As a result of the Company's operating loss of $ 124,793 during the three months ended March 31, 2002, the Company generated cash flow deficit of $ 13,117 from operating activities, adjusted principally for depreciation and amortization of $ 18,217. The Company met its cash requirements during the first three months of 2002 through the disposal of discontinued operations.

While the Company has raised capital to meet its working capital requirements, additional financing is required for us to continue our business operations. The Company is seeking financing in the form of equity and debt in order to provide for working capital, and believes that, if it is not able to obtain financing on terms acceptable to the Company, it will be forced to sell, merge, or operate the business on a reduced basis. There are no assurances the Company will be successful in raising the funds required.

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

The Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than previously disclosed in the Company's December 31, 2001 SEC Form 10KSB, There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.



Item 2.  Changes is Securities and Use of Proceeds

(a)      None
(b)      None
(c)      None





Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      None.

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   The Havana Group, Inc.
                                                   (Registrant)


Date: May 20, 2002                             By: /s/
                                                   -----------------------------