Form 10QSB
period 2002-06-30
HAVANA GROUP INC
filed 2002-08-14
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.




                         Commission file number 0-24269


                             THE HAVANA GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           34-1454529
           --------                                           ----------
   (State or jurisdiction of                       (Employer Identification No.)
incorporation or organization)


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

         As of August 13, 2002, the Registrant had 2,905,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             THE HAVANA GROUP, INC.


                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets:
                June 30, 2002 and December 31, 2001

             Consolidated Condensed Statements of Losses:
                Three and Six Months Ended June 30, 2002 and 2001

             Consolidated Condensed Statements of Cash Flows:
                Three and Six Months Ended June 30, 2002 and 2001

             Notes to Unaudited Consolidated Condensed Financial Information:

    Item 2.  Management Discussion and Analysis

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                                     THE HAVANA GROUP, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   (Unaudited)
                                                                  June 30, 2002  December 31, 2001
                                                                   ------------   ------------
ASSETS
CURRENT ASSETS
Cash                                                               $        --    $    26,636
Accounts receivable, net of allowance                                    5,206         12,407
Inventories                                                            243,894        182,190
Due from affiliates                                                      5,593             --
Prepaid expenses                                                        14,301          8,863
Other receivable                                                            --          7,661
                                                                   ------------   ------------
Total current assets                                                   268,994        237,757

PROPERTY, PLANT AND EQUIPMENT
Leasehold improvements                                                 109,320        109,320
Furniture and fixtures                                                  21,276         21,276
Data processing equipment                                               62,533         62,533
Website development                                                    111,324        111,324
Machinery and equipment                                                 43,267         43,267
                                                                   ------------   ------------

                                                                       347,720        347,720
Less: accumulated depreciation                                         267,178        182,227
                                                                   ------------   ------------
                                                                        80,542        165,493

OTHER ASSETS
Customer lists                                                         889,000        889,000
Trademarks                                                              17,949         17,949
Catalog and product development                                         35,914         35,914
                                                                   ------------   ------------
                                                                       942,863        942,863
     Less: accumulated amortization                                    823,328        764,282
                                                                   ------------   ------------
                                                                       119,535        178,581
                                                                   ------------   ------------
                                                                   $   469,071    $   581,831
                                                                   ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                               946,238        596,806
Due to affiliate                                                        49,765         47,380
                                                                   ------------   ------------
Total current liabilities                                              996,003        644,186

Net liabilities of discontinued operation                                   --        500,993

COMMITMENTS AND CONTINGENCIES                                               --             --

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding at
  June 30, 2002 and December 31, 2001                                    5,000          5,000
Series B - 1,100,000 shares issued and outstanding at
  June 30, 2002 and December 31, 2001                                    1,100          1,100
Common stock - $.001 par value, 25,000,000 shares authorized;
  2,905,000 shares issued and outstanding at June 30, 2002 and
  December 31, 2001 (aggregate liquidation preference,
  including dividends in arrears, totaling
  $495,000 as of June 30, 2002)                                          2,905          2,905
Additional paid-in capital                                           7,068,583      7,068,582
Accumulated deficit                                                 (7,604,520)    (7,640,936)
                                                                   ------------   ------------
Total deficiency in stockholders' equity                              (526,932)      (563,349)
                                                                   ------------   ------------
                                                                   $   469,071    $   581,830
                                                                   ============   ============


       See accompanying notes to unaudited consolidated condensed financial information.



                                           THE HAVANA GROUP, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF LOSSES
                                                 (UNAUDITED)


                                                  Three Months ended June 30      Six Months ended June 30
                                                      2002           2001          2002            2001
                                                  ------------   ------------   ------------   ------------
NET SALES                                         $   143,272    $   390,779    $   273,731    $   807,467

COST OF SALES                                          59,103        220,350        114,976        460,021
                                                  ------------   ------------   ------------   ------------

GROSS PROFIT                                           84,169        170,429        158,755        347,446

OPERATING EXPENSES:
Selling, General & Administrative Expenses            243,416        314,728        442,795        586,541
                                                  ------------   ------------   ------------   ------------
                                                      243,416        314,728        442,795        586,541

NET LOSS FROM CONTINUING OPERATIONS,
BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS      (159,247)      (144,299)      (284,040)      (239,095)

Income Taxes (benefit)                                     --             --             --             --

NET LOSS FROM CONTINUING OPERATIONS,
BEFORE DISCONTINUED OPERATIONS                       (159,247)      (144,299)      (284,040)      (239,095)

Loss from Discontinued Operations                          --       (181,962)      (180,538)      (250,745)
Income from disposal of discontinued operations            --             --        500,993             --
                                                  ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                 $  (159,247)   $  (326,261)   $    36,415    $  (489,840)
                                                  ============   ============   ============   ============

Preferred stock dividends                             (27,500)       (27,500)       (55,000)       (55,000)
Income (Loss) available to common shareholders    $  (186,747)   $  (353,761)   $   (18,585)   $  (544,840)
Earnings (loss) per common share
  (basic and assuming dilution)                   $     (0.06)   $     (0.12)   $     (0.01)   $     (0.19)
Continuing Operations                             $     (0.06)   $     (0.06)   $     (0.12)   $     (0.10)
Discontinued Operations                           $        --    $     (0.06)   $      0.11    $     (0.09)
Weighted average shares outstanding
                                                    2,905,000      2,897,308      2,905,000      2,876,271



              See accompanying notes to unaudited consolidated condensed financial information.


                               THE HAVANA GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                           Six Months ended June 30
                                                              2002         2001
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations                      $(284,039)   $(239,095)
Loss from discontinued operations                           (180,538)    (250,745)
Income from disposal of discontinued operations              500,993           --
Adjustments to reconcile net (loss) to net cash
  provided by (used in) Operating activities:
    Depreciation and amortization                            143,997       64,818
    Common stock issued for services                              --       15,500
    (Increase) decrease in:
       Accounts receivable                                     7,201      (36,457)
       Inventory                                             (61,704)     525,987
       Prepaid expenses                                       (5,438)       7,381
       Deposit and other assets                                7,661      (10,995)
       Deferred catalog expense                                   --       54,255
    Increase (decrease) in:
       Accounts payable and other liabilities               (151,561)      88,937
                                                           ----------   ----------
Net cash provided by (used in) from operating activities     (23,428)     219,586

Cash flows from investing activities:
Purchase of Property and Equipment                                --       (8,228)
Investment in Catalog and Product Development                     --          (27)
                                                           ----------   ----------
Net cash provided by (used in) investing activities
                                                                  --       (8,255)

Cash flows from financing activities:
Change in due to/from affiliates, net                         (3,208)     (49,738)
Sales of common stock                                             --           --
Payments on line of credit, net                                   --     (216,650)
Payments on long-term debt                                        --      (79,153)
                                                           ----------   ----------
Net cash provided by (used in) financing activities           (3,208)    (345,541)

Net increase (decrease) in cash and cash equivalents         (26,636)    (134,210)
Cash and cash equivalents at the beginning of the period      26,636      193,898
                                                           ----------   ----------
Cash and cash equivalents at the end of the period         $      --    $  59,688
                                                           ==========   ==========

 See accompanying notes to unaudited consolidated condensed financial information.



                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

The Havana Group, Inc. ("Havana" or the "Company") is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc. and its wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Philips & King, International, Inc. ("P &K"), collectively the "Company". On March 12, 2002 the Company disposed of P & K, and the results of operations for all prior periods presented have been restated for the discontinued tobacco distribution business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Subsequent Event
----------------

On July 29, 2002, the Company arrived at an agreement in principal to acquire 100% of the common stock of Bible Resources, Inc. ("Bible") in exchange for 10.9 million common shares of the Company. Bible Resources, Inc. is a newly formed Nevada corporation organized for the purpose of exploring and developing oil and gas resources on a worldwide basis. Bible currently has an agreement to purchase an effective 50% interest in the Santa Rosa property in Argentina for the sum of $1.4 million. The Company anticipates completing agreements for the purchase during the third quarter of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements
--------------------------

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

OVERVIEW

The Company is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001.
--------------------------------------------------------------------------------

Revenue

Our Company's revenues decreased 63.3%, from $390,779 to $143,272 for the three months ended June 30, 2001 and 2002, respectively. We mailed approximately 40,000 catalogs on May 1, 2002, our first mailing in the year 2002. Our reduced mailings were due to a lack of cash. Our sales from the mailing at May 1, 2002 were less than anticipated, and we believe that our customers have found other competitors from which to buy their merchandise. In order to restore our business to last year's levels, our Company will require a significant cash infusion for working capital purposes

Costs and Expenses

The Company's operating expenses decreased from $314,728 to $243,416 for the three months ended June 30, 2001 and 2002, respectively. The drop in expenses is 22.7% compared with the same period in 2001. We anticipate that we can further reduce our expenses, but we are still dependent upon increasing our sales from past levels in order to stay in business.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

Revenue

Our Company's revenues decreased 66.1%, from $807,467 to $273,731 for the six months ended June 2001 and 2002, respectively. We derive our revenues principally from the circulation of our catalogs, and in the six months ended June 30, 2002 we mailed approximately 40,000 catalogs compared with approximately 120,000 in the same period in 2001. Our reduced mailings were due to a lack of cash. Our first mailing in 2002 was on May 1st, and we are dependent upon the success of that mailing to maintain our business operation.

Costs and Expenses

The Company's operating expenses decreased from $586,541 to $442,795 for the six months ended June 30, 2001 and 2002, respectively. Depreciation and amortization charges were $143,997 for the six months ended June 30, 2002 and $64,818 for the same period in 2001. Actual operating expenses without depreciation and amortization expense were $298,798 in 2002 compared with $521,723 in 2001. This drop in expenses of 41% is significant, but represents an expense level of 105.1% of revenues. We anticipate that we will further reduce our expenses, but we are still dependent upon increasing our sales from past levels in order to stay in business.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a deficit in working capital of $727,009 compared to a deficit in working capital of $406,429 at December 31, 2001, a decrease in working capital of $320,580. The decrease in working capital was substantially due to the increase in obligations to vendors and accrued expenses of the Company at June 30, 2002 as compared to December 31, 2001.

As a result of the Company's operating loss of $ 284,040 during the six months ended June 30, 2002, the Company generated cash flow deficit of $ 23,428 from operating activities, adjusted principally for depreciation and amortization of $143,997.

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

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations. The Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

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


                                                   The Havana Group, Inc.
                                                   (Registrant)


Date: August 13, 2002, 2002                        By: /s/ William Miller
                                                       -------------------------