Form 10QSB/A
period 2002-06-30
HAVANA GROUP INC
filed 2002-08-27
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A

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

As of August 23, 2002, the Registrant had 3,355,000 shares of common stock issued and outstanding, after giving effect to the Registrant's obligation to issue the following: 400,000 shares to two persons in connection with certain loans made to the Registrant totaling $100,000, inclusive of 200,000 shares to the Registrant's Chief Executive Officer and 50,000 shares issued in lieu of professional services.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three and six month perriods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BASIS OF PRESENTATION/ DISCONTINUATION OF BUSINESS OF P&K
---------------------------------------------------------

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

         In March 2002, P&K was unable to continue to meet its payroll and other obligations as they became due. Accordingly, on March 12, 2002, P&K made an assignment for the benefit of its creditors and ceased its operations. P&K turned its assets over to an independent third party acting as a trustee who sold the assets and made a distribution to P&K's creditors. The results of operations for all prior periods presented have been restated for the discontinued tobacco distribution business. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION
----------------

         Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

SUBSEQUENT EVENTS
-----------------

         On July 29, 2002, the Company entered into an agreement in principal to acquire 100% of the common stock of Bible Resources, Inc. ("Bible") in exchange for 10.9 million common shares of the Company. Bible is a newly formed Nevada corporation organized for the purpose of exploring and developing oil and gas resources on a worldwide basis. Bible currently has no assets other than an agreement to purchase an effective 50% interest in the Santa Rosa property in Argentina for the sum of $1.4 million. It has been represented to Management that the Santa Rosa property has an estimated 197,000,000 barrels of oil reserves based on seismic data and reports of an independent geologist who has experience with the Santa Rosa property since 1988. The Company and Bible will require up to $2,500,000 of initial financing from the sale of the Company's securities to be received no later than September 30, 2002. Of the $2,500,000, $1,400,000 would be used to secure Bible's 50% interest in the Santa Rosa property and the balance would be available for working capital and debt reduction. Bible's 50% interest in the Santa Rosa property will be significantly diluted if the Company is unable to raise substantial additional capital in the future to invest in the operations of the Santa Rosa property. While the Company anticipates completing the acquisition of Bible in its third quarter of 2002, there can be no assurances given in this regard as the finalization of any transaction is subject to satisfactory due diligence, and the execution of a definitive agreement.

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

OVERVIEW

         The Company has historically derived revenues primarily from the sale of pipes, cigars and smoking accessories purchased from a variety of manufacturers through its full color mail order catalogs, its website under the name Smokecheap.com, its retail store located in Canton, Ohio and its clubs which offer its customer base discounted prices ordered through the Company's catalogs in return for an annual membership fee, currently $20 per year. During the six months ended June 30, 2002, substantially all revenues resulted from the Company's mail order business to customers in the United States. The Company intends to sell, or liquidate and then close, its retail store in the near future. If working capital permits, the Company expects to advertise and promote its website operations and to increase mailings of its catalogs to customers and potential customers based on mailing lists leased or purchased from third parties to attempt to increase the Company's sales. No assurances can be given that the Company's plans to increase sales in future operating periods will be successful or that the Company will be able to obtain sufficient working capital to permit it to continue its historical operations as a going concern.

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.
--------------------------------------------------------------------------------

REVENUE

         Our Company's revenues decreased 63.3%, from $390,779 to $143,272 for the three months ended June 30, 2001 and 2002, respectively. We mailed approximately 40,000 catalogs on May 1, 2002, our first mailing in the year 2002. Our reduced mailings were due to a lack of cash. Our sales from the mailing at May 1, 2002 were less than anticipated, and we believe that our customers have found other competitors from which to buy their merchandise. In order to restore our business to last year's levels, our Company will require a significant cash infusion for working capital including, without limitation, for catalog production, advertising and promotion and other related efforts to attempt to increase sales.

COSTS AND EXPENSES

         The Company's operating expenses decreased from $314,728 to $243,416 for the three months ended June 30, 2001 and 2002, respectively. The drop in expenses is 22.7% compared with the same period in 2001. We anticipate that we can further reduce our expenses by closing our retail store, but we are still dependent upon increasing our sales from past levels in order to stay in business as a going concern.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001
-------------------------------------------------------------------------

REVENUE

         Our Company's revenues decreased 66.1%, from $807,467 to $273,731 for the six months ended June 2001 and 2002, respectively. We derive our revenues principally from the circulation of our catalogs, and in the six months ended June 30, 2002 we mailed approximately 40,000 catalogs compared with approximately 120,000 in the same period in 2001. Our reduced mailings were due to a lack of cash. Our first mailing in 2002 was on May 1st, and we are dependent upon the success of that mailing to maintain our business operation. In order to restore our business to last year's levels, our Company will require a significant cash infusion for working capital including, without limitation, for catalog production, advertising and promotion and other related efforts to attempt to increase sales.

COSTS AND EXPENSES

         The Company's operating expenses decreased from $586,541 to $442,795 for the six months ended June 30, 2001 and 2002, respectively. Depreciation and amortization charges were $143,997 for the six months ended June 30, 2002 and $64,818 for the same period in 2001. Actual operating expenses without depreciation and amortization expense were $298,798 in 2002 compared with $521,723 in 2001. This drop in expenses of 41% is significant, but represents an expense level of 105.1% of revenues. We anticipate that we will further reduce our expenses, but we are still dependent upon increasing our sales from past levels in order to stay in business as a going concern.

         As described in the notes to financial statements, the Company's subsidiary, P&K, made an assignment for the benefit of creditors on March 12, 2002. Loss from discontinued operations was $180,538 for the six months ended June 30, 2002 as compared to a loss of $250,745 for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company realized income from the disposal of discontinued operations of $500,993.

PLANS AND COMMITMENTS

         As described in the consolidated notes to financial statements, the Company has entered into an agreement in principal to acquire Bible. The operations of Bible and the Company's tobacco, cigars, smoking pipes and accessory business is dependent upon the successful completion of additional private financing of between $1,600,000 and $2,500,000. There can be no assurances given that such financing can be obtained on terms satisfactory to the Company, if at all. If obtained, the amount of such financing may be inadequate to maintain the operations of both the Company's historical business and the planned operations of Bible. In such event, the Company may be required to sell or cease its historical operations.

         The Company has a working capital deficit of $727,009 as of June 30, 2002 and a stockholders' deficiency of $526.,932. If the Company is successful in raising additional financing, Management intends to attempt to settle or restructure its outstanding debt. There can be no assurances given that these efforts will be successful.

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

         As a result of the Company's operating loss of $ 284,040, a loss from discontinued operations of $180,538 and a decrease in accounts payable and other liabilities of $151,561 during the six months ended June 30, 2002, the Company generated cash flow deficit of $ 23,428 from operating activities, adjusted principally for depreciation and amortization of $143,997 and a loss from the disposal of discontinued operations of $500,993. During the six months ended June 30, 2002, no cash was provided from investing activities as compared to net cash was used in investing activities to principally purchase property and equipment during the six months ended June 30, 2001. During the six months ended June 30, 2002, $3,208 was used in financing activities as compared to $345,541 for the comparable period of the prior year. During the six months ended June 30, 2001, a net of $216,650 was used to make payments on a line-of-credit and $79,153 was used to reduce long term debt. At June 30, 2002, the Company had zero cash.

         In August 2002, the Company borrowed $50,000 from William Miller and $50,000 from Chet Idziszek, who became a director of the Company in August 2002. The $100,000 in loans were was necessary to keep the Company in business while it attempted to acquire Bible and secure additional financing, of which there can be no assurances given. As an inducement for these loans, the Company agreed to issue 200,000 shares of its Common Stock to each lender. These loans are repayable in 60 days from August 13, 2002, together with interest at the rate of 6% per annum. Due to the Company's working capital deficit, the Company has been accruing salary for its Chief Executive Officer at the rate of $8,333 per month. Mr. Miller has, in the past loaned money to the Company. As of July 29, 2002, Mr. Miller was owed approximately $240.000 in accrued salaries and outstanding loans. On July 29, 2002, Mr. Miller and the Company, subject to approval of the disinterested members of the Board of Directors which was obtained in August 2002, agreed that Mr. Miller has the right to convert all or a portion of his indebtedness into shares of the Company's Common Stock or convertible notes based upon $0.045 per share.

         While the Company has raised minimal cash of $100,000 to meet its current working capital requirements, substantial additional financing is required for us to continue our business operations and to invest in Bible and the Santa Rosa property. The Company is seeking financing in the form of equity and debt in order to provide for such requirements. Management believes that, if it is not able to obtain financing on terms acceptable to the Company, it will be forced to sell its business or operate its business on a reduced basis. There are no assurances the Company will be successful in raising the required funds.

         In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations and accrued salaries of its chief executive officer. The Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

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

OTHER EVENTS
------------

         In August 2002, the Company's Board of Directors was expanded to four members and included William Miller, Chief Executive Officer, and three new directors namely, Chet Idziszek, Orin Atkins and Richard DeY Manning. John Cobb and Clark D. Swisher resigned from the Board to pursue other business interests. The Company deemed all of Messers. Cobb and Swisher's 30,000 options exercisable at $.4044 per share held by each to be fully vested. Five year options to purchase 400,000 shares at $.25 per share were granted to each new board member with a vesting schedule of 150,000 on the date of grant, 125,000 shares in August 2003 and 125,000 shares in August 2004 with 100% vesting to occur when the Company has pre-tax profits of $500,000 in any calendar year.

         In August 2002, the Company's Board of Directors approved the following:

         o Subject to stockholder approval, an increase in the authorized number of shares of Common Stock from 25,000,000 to 75,000,000.

         o The July 29, 2002 sale of 50,000 shares of its Common Stock for legal services rendered in lieu of the payment of cash.

         o The July 29, 2002 hiring of a manager of marketing and business development in exchange for 60,000 shares of its Common Stock to be issued monthly over a period of six months, for a total of 300,000 shares. Such shares will be registered on a Form S-8 Registration Statement to be filed by the Company with the Securities and Exchange Commission.

         o The agreement in principal to acquire Bible in exchange for 10.9 million shares of the Company's Common Stock, subject to final approval after completion of due diligence, the execution of a definitive agreement in form satisfactory to the Board and obtaining additional financing.

         o Authorizing Mr. Miller to attempt to restructure the approximate $49,000 owed to Kids Stuff, Inc., an affiliate of the Company, by issuing a promissory note on terms satisfactory to the parties.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than previously disclosed in the Company's December 31, 2001 SEC Form 10KSB, there are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

ITEM 2. CHANGES IS SECURITIES AND USE OF PROCEEDS

See Part I for a discussion of the Company's commitment to issue unregistered shares of common stock approved by the Board of Directors in August 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION

See Other Events in Part I.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a). All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

       2.0   Certificate of Merger (Ohio)
       2.1   Certificate of Merger (Delaware)
       2.2   Agreement and Plan of Merger
       3.0   Certificate of Incorporation
       3.1   Designation of Rights of Series A and Series B Preferred Stock
       3.2   By-Laws
       3.3 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock
       4.0   Specimen of Common Stock
       4.1   Specimen of Class A Warrant
       4.2   Form of Underwriter's Unit Purchase Option
       4.3   Form of Warrant Agreement
      10.0   Employment Agreement with William L. Miller
      10.1   Agreement with Kids Stuff, Inc. as of January 1, 1998
      10.2   1997 Long-Term Incentive Plan
      10.3   Duncan Hill lease for principal office
      10.4   First Amendment to Exhibit 10.3 lease
      10.5   Kids Stuff credit facility with United National Bank
      10.6   Registrant's guarantee of Exhibit 10.5 (included in Exhibit 10.5)
      10.7   Employment Agreement dated as of December 8, 1998 with Gary
               Corbett.**
      10.8  Agreement in Principal to acquire Bible*
      10.9  Amendment to Mr. Miller's Employment Agreement*
      11.0  Earnings per share -See Consolidated condensed statement of losses
      99.0  Certification of CEO & CFO*
      -------------------------
          *Filed herewith

          **Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.

(b) Reports on Form 8-K

There are no reports on Form 8-k filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE HAVANA GROUP, INC.
                                  (Registrant)

DATE: AUGUST 23, 2002                        BY: /S/ WILLIAM MILLER
                                                 -------------------------