Form 10QSB
period 2002-09-30
HAVANA GROUP INC
filed 2002-11-20
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

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

         As of November 10, 2002, the Registrant had 16,815,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             THE HAVANA GROUP, INC.


                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheet:
            September 30, 2002

         Consolidated Condensed Statements of Operations:
            Three and Nine Months Ended September 30, 2002 and 2001

         Consolidated Condensed Statements of Cash Flows:
            Three and Nine Months Ended September 30, 2002 and 2001

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

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                                   THE HAVANA GROUP, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEET

                                                                (Unaudited)
                                                                September 30,  December 31,
                                                                    2002          2001
                                                                ------------   ------------
                            ASSETS
CURRENT ASSETS
Cash                                                            $     6,945    $    26,636
Accounts receivable, net of allowance                                 1,180         12,407
Inventories, at cost                                                193,738        182,190
Due from affiliates                                                   6,658              0
Prepaid expenses                                                     20,473         16,524
                                                                ------------   ------------
     Total current assets                                           228,994        237,757

PROPERTY, PLANT AND EQUIPMENT, NET                                   74,972        165,493

INTANGIBLE AND OTHER ASSETS, NET                                    119,969        178,581

                                                                $   423,935    $   581,831
                                                                ============   ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                        $   528,433    $   596,806
Due to affiliate                                                     40,178         47,380
                                                                ------------   ------------
      Total current liabilities                                     568,611        644,186
Notes Payable                                                       250,000              0


DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value, 10,000,000
  shares authorized:
Series A - 5,000,000 shares issued and outstanding at
  September 30, 2002 and December 31, 2001                            5,000          5,000
Series B - 1,100,000 shares issued and outstanding at
  September 30, 2002 and December 31, 2001                            1,100          1,100
Common stock - $.001 par value, 25,000,000 shares authorized;
  5,915,000 and 2,905,000 shares issued and outstanding at
  September 30, 2002 and December 31, 2001                            5,915          2,905
Additional paid-in capital                                        7,194,923      7,068,582
Accumulated deficit                                              (7,601,614)    (7,640,936)
                                                                ------------   ------------
    Total (deficiency) stockholders' equity                        (394,676)      (563,349)
                                                                ------------   ------------
                                                                $   423,935    $   581,831
                                                                ============   ============


     See accompanying notes to unaudited consolidated condensed financial information.

                                         THE HAVANA GROUP, INC.
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                   Three Months ended            Nine Months ended
                                                      September 30,                 September 30,
                                                  2002           2001           2002            2001
                                              ------------   ------------   ------------   ------------
NET SALES                                     $   144,805    $    96,396    $   418,536    $   903,863

COST OF SALES                                      59,442         11,575        174,418        471,596
                                              ------------   ------------   ------------   ------------
GROSS PROFIT                                       85,363         84,821        244,118        432,267

OPERATING EXPENSES:
Selling, General & Administrative
  Expenses                                        147,567        313,089        590,362        899,630
                                              ------------   ------------   ------------   ------------
                                                  (62,204)       228,268       (346,244)      (467,363)

NET LOSS FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES AND DISCONTINUED
  OPERATIONS                                      (62,204)      (228,268)      (346,244)      (467,363)

Income Taxes (benefit)                                 --             --             --             --
                                              ------------   ------------   ------------   ------------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS, BEFORE DISCONTINUED
  OPERATIONS                                  $   (62,204)      (228,268)      (346,244)      (467,363)

Loss from Discontinued Operations                      --       (268,014)      (180,538)      (448,551)
Income from disposal of discontinued
  operations                                           --             --        500,993             --
                                              ------------   ------------   ------------   ------------


NET INCOME (LOSS)                             $   (62,204)   $  (496,282)   $   (25,789)   $  (915,914)
                                              ============   ============   ============   ============

Preferred Stock Dividends                         (27,500)       (27,500)       (82,500)       (82,500)
Income (Loss) available to common
  shareholders                                $   (89,704)   $  (523,781)   $  (108,289)   $  (998,414)
Earnings (loss) per common share (basic and
  assuming dilution)                          $     (0.03)   $     (0.18)   $     (0.04)   $     (0.34)
Continuing Operations                         $     (0.03)   $     (0.09)   $     (0.14)   $     (0.19)
Discontinued Operations                       $        --    $     (0.09)   $      0.10    $     (0.15)
Weighted average shares outstanding             3,466,899      2,905,000      3,093,097      2,918,000



           See accompanying notes to unaudited consolidated condensed financial information.



                                THE HAVANA GROUP, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                 Nine Months ended
                                                                    September 30
                                                                  2002         2001
                                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) from continuing operations                      $(281,133)   $(467,363)

    Loss from discontinued operations                           (180,538)    (448,551)

    Income from disposal of discontinued operations              500,993           --
    Adjustments to reconcile net (loss) to net cash provided
      by (used in) Operating activities:

      Depreciation and amortization                              155,133       60,265

      Common stock issued for services                            10,850           --
      (Increase) decrease in:
         Accounts receivable                                      11,227     (182,000)
         Inventory                                               (11,548)     836,731
         Prepaid expenses                                        (11,610)     (82,788)
         Deposit and other assets                                  7,661      148,216
         Deferred catalog expense                                     --       86,279

      Increase (decrease) in:
         Accounts payable and other liabilities                 (306,866)     357,397
         Due to Affiliates                                            --      (72,917)
         Unearned Revenue                                             --        1,635
                                                               ----------   ----------
Net cash provided by (used in) from operating activities        (105,830)     236,904

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment                                --       (8,127)
                                                               ----------   ----------
    Net cash provided by (used in) investing activities               --       (8,127)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in due to/from affiliates, net                        (13,860)          --
    Sale of common stock, net                                         --       15,500
    Repayment of line of credit, net                                  --     (252,019)
    Repayments of long-term debt, net                                 --      (97,093)
    Advances From Related Parties                                100,000           --
                                                               ----------   ----------
Net cash provided by (used in) financing activities               86,140     (333,612)
                                                               ----------   ----------
Net increase (decrease) in cash and cash equivalents             (19,691)    (104,835)

Cash and cash equivalents at the beginning of the period          26,636      193,898
                                                               ----------   ----------
Cash and cash equivalents at the end of the period             $   6,945    $  89,063
                                                               ==========   ==========
Supplemental  Disclosures of Cash Flow Information
    Interest paid                                              $      --    $      --
    Taxes paid                                                        --           --
    Common stock issued in exchange for services                  10,850           --

   See accompanying notes to unaudited consolidated condensed financial information.

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

The Havana Group, Inc. ("Havana" or the "Company") is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc. and its wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Philips & King, International, Inc. ("P &K"), collectively the "Company". On March 12, 2002 the Company disposed of P & K, the results of operations for all prior periods presented have been restated for the discontinued tobacco distribution business. All significant intercom any accounts and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - SUBSEQUENT EVENTS

Amendment to Article of Incorporation
-------------------------------------

At a Special Meeting of the Company's shareholders held on October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares, $0.001 par value.

Acquisition of Bible Resources, Inc.
------------------------------------

On July 29, 2002, the Company entered into an Agreement to acquire, subject to certain conditions, 100% of the common stock of Bible Resources, Inc. ("Bible") in exchange for 10,900,000 million shares of the Company's restricted common stock . Bible is a corporation organized under the laws of the state of Nevada for the purpose of exploring and developing oil and gas resources on a worldwide basis. Bible currently has no assets or liabilities, other than an agreement to purchase an effective 50% interest in an oil and gas lease in the country of Argentina in exchange for $1,400,000.

The Board of Directors of the Company approved the Agreement to acquire Bible and completed the acquisition on October 1, 2002.

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

OVERVIEW

The Company has historically derived revenues primarily from the sale of pipes, cigars and smoking accessories purchased from a variety of manufacturers through its full color mail order catalogs, its website under the name Smokecheap.com, its retail store located in Canton, Ohio and its clubs which offer its customer base discounted prices ordered through the Company's catalogs in return for an annual membership fee, currently $20 per year. During the nine months ended September 30, 2002, substantially all revenues resulted from the Company's mail order business to customers in the United States. The Company intends to sell, or liquidate and then close, its retail store in the near future. If working capital permits, the Company expects to advertise and promote its website operations and to increase mailings of its catalogs to customers and potential customers based on mailing lists leased or purchased from third parties to attempt to increase the Company's sales.

No assurances can be given that the Company's plans to increase sales in future operating periods will be successful or that the Company will be able to obtain sufficient working capital to permit it to continue its historical operations as a going concern.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

SALES

Our Company's sales increased 50.2%, from $96,396 to $144,805 for the three months ended September 30, 2001 and 2002, respectively. We mailed approximately 40,000 catalogs on May 1, 2002, and mailed 6,000 special promotions to Tobacco Club members that responded better than anticipated. However, In order to restore our business to levels of sales that support minimum overhead, our Company will require a significant cash infusion for working capital including, without limitation, for catalog production, advertising and promotion and other related efforts to attempt to increase sales.

COSTS AND EXPENSES

The Company's operating expenses increased from $84,821 to $85,363 for the three months ended September 30, 2001 and 2002, respectively. However, operating expenses were 59.0% of sales during the third quarter of 2002, after incurring cost of sales expense of 41.0% of sales. While cost of sales of 41.0% is better than the Company's historical experience, operating expenses required for normal business functions are too high for breakeven operations. We anticipate that we can further reduce our expenses by closing our retail store, but we are still dependent upon increasing our sales from past levels in order to stay in business as a going concern.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

SALES

Our Company's sales decreased 53.7%, from $903,863 to $418,536 for the nine months ended September 30, 2001 and 2002, respectively. We derive our revenues principally from the circulation of our catalogs, and in the nine months ended September 30, 2002 we mailed approximately 40,000 catalogs compared with approximately 120,000 in the same period in 2001. Our reduced mailings were due to a lack of cash. Our first mailing in 2002 was on May 1st, and we are dependent upon the success of that mailing and other small non-catalog mailings to maintain our business operation. In order to restore our business to last year's levels, our Company will require a significant cash infusion for working capital including, without limitation, for catalog production, advertising and promotion and other related efforts to attempt to increase sales.

COSTS AND EXPENSES

The Company's operating expenses decreased from $899,630 to $590,362 for the nine months ended September 30, 2001 and 2002, respectively. Depreciation and amortization charges were $155,133 for the nine months ended September 30, 2002 and $60,265 for the same period in 2001. Actual operating expenses without depreciation and amortization expense were $590,362 in 2002 compared with $899,630 in 2001. The drop in expenses is significant, but represents an expense level of 141.1% of revenues. We anticipate that we will further reduce our expenses, but we are still dependent upon increasing our sales from past levels in order to stay in business as a going concern.

As described in the notes to financial statements, the Company's subsidiary, P&K, made an assignment for the benefit of creditors on March 12, 2002. Loss from discontinued operations was $180,538 for the nine months ended September 30, 2002 as compared to a loss of $605,310 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company realized income from the disposal of discontinued operations of $500,993.

PLANS AND COMMITMENTS

As described in the consolidated notes to financial statements, the Company has acquired Bible. The operations of Bible and the Company's tobacco, cigars, smoking pipes and accessory business is dependent upon the successful completion of additional private financing of between $1,600,000 and $2,500,000. There can be no assurances given that such financing can be obtained on terms satisfactory to the Company, if at all. If obtained, the amount of such financing may be inadequate to maintain the operations of both the Company's historical business and the planned operations of Bible. In such event, the Company may be required to sell or cease its historical operations.

The Company has a working capital deficit of $339,617 as of September 30, 2002 and a stockholders' deficiency of $394,676. If the Company is successful in raising additional financing, Management intends to attempt to settle or restructure its outstanding debt. There can be no assurances given that these efforts will be successful.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had a deficit in working capital of $339,617 compared to a deficit in working capital of $406,429 at December 31, 2001, a decrease in working capital of $66,812. The decrease in working capital was substantially due to the increase in notes payable and obligations to vendors of the Company at September 30, 2002 as compared to December 31, 2001.

As a result of the Company's operating loss of $346,244, a loss from discontinued operations of $180,538 and a decrease in accounts payable and other liabilities of $306,866 during the nine months ended September 30, 2002, the Company generated cash flow deficit of $ 105,830 from operating activities, adjusted principally for depreciation and amortization of $155,133. During the nine months ended September 30, 2002, no cash was provided from investing activities as compared to net cash used in investing activities to principally purchase property and equipment during the six months ended September 30, 2001. During the nine months ended September 30, 2002, $86,140 was provided by financing activities as compared to ($333,612) used for the comparable period of the prior year. At September 30, 2002, the Company had $6,944 in cash.

In August 2002, the Company borrowed $50,000 from William Miller and $50,000 from Chet Idziszek, who became a director of the Company in August 2002. The $100,000 in loans were was necessary to keep the Company in business while it attempted to acquire Bible and secure additional financing, of which there can be no assurances given. As an inducement for these loans, the Company agreed to issue 200,000 shares of its Common Stock to each lender. These loans are repayable in 60 days from August 13, 2002, together with interest at the rate of 6% per annum. At October 13, 2002 the notes were in default and, while the company is attempting to renegotiate the notes, no assurance can be given that the Company will be successful.

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

In September 2002 the Company's Board of Directors approved the final agreement for the purchase of Bible Resources, Inc., and the management of the Company executed the agreement on September 23, 2002. The Board of Directors of the Company approved the Agreement to acquire Bible and completed the acquisition on October 1, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than previously disclosed in the Company's December 31, 2001 SEC Form 10KSB, there are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

ITEM 2. CHANGES IS SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable.
         (b)  Not applicable.
         (c)  Recent Sales of Unregistered Securities

During the nine months ended September 30, 2002, the Company made the following sales of unregistered securities:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER                          IF OPTION, WARRANT
                                                 DISCOUNTS TO MARKET                            OF CONVERTIBLE
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM       SECURITY, TERMS OF
DATE OF        TITLE OF           NUMBER         SECURITY, AFFORDED TO     REGISTRATION         EXERCISE OR
SALE           SECURITY           SOLD           PURCHASERS                CLAIMED              CONVERSION
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
9/23/02        Common Stock       10,900,000     Received common stock     Regulation D, Rule   Not applicable
                                                 of Bible Resources,       506; and/or
                                                 Inc.; no commissions      Section 4(2)
                                                 paid.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/13/02       Common Stock       400,000        Received $100,000; no     Regulation D, Rule   Not applicable
               and $100,000  of                  commissions paid;         506; and/or
               promissory notes                  common stock issued as    Section 4(2)
                                                 inducement for loans
                                                 which are due 60 days
                                                 from Aug. 13, 2002
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/02          Common Stock       2,500,000      Received $112,500; in     Regulation D, Rule   Not applicable
                                                 debt conversion; no       506; and/or
                                                 commissions paid;         Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/02          Common Stock       50,000         Received services         Regulation D, Rule   Not applicable
                                                 rendered valued at        506; and/or
                                                 $.045 per share           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/15/02       Common Stock       1,250,000      Common stock purchase     Regulation D, Rule   Options have a term
                                                 options issued to three   506; and/or          of five years;
                                                 directors and a           Section 4(2)         options are
                                                 consultant; no                                 exercisable at $.25
                                                 commissions paid                               per share, with
                                                                                                one-third vested
                                                                                                immediately, with
                                                                                                one-third vested on
                                                                                                Aug. 15, 2003 and
                                                                                                the balance on
                                                                                                Aug. 15, 2004
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

         (d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Part I for a discussion of the Company's Special Meeting of Shareholders in lieu of an annual meeting to (i) elect four directors for the coming year, (ii) approve the appointment of Stefanou & Co. as auditors for the Company for the coming year, (iii) approve the increase in authorized common stock of the Company from 25 million shares to 75 million shares.

See also the Company's Proxy Statement filed on September 27, 2002 and incorporated herein by reference

ITEM 5. OTHER INFORMATION

SEE OTHER EVENTS IN PART I.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a). All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

2.0   Certificate of Merger (Ohio)
2.1   Certificate of Merger (Delaware)
2.2   Agreement and Plan of Merger
3.0   Certificate of Incorporation
3.1   Designation of Rights of Series A and Series B Preferred Stock
3.2   By-Laws
3.3 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock
4.0   Specimen of Common Stock
4.1   Specimen of Class A Warrant
4.2   Form of Underwriter's Unit Purchase Option
4.3   Form of Warrant Agreement
10.0  Employment Agreement with William L. Miller
10.1  Agreement with Kids Stuff, Inc. as of January 1, 1998
10.2  1997 Long-Term Incentive Plan
10.3  Duncan Hill lease for principal office
10.4  First Amendment to Exhibit 10.3 lease
10.5  Kids Stuff credit facility with United National Bank
10.6  Registrant's guarantee of Exhibit 10.5 (included in Exhibit 10.5)
10.7  Employment Agreement dated as of December 8, 1998 with Gary Corbett.**
10.8  Agreement in Principal to acquire Bible*
10.9  Amendment to Mr. Miller's Employment Agreement*
11.0  Earnings per share -See Consolidated condensed statement of losses
99.0  Certification of CEO & CFO* *Filed herewith

**Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.

(b) Form 8-K was filed by the Company on September 23, 2002 reporting a change in control of the Registrant, and is incorporated by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC





DATED:  NOVEMBER 19, 2002                    BY: /S/ WILLIAM L. MILLER
                                                --------------------------------
                                                WILLIAM L. MILLER, CEO & CFO

                                  CERTIFICATION

         I, William L. Miller, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of The Havana Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002                    /s/ William L. Miller
                                            -----------------------------------
                                            William L. Miller,
                                            Chief Executive Officer and
                                            Chief Financial Officer