Form 10QSB/A
period 2002-09-30
HAVANA GROUP INC
filed 2002-12-02
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10QSB/A No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


                         Commission file number 0-24269


                             THE HAVANA GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          34-1454529
          --------                                          ----------
  (State or jurisdiction of
incorporation or organization)                     (Employer Identification No.)

                7090 Whipple Ave., N.W., North Canton, Ohio 44720
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                   5701 Mayfair Road North Canton, Ohio 44720
                   ------------------------------------------
                (Previous Address of Principal Executive Offices)

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

         As of November 1, 2002, the Registrant had 16,815,000 shares of common stock issued and outstanding.

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

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


ITEM 1.  FINANCIAL STATEMENTS

                                  THE HAVANA GROUP, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEET


                                                                              (Unaudited)
                                                                             September 30,
                                                                                 2002
                                                                              ------------
                                 ASSETS
CURRENT ASSETS
Cash                                                                          $     6,945
Accounts receivable, net of allowance                                               1,180
Inventories, at cost                                                              193,738
Due from affiliates                                                                 6,658
Prepaid expenses                                                                   20,473
                                                                              ------------
     Total current assets                                                         228,994

PROPERTY, PLANT AND EQUIPMENT, NET                                                 74,972

INTANGIBLE AND OTHER ASSETS, NET                                                  119,969

                                                                              $   423,935
                                                                              ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities                                      $   528,433
Due to affiliate                                                                   40,178
                                                                              ------------
      Total current liabilities                                                   568,611

Notes Payable                                                                     250,000

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value, 10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding at September 30, 2002            5,000
Series B - 1,100,000 shares issued and outstanding at September 30, 2002            1,100
Common stock - $.001 par value, 25,000,000 shares authorized; 5,915,000
shares issued and outstanding at September 30, 2002                                 5,915

Additional paid-in capital                                                      7,194,923
Accumulated deficit                                                            (7,601,614)
                                                                              ------------
    Total (deficiency) stockholders' equity                                      (394,676)
                                                                              ------------
                                                                              $   423,935
                                                                              ============

      See accompanying notes to unaudited consolidated condensed financial information.



                                            THE HAVANA GROUP, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                   Three Months ended September 30      Nine Months ended September 30
                                                   -------------------------------      ------------------------------
                                                        2002              2001              2002             2001
                                                    ------------      ------------      ------------      ------------
NET SALES                                           $   144,805       $    96,396       $   418,536       $   903,863

COST OF SALES                                            59,442            11,575           174,418           471,596
                                                    ------------      ------------      ------------      ------------

GROSS PROFIT                                             85,363            84,821           244,118           432,267

OPERATING EXPENSES:
Selling, General & Administrative Expenses               82,456           313,089           525,251           899,630
                                                    ------------      ------------      ------------      ------------
                                                         82,456           313,089           525,251           899,630


NET LOSS FROM CONTINUING OPERATIONS, BEFORE
INCOME TAXES AND DISCONTINUED OPERATIONS                  2,907          (228,268)         (281,133)         (467,363)


Income Taxes (benefit)                                       --                --                --                --


NET INCOME  (LOSS) FROM CONTINUING
OPERATIONS, BEFORE DISCONTINUED OPERATIONS                2,907          (228,268)         (281,133)         (467,363)


Loss from Discontinued Operations                            --          (268,014)         (180,538)         (448,551)
Income from disposal of discontinued
operations                                                   --                --           500,993                --
                                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                   $     2,907       $  (496,282)      $    39,322       $  (915,914)
                                                    ============      ============      ============      ============

Preferred Stock Dividends                               (27,500)          (27,500)          (82,500)          (82,500)
Income (Loss) available to common shareholders      $   (24,593)      $  (523,781)      $   (43,178)      $  (998,414)
Earnings (loss) per common share (basic and
assuming dilution)                                  $     (0.01)      $     (0.11)      $      0.01       $     (0.34)
Continuing Operations                               $     (0.01)      $     (0.05)      $     (0.10)      $     (0.16)
Discontinued Operations                             $        --       $     (0.06)      $      0.11       $     (0.18)
Weighted average shares outstanding                   3,466,899         2,905,000         3,093,097         2,918,000


                See accompanying notes to unaudited consolidated condensed financial information.


                                       THE HAVANA GROUP, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                            Nine Months ended September 30
                                                                 2002            2001
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations                         $(281,133)      $(467,363)
Loss from discontinued operations                              (180,538)       (448,551)
Income from disposal of discontinued operations                 500,993              --

Adjustments to reconcile net (loss) to net cash
provided by (used in) Operating activities:
  Depreciation and amortization                                 155,133          60,265
  Common stock issued for services                               10,850              --

(Increase) decrease in:
  Accounts receivable                                            11,227        (182,000)
  Inventory                                                     (11,548)        836,731
  Prepaid expenses                                              (11,610)        (82,788)
  Deposit and other assets                                        7,661         148,216
  Deferred catalog expense                                           --          86,279

Increase (decrease) in:
  Accounts payable and other liabilities                       (306,866)        357,397
  Due to Affiliates                                                  --         (72,917)
  Unearned Revenue                                                   --           1,635
                                                              ----------      ----------
Net cash provided by (used in) from operating activities       (105,831)        236,904
Cash flows from investing activities:

Purchase of Property and Equipment, net                              --          (8,127)
                                                              ----------      ----------
Net cash provided by (used in) investing activities                  --          (8,127)

Cash flows from financing activities:
 Change in due to/from affiliates, net                          (13,860)             --
  Sale of common stock, net                                          --          15,500
  Repayment of line of credit, net                                   --        (252,019)
  Repayments of long-term debt, net                                  --         (97,093)
  Advances From Related Parties                                 100,000              --
                                                              ----------      ----------
Net cash provided by (used in) financing activities              86,140        (333,612)

Net increase (decrease) in cash and cash equivalents            (19,691)       (104,835)

Cash and cash equivalents at the beginning of the period         26,636         193,898
                                                              ----------      ----------
Cash and cash equivalents at the end of the period            $   6,945       $  89,063
                                                              ==========      ==========
Supplemental  Disclosures of Cash Flow Information
  Interest paid                                               $      --       $      --
  Taxes paid                                                         --              --
  Common stock issued in exchange for services                   10,850              --


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

NOTE B- SUBSEQUENT EVENTS

Amendment to Article of Incorporation
-------------------------------------

At a Special Meeting of the Company's shareholders held on October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares, $0.001 par value. The number of authorized preferred shares remained unchanged.

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

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

On October 1, 2002 the Company concluded an agreement to purchase 100% of the common stock of Bible Resources, Inc, and is currently seeking an investment of $2.5 million through a private placement of securities. If successful, the funds will be used to meet contractual obligations under the Bible Agreement, to retire debt, and to provide working capital to the Company in the energy resources business. The Company is currently evaluating the sale or termination of its tobacco related business pending successful completion of funding.

No assurances can be given that the Company's plans to obtain the necessary funding described above or to dispose of the tobacco business will be successful and permit it to continue as a going concern.

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

COSTS AND EXPENSES

The Company's operating expenses decreased from $313,089 to $82,456 for the three months ended September 30, 2001 and 2002, respectively. The drop in expenses is 73.7% compared with the same period in 2001, as the Company reduced and deferred expense due to cash flow limitations. We anticipate that we will further increase our efforts in cost controls, but the level of operating expenses will increase from those recorded in the three months ended September 30th as the Company restructures and expands into resource business areas. We will further reduce our expenses by closing our retail store, but we are still dependent upon increasing our sales from past levels and obtaining additional working capital in order to stay in business as a going concern.

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2001
----

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

COSTS AND EXPENSES

The Company's operating expenses decreased from $899,630 to $525,251 for the nine months ended September 30, 2001 and 2002, respectively. Depreciation and amortization charges were $155,133 for the nine months ended September 30, 2002 and $60,265 for the same period in 2001. Actual operating expenses without depreciation and amortization expense were $370,118 in 2002 compared with $839,365 in 2001. This drop in expenses of 53.8% is significant, but represents an expense level of 125.5% of revenues. We are still dependent upon obtaining working capital funding and increasing our sales from past levels in order to stay in business as a going concern.

As described in the notes to financial statements, the Company's subsidiary, P&K, made an assignment for the benefit of creditors on March 12, 2002. Loss from discontinued operations was $180,538 for the nine months ended September 30, 2002 as compared to a loss of $448,551 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company realized income from the disposal of discontinued operations of $500,993.

PLANS AND COMMITMENTS

In July 2002 the Company announced its agreement in principal to acquire Bible Resources, Inc. and enter the oil and gas business. In August 2002 the Company announced the appointment of a new Board of Directors, and expressed its intent to sell the tobacco related business and focus on oil and gas. The new Directors were chosen for their experience and accomplishments in oil, gas, and precious metals.

As described in the consolidated notes to financial statements, the Company has acquired for 10.9 million shares of the common stock of The Havana Group, Inc, 100% of the common stock of Bible Resources, Inc. Contracts were finalized and approved by the Havana Board of Directors in a special meeting on September 23, 2002, and the acquisition was completed on October 1, 2002 Mr. Frederick C. Berndt, President of Bible, agreed to serve Havana as a Vice President and Director of the combined companies.

Bible Resources, Inc. is a newly formed Nevada Corporation organized for the purpose of exploring and developing oil and gas resources on a worldwide basis. Bible Resources has an agreement to purchase an effective 50% interest in the Santa Rosa Property in Argentina for the sum of US$1,400,000 from Oromin Explorations Ltd ("Oromin"). Technical information regarding the Santa Rosa Property, including geological reports and data, are available at Oromin's website at WWW.Oromin.com.

Pending successful completion of funding, Havana and Oromin will jointly undertake the next phase of the exploration program on the Santa Rosa Property, which will consist of interpretation of seismic data, completion of environmental studies, drilling three exploration wells, and completion costs for one production well at an estimated cost of US$1,350,000.

All required funding for the upcoming phase of exploration, and all future exploration and development of the Santa Rosa Property, will be borne equally be each party. Oromin's wholly owned British Virgin Islands subsidiary will be the operator of the Santa Rosa Property. The Company believes that, while oil exploration is always a high risk venture, preliminary estimates to the Company indicate a possible potential of 197 million barrels of oil. The Company believes that it can address exploration risks with an experienced Board of Directors and capable management group.

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


The Havana Group will seek to complete initial financing of approximately $2.5 million through a private placement of securities; however, no assurances can be given that the offering will be successful. If successful, the funds will be utilized to meet contractual obligations under the Bible agreement, to retire debt, and provide initial working capital for the company. Additional financing will be required beyond the above referenced $2.5 million planned private placement. The Company is currently attempting to sell its tobacco related business. No assurances can be given that the Company will be able to successfully sell its tobacco related business, obtain the financing required for its oil exploration investment or that its oil exploration investment will result in an acceptable rate of return on the Company's investment, if at all.


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

As a result of the Company's operating loss of $ 281,133, a loss from discontinued operations of $180,538 and a decrease in accounts payable and other liabilities of $306,866 during the nine months ended September 30, 2002, the Company generated cash flow deficit of $ 105,831 from operating activities, adjusted principally for depreciation and amortization of $155,133 and a loss from the disposal of discontinued operations of $108,538. During the nine months ended September 30, 2002, no cash was provided from investing activities. During the nine months ended September 30, 2002, $86,140 was provided by financing activities as a result of a loan of $100,000 from officers of the Company, partially offset by repayment of $13,860 to affiliated parties. At September 30, 2002, the Company had $6,945 in cash.

In August 2002, the Company borrowed $50,000 from William Miller and $50,000 from Chet Idziszek, who became a director of the Company in August 2002. The $100,000 in loans were necessary to keep the Company in business while it attempted to acquire Bible and secure additional financing, of which there can be no assurances given. As an inducement for these loans, the Company agreed to issue 200,000 shares of its Common Stock to each lender. These loans are repayable in 60 days from August 13, 2002, together with interest at the rate of 6% per annum. At the September 23rd meeting of the Board of Directors Mr. Miller and Mr. Idziszek, both of whom are Directors of the Company, agreed to extend the October 13, 2002 due date of the notes indefinitely pending completion of funding by the Company.

Mr. Miller has, in the past loaned money to the Company. As of July 29, 2002, Mr. Miller was owed approximately $267,000 consisting of business expenses, accrued salaries, and an outstanding loan in the amount of $150,000. The loan was entered into by Mr. Miller and the Company in December 2001 for a period of one year, bears interest at 6%, and is secured by the assets of the Company.

Mr. Miller and the Company, subject to approval of the disinterested members of the Board of Directors which was obtained in August 2002, agreed that Mr. Miller had the right to convert all or a portion of his indebtedness at July 29,2002 into shares of the Company's Common Stock. Mr. Miller converted amounts owed to him of $112,500 into 2.5 million shares of the Company's unregistered common Stock in September 2002. Mr. Miller's promissory note in the amount of $150,000 was not converted at that time due to a lack of available unissued common shares of the Company. The note is due in December 2002 and will be paid in cash or stock at a mutually agreed upon price at the time of conversion.

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

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

In August 2002, the Company's Board of Directors approved the following:

         o An increase in the authorized number of shares of Common Stock from 25,000,000 to 75,000,000, which action was approved by the Company's stockholders on October 28, 2002. The intent of the Company is to use the increased common stock for fund raising and acquisitions in the oil and gas industry.

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

         o Authorizing Mr. Miller to attempt to restructure the approximate $49,000 owed to Kids Stuff, Inc., an affiliate of the Company, by issuing a promissory note on terms satisfactory to the parties, subject to board approval.

In September 2002 the Company's Board of Directors approved the agreement for the purchase of Bible Resources, Inc., and the management of the Company executed the agreement on September 23, 2002. The Board of Directors of the Company approved the final Agreement to acquire Bible and completed the acquisition on October 1, 2002.


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

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than previously disclosed in the Company's December 31, 2001 SEC Form 10KSB, there are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

ITEM 2. CHANGES IS SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Recent Sales of Unregistered Securities
                  ---------------------------------------

During the nine months ended September 30, 2002, the Company made the following sales of unregistered securities:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER                          IF OPTION, WARRANT
                                                 DISCOUNTS TO MARKET                            OR CONVERTIBLE
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM       SECURITY, TERMS OF
                                                 SECURITY, AFFORDED TO     REGISTRATION         EXERCISE OR
DATE OF SALE   TITLE OF SECURITY  NUMBER SOLD    PURCHASERS                CLAIMED              CONVERSION
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
10/01/02       Common Stock       10,900,000     Received common stock     Regulation D, Rule   Not applicable
                                                 of Bible Resources,       506; and/or
                                                 Inc.; no commissions      Section 4(2)
                                                 paid.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/13/02       Common Stock        400,000       Received $100,000; no     Regulation D, Rule   Not applicable
               and $100,000  of                  commissions paid;         506; and/or
               promissory notes                  common stock issued as    Section 4(2)
                                                 inducement for loans
                                                 which are due 60 days
                                                 from Aug. 13, 2002
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/02          Common Stock       2,500,000      Received $112,500; in     Regulation D, Rule   Not applicable
                                                 debt conversion; no       506; and/or
                                                 commissions paid;         Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/02          Common Stock       50,000         Received services         Regulation D, Rule   Not applicable
                                                 rendered valued at        506; and/or
                                                 $.045 per share           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/15/02       Common Stock       1,250,000      Common stock purchase     Regulation D, Rule   Options have a term
                                                 options issued to three   506; and/or          of five years;
                                                 directors and a           Section 4(2)         options are
                                                 consultant; no                                 exercisable at $.25
                                                 commissions paid                               per share, with
                                                                                                one-third vested
                                                                                                immediately, with
                                                                                                one-third vested on
                                                                                                Aug. 15, 2003 and
                                                                                                the balance on
                                                                                                Aug. 15, 2004
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

         (d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Part I for a discussion of the Company's Special Meeting of Shareholders in lieu of an annual meeting to (i) elect four directors for the coming year, (ii) approve the appointment of Russell Bedford Stefanou Mirchandani LLP as auditors for the Company for the coming year, (iii) approve the increase in authorized common stock of the Company from 25 million shares to 75 million shares. The shareholder's of the Company met on October 28, 2002 with 9,711,680 votes present and the meeting or represented by proxy of a total eligible vote of 12,015,000, and voted as follows:


                                                                                                                    Broker
Nomination                                               Votes For           Votes Against      Abstain             Non-Votes
---------------------------------------------------      ----------------    --------------     ---------------     ---------------
The election of four directors as nominated by           9,706,300           0                  5,380               0
the management of the Company

To ratify, adopt, and approve the selection of           9,709,800           0                  1,880               0
Russell Bedford Stefanou Mirchandani LLP as the
Company's independent auditors for the coming year

To ratify, adopt, and approve to increase the            9,707,300           1,880              2,500               0
Company's authorized number of Common Shares from
25,000,000 shares, $0.001 par value, to
75,000,000 shares



See also the Company's Proxy Statement filed on September 27, 2002 and incorporated herein by reference

ITEM 5. OTHER INFORMATION

SEE OTHER EVENTS IN PART I.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a). All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

2.0   Certificate of Merger (Ohio)
2.1   Certificate of Merger (Delaware)
2.2 Agreement and Plan of Merger. Incorporated by reference to Form 8-K dated September 24, 2002
3.0   Certificate of Incorporation
3.1   Designation of Rights of Series A and Series B Preferred Stock 3.2 By-Laws
3.3 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock
4.0   Specimen of Common Stock
4.1   Specimen of Class A Warrant
4.2   Form of Underwriter's Unit Purchase Option
4.3   Form of Warrant Agreement
10.0  Employment Agreement with William L. Miller
10.1  Agreement with Kids Stuff, Inc. as of January 1, 1998
10.2  1997 Long-Term Incentive Plan
10.3  Duncan Hill lease for principal office
10.4  First Amendment to Exhibit  10.3 lease
10.5  Kids Stuff credit facility with United National Bank
10.6  Registrant's guarantee of Exhibit 10.5 (included in Exhibit 10.5)
10.7  Employment Agreement dated as of December 8, 1998 with Gary Corbett.**
10.8  Agreement in Principal to acquire Bible*
10.9  Amendment to Mr. Miller's Employment Agreement*
11.0  Earnings per share -See Consolidated condensed statement of losses
99.0  Certification of CEO & CFO* *Filed herewith

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

HAVANA GROUP, INC


DATED:  DECEMBER 2, 2002                    BY: /S/ WILLIAM L. MILLER
                                                --------------------------------
                                                WILLIAM L. MILLER, CEO & CFO

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


DATE:  DECEMBER 2, 2002                    /S/ WILLIAM L. MILLER
                                            -----------------------------------
                                            WILLIAM L. MILLER,
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER