Form 10KSB
period 2002-12-31
HAVANA GROUP INC
filed 2003-05-21
CIK 1053648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                         Commission File Number: 0-24269
                                                 -------

                             THE HAVANA GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Delaware                                       34-1454529
-------------------------------------------               --------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


        7090 Whipple Avenue, N.W.
               N. Canton, Ohio                                        44720
-------------------------------------------                      -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                            (330) 244-8502
                                                                --------------
Former address:
5701 Mayfair Road, N. Canton, Ohio 44720

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

As of May 14, 2003 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 6,700,000 shares of Common Stock, $.001 par value, was approximately $1,340,000 based on the last sale price of approximately $.20 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock was 17,055,000 as of May 14, 2003. The number of shares issued and outstanding of the Registrant's Preferred Stock was 6,100,000 as of May 14, 2003.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

We believe this annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under "Business" and/or "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to the Management's Discussion and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties and our public announcements and SEC filings could affect our future.

Item 1. Description of Business

HISTORY

The Havana Group, Inc. (the "Company" or "Havana") is a Delaware corporation which was formed on November 26, 1997 as a wholly-owned subsidiary of E.A. Carey of Ohio, Inc. ("Carey"). Subsequently, Carey was merged into Havana on December 5, 1997 for the purpose of reincorporating in Delaware. Carey, and since the reincorporation, Havana, has owned Monarch Pipe Company ("Monarch") as a wholly-owned subsidiary. Monarch manufactures pipes which are exclusively sold by Havana. Monarch is located in Bristow, Oklahoma.

In May 1998, Havana completed a public offering of its securities. At that time, Havana sold 460,000 Units to the public, each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 and is exercisable at any time until the close of business on May 14, 2003. On May 13, 2003, Havana announced that subject to the filing and effectiveness of a Form SB-2 Registration Statement, of which there can be no assurances given, Havana has extended the expiration date of its Warrants to the close of business on December 31, 2003. Until Havana files and obtains an effective Registration Statement, no Class A Warrants may be exercised. See "Item 5."

On August 4, 2000 Havana acquired Phillips & King International, Inc. ("P&K") as a wholly-owned subsidiary. P&K was formed in 1906 by Mr. Harry Phillips, as a wholesale distributor of tobacco, cigars, pipes and related smoking products. P&K sold its products to approximately 3,000 retail shops. P&K's sales reached a peak of $26.7 million in 1997, reflecting the popularity of premium cigars. Following the decline in consumption of premium cigars, P&K's sales dropped 33% in 1998, 22% in 1999 and 20% in 2000. Sales in 1999 were also adversely affected by P&K's Chapter 11 Bankruptcy, filed on a voluntary basis on February 8, 1999. Until its Chapter 11 filing, P&K operated as a subchapter S corporation under the United States Tax Code of 1986, as amended. Prior to Havana's acquisition of P&K, P&K received a Confirmation Order confirming a Plan of Reorganization which has become a final Order. For additional information regarding the terms of Havana's acquisition of P&K, reference is made to Item 1 of Havana's Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by reference.

The P&K credit facility was provided by the Wells Fargo Bank, and consisted of a $2,000,000 line of credit based upon levels of Inventory and Receivables. At September 30, 2001, the total amount outstanding was $644,193, but our Company was in default on certain covenants of the loan agreement. As a result, Wells Fargo & Co. notified P&K on November 16, 2001 that P&K was in default of a number of covenants of the Wells Fargo loan agreement, and that they were terminating any commitment to lend under the agreement. Because of this and continuing negative cash flow, the Company discontinued the operation of P&K on March 12, 2002 and transferred all P&K's property to David K. Gottlieb, an Assignee for the Benefit of Creditors. The P&K business was discontinued on March 12, 2002.

All references to the Company include Havana and Monarch unless the context indicates otherwise.

GENERAL OPERATIONS

Havana is engaged in the business of marketing pipes, cigars, tobaccos and related accessories directly to consumers through its full color catalog (the "Carey Smokeshop Catalog"). The Company has developed and operates a website under the name "EACarey.com" and markets certain of its products through this website. The Company also operated a retail smokeshop in Canton, OH through which it sold pipes, cigars and smoking accessories. However, this store has been closed intermittently since December 16, 2002 and has reopened intermittently when Havana's landlord has received enough funds to permit Havana's retail operations to continue. There can be no assurances given that the retail store will not be permanently closed. It is Management's intention to keep the retail store open long enough to attract a buyer to purchase the store and its contents.

Monarch manufactures smoking pipes that are exclusively sold by the Company. Monarch employs two people and has a production capacity of 10,000 smoking pipes per year.

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

RESTRUCTURING AND DOWNSIZING

During the fourth quarter of 2002 Havana downsized its operations by assigning its facility lease to a third party, selling a portion of its fixed assets, and relocating to a facility of smaller size. The present facility of The Havana Group, Inc. consists of 3,500 square feet of warehouse and office, compared with 17,000 square feet in the prior premises.

Merchandising and product development is conducted at this facility, with smoking pipe designs manufactured by its wholly owned manufacturing operation, Monarch Pipe Co. in Bristow Oklahoma.

Marketing operations are conducted from this facility, with all sales developed by direct marketing through catalogs and Internet sales. The Company printed 45,000 catalogs at the end of the fourth quarter of 2002, and plans to circulate limited catalogs during 2003.

Customer service operations are conducted largely by telephone. During 2002, we derived approximately 70% of our non-club revenue through orders placed over the telephone. Our payment terms have been major credit cards, checks or open account. Our return policy is unconditional.

For fulfillment and delivery, we leased our current operations facility effective January 1, 2003, and we currently provide our own fulfillment and delivery services. Our facility consists of 3,500 square feet of offices and warehouse space. We pay $2,200 per month for this facility, and sub-lease approximately one-half of the facility to an affiliate of the Company. See "Item 2."

We conduct our purchasing operations at our general offices in Canton, Ohio. We acquire products for resale in our catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes are manufactured by our wholly-owned subsidiary, Monarch, which supplies approximately 11% of our catalog products. We have two suppliers that supply over 10% of the Company's products, and believe that most products can be sourced from alternative suppliers.

At the present time, we provide our own data processing services to process its orders and shipments and provide e-mail, networking, and high-speed Internet access.

INTENT TO DISCONTINUE OPERATIONS

The Company has historically offered our products to consumers through our "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of 2003. No assurances can be given as to the amount of time that will be necessary to complete the discontinuation of the Company's current operations or that the Company will realize sufficient cash to reduce its current indebtedness and working capital deficiency.

As described below under "Recent Developments," the Company has entered into an agreement to purchase up to an effective 50% interest in an oil and gas exploration project. This project requires substantial financing of an estimated $1,500,000 to complete the Company's initial investment, an estimated $825,000 to fund the initial drilling operations and is likely to require substantial additional financing in the future. There can be no assurances given that these efforts to raise financing will be successful on terms satisfactory to the Company, if at all. In the event that these efforts are unsuccessful to raise sufficient financing for the oil and gas project and the Company completes its plan to discontinue its current business, the Company would then be without a business and would seek to establish or acquire a business opportunity and obtain financing for same. However, there can be no assurances given that these efforts will be successful or, if successful, that it would be completed on terms satisfactory to the Company. The Company's auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable. See Item 7.

RECENT DEVELOPMENTS

In July 2002, the Company entered into an Agreement in Principle to acquire 100% of the capital stock of Bible Resources, Inc., a newly formed Nevada corporation, from Frederick C. Berndt and Steven Heard. This transaction closed at the end of September 2002 with the Company issuing 5,450,000 shares of restricted Common Stock to each of Messrs. Berndt and Heard for an aggregate total of 10,900,000 shares. The Company's interest in acquiring Bible was its desire to sell its tobacco related business and to potentially focus its business efforts in the oil and gas industry.

At the time of the Company's acquisition of Bible, it had an agreement to acquire an effective 50% interest in the Santa Rosa property in Argentina for the sum of $1,400,000 as described herein. Chet Idziszek, who became a director of the Company in August 2002, is the President, Chairman and owner of Oromin Explorations, Ltd.., a Canadian company ("Oromin"). Oromin owns Irie Isle Limited ("Irie"), which owns Cynthia Holdings Ltd., a British Virgin Island company. Upon Bible's payment of its effective 50% interest in Cynthia, Cynthia will redeem the outstanding preference shares held by Irie in Cynthia. It is Management's understanding that Cynthia owns the mineral rights in the Santa Rosa property and that the land is owned by the government of Argentina. Cynthia has a wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. (the "Argentine subsidiary"), which will be in charge of the operations of the drilling project.

Bible's agreement to acquire an effective 50% interest in the Santa Rosa property through its agreement with Cynthia Holdings required it to make payment of $1,400,000 in four quarterly payments, which payments were subsequently not made. Its agreement with Cynthia was such that if payments were made, but less than $1,400,000 was paid, Bible would have forfeited its entire ownership interest in Cynthia and its effective interest in the Santa Rosa property. Having failed to raise money for this investment, the Company renegotiated the agreement and entered into a new agreement (the "New Agreement") on May 1, 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002. Cynthia has agreed to deliver to Havana one share of its capital stock for every $1,500 paid to Cynthia, as adjusted, based upon the adjusted purchase price. At the time that Havana makes its first payment to Cynthia, it has also agreed to issue 1,000,000 shares of its restricted Common Stock to Irie as additional consideration. If Havana purchases 1,000 common voting shares of Cynthia for the entire purchase price, it would own 50% of the capital stock of Cynthia. If Havana fails to purchase its entire 50% interest in Cynthia, Havana would continue to own whatever common voting shares it paid for in Cynthia, subject to dilution, based upon Cynthia's right to dilute Havana's ownership interest. Further, Cynthia's obligation to redeem the preference shares of Irie will only be triggered if Havana pays the entire purchase price. Irie and Havana have agreed that the operations of the Argentine subsidiary will be borne equally by each party pursuant to monthly cash calls from Cynthia to them which shall be paid within 10 days of receipt of such cash calls. Such cash calls will be structured as subscriptions for additional capital stock of Cynthia by Irie and Havana to keep the ownership levels at 50% each. In the event either party does not meet its required cash call, the non-paying party's ownership interest would suffer dilution. Havana and Irie agreed that Irie will be the operator of the Argentine subsidiary and will have a casting vote (final say) on all decisions to be made in respect of the Argentine subsidiary's operations.

The Company needs significant cash to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina. Such financing may not be available to the Company on terms satisfactory to it, if at all. Further, Cynthia Holdings has proposed a budget of $1,650,000 for the initial drill program; which, consists of three exploration wells and one production well. Havana is responsible to bear one-half of these costs. In the event that Havana is unable to pay its 50% share of other operating expenses, Havana's position in Cynthia would be diluted. There can be no assurances given that such financing will be available to the Company on terms satisfactory to it, if at all.

About the Property

The Santa Rosa Dome Concession is located in the eastern half of the Cuyana basin in the Province of Mendoza, in central Argentina. The Concession occupies 7,694 square kilometers, comprising exploration block #CCyl3-9.

Volumetric calculations performed by Dr. Norman Haimla for Oromin Explorations, Ltd. have indicated that an expected value of 197 million barrels of oil may exist within the Santa Rosa Dome Prospect. Dr. Haimila is a geologist who received his Ph.D in in Geology in 1974 and and spent his career in applied research, foreign aid, resource appraisals, and exploration and prospect generation. Since 1988 Dr. Haimila has worked extensivily on Argentine petroleum projects. Dr. Haimila's experience with the Santa Rosa Dome Concession began in 1988, and resulted in his special report to Oromin Explorations, Ltd. On January 8, 2001. Dr. Haimila is currently a special consultant to the Board of Directors of Havana.

Dr. Haimila's study further indicated that the Cuyana basin has been successfully producing oil since as early as the 1860s. More than 350 exploration wells have been drilled in the basin, and 78 of those have been classified as discoveries. Reserves for individual fields were as high as 319 million barrels of oil and 55 billion cubic feet of gas, with the highest average production rate for a single field exceeding 24,000 barrels of oil daily.

Dr. Haimila concluded that, through the compilation of geological interpretations and analysis of seismic data, that hydrocarbons generated in the eastern part of the basin have migrated eastward toward the Santa Rosa Dome. Migration of hydrocarbons is indicated by shows in wells around the margins of the Santa Rosa Dome and also may be indicated by gas readings in mud logging equipment. Seismic lines do not indicate any structural impediments to the migration of hydrocarbons on the west side of the Dome between the source area and the potential targets.

Dr. Haimila's report further indicates that, at an estimated depth of approximately 4,200 feet, the Santa Rosa Dome Prospect can be classified as a shallow target, and as such, could be relatively easy to reach and my produce favorable oil discovery results within as little as 3 weeks of drilling. Management can give no assurances that such favorable results will be achieved.

Cynthia Holdings plans to explore and drill the Santa Rosa Dome Prospect, then, evaluate the sale or development of the Prospect after initial drill results. Management of the Company will have a voice in Cynthia Holding's ultimate plans. However, the financial decision will be made by Irie. See "Items 6 and 12."

AGREEMENT WITH AFFILIATE

In January 2002, our affiliate, Kids Stuff, Inc. sub-leased the remaining office space available at our facility. In April 2002 substantially all Kids Stuff's assets were assigned to its major secured creditor, who continues to rent space on a month-to-month basis.

Our current agreement shares equally the facility expense and related costs, and provides for sharing the overhead expense on a pro-rata basis. Overhead expenses include accounting, data processing, marketing, purchasing, and administration. See "Item 12."

REGULATORY MATTERS

Our business, and the catalog industry in general, is also subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates our advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. We have no claims or regulatory matters in process or pending as of March 31, 2003.

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

POTENTIAL PRODUCT LIABILITY

There is a possibility that someone could claim personal injury or property damage resulting from the use of products purchased from the Company. As a seller of tobacco products, the Company is exposed to potential liability. Since 1990, Duncan Hill has maintained, for itself and its subsidiaries (including the Company), product liability insurance. Currently, the amount of coverage is $1 million per occurrence and $2 million in the aggregate. The policies are for a period of two years and are currently in effect through September 17, 2004.

EMPLOYEES

As of March 31, 2003, the Company has two full-time salaried management employees, four hourly full-time employees, and four hourly part-time employees. This includes the Monarch pipe manufacturing facility.

Item 2. Description of Property.

In November 1999, we leased an operations facility effective January 1, 2000. The facility consists of 6,000 square feet of offices and 11,000 square feet of warehouse space. We pay $8,000 per month for this facility. We moved into this facility in March 2000.

In September 2001, we sub-leased approximately 50% of our warehouse space and 20% of our office space to another company for $3,000 per month, reducing our overall cost to $5,000 per month.

In January, 2002, Kids Stuff sub-leased the remaining office space available at our facility. In April 2002 substantially all Kids Stuff's assets were assigned to its major secured creditor, who continues to rent space on a month-to-month basis.

In January, 2003 we leased a reduced amount of space and assigned our previous space to a third party. The space is shared with an affiliated company, Zenvesco, Inc., which is owned by our Chief Executive Officer, William L. Miller. This space consists of 3,500 square feet overall at a cost of $2,200 per month. Zenvesco and us share the space equally with a net cost to us of $1,100 per month. We also share the overhead cost with Zenvesco. See "Item 13."

Item 3. Legal Proceedings

In the normal course of business, our Company may be involved in various legal proceedings from time to time. Presently, however, we are involved in one matter of material litigation. The Danner Press Co. filed suit in the amount of $118,000 plus interest for past due invoices and a judgment in favor of Danner has been rendered for the full amount sought. The Company is currently attempting to reach a settlement with Danner in this regard, although no assurances can be given that this can be accomplished. Other than the Danner Press Co., the Company is not a party to any material litigation, whether routine or incidental to its business, or otherwise. Our financial report reflects this liability.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 28, 2002 the Company held a Special Meeting of its Stockholders in lieu of an annual meeting. At such meeting, the Company took action to elect four directors of the Company for the coming year, ratified the appointment of Russell Bedford Stefanou Mirchandani LLP as auditors for the Company for 2002 and approved an increase in the authorized number of shares of Common Stock from 25,000,000 shares to 75,000,000 shares, $.001 par value. The shareholder's of the Company met on October 28, 2002 with 9,711,680 votes present and the meeting or represented by proxy of a total eligible vote of 12,015,000, and voted as follows:

                                                                                                       Broker
Nomination                                      Votes For          Votes Against     Abstain           Non-Votes
------------------------------------------      ---------------    --------------    --------------    ---------------

The   election  of  four   directors   as       9,706,300          0                 5,380             1,301,250
nominated  by  the   management   of  the
Company

To  ratify,   adopt,   and   approve  the       9,709,800          0                 1,880             1,301,250
selection  of  Russell  Bedford  Stefanou
Mirchandani    LLP   as   the   Company's
independent auditors for the coming year

To   ratify,   adopt,   and   approve  to       9,707,300          1,880             2,500             1,301,250
increase the Company's  authorized number
of Common Shares from 25,000,000  shares,
$0.001 par value, to 75,000,000 shares




                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

In May 1998, we sold 460,000 Units to the public; each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.25 through the close of business on May 14, 2003.

On May 14, 2003, we announced an extension of the expiration date of the Class A Warrants until the close of business on December 31, 2003, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission to implement said extension. The filing of such Registration Statement was subject to our obtaining additional financing to continue as a going concern. See "Item 6."

The Common Stock is normally quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "HVGP" (temporarily "HVGPE"). In the event that the Company is not current with all reports under the Securities Exchange Act of 1934, as amended by May 20, 2003, our Common Stock will be removed from trading on the OTC Electronic Bulletin Board on May 21, 2003. As of May 15, 2003 at 4:00 P.M. New York City Time, the last sale price of the Common Stock in the over-the-counter market was $0.15. The following table reflects the high and low sales prices (rounded to the nearest penny) for our Common Stock for the periods indicated as reported by the NASD.

COMMON STOCK

Fiscal Year Ended December 31, 2001                                     HIGH           LOW
-----------------------------------                                     ----           ---
    First Quarter                                                      $0.50          $0.19
    Second Quarter                                                      0.22           0.12
    Third Quarter                                                       0.12           0.08
    Fourth Quarter                                                      0.25           0.03

Fiscal Year Ended December 31, 2002                                     HIGH           LOW
-----------------------------------                                     ----           ---
    First Quarter                                                      $0.07          $0.02
    Second Quarter                                                      0.07           0.01
    Third Quarter                                                       0.51           0.06
    Fourth Quarter                                                      0.45           0.05


The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. We believe that trading activity in our securities may be sporadic and that judgments as to prices should be made accordingly.

As of May 15, 2003, our Company had 17,055,000 shares of Common Stock outstanding held by 39 record holders and our Company had 2,658,000 Class A Warrants outstanding held by eight record holders. The foregoing does not include beneficial holders of our Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).


Equity Compensation Plan

The following summary information is as of April 30, 2003 and relates to our 1997 Long Term Incentive Plan described in Item 10 pursuant to which we have not granted any options to purchase our common stock:


                                (a)                            (b)                    (c)
-------------------------------------------------------------------------------------------------------------------
Plan category                   Number of shares of            Weighted average       Number of securities
                                common stock to                exercise price of      remaining available for
                                be issued upon exercise        outstanding            future issuance under
                                of outstanding options         options                equity compensation
                                                                                      plans (excluding shares
                                                                                      reflected in column (a)
-------------------------------------------------------------------------------------------------------------------
Equity compensation
Plans                                      400,000             N/A                    400,000
-------------------------------------------------------------------------------------------------------------------

Recent sales of Unregistered Securities.

During 2002, the Company sold or issued the following unregistered securities:

--------------------------------------------------------------------------------------------------------------------
                                                   Consideration Received
                                                   and Description of
                                                   Underwriting or Other                         If Option, Warrant
                                                   Discounts to Market                           or Convertible
                                                   Price or Convertible      Exemption from      Security, terms of
                 Title of                          Security, Afforded to     Registration        exercise or
Date of Sale     Security          Number Sold     Purchasers                Claimed             conversion
--------------------------------------------------------------------------------------------------------------------
Sep.2002         Common Stock      10,900,000      Received common stock     Regulation D,       Not applicable
                                                   of Bible Resources,       Rule 506; and/or
                                                   Inc.; no commissions      Section 4(2)
                                                   paid.
--------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock and  400,000         Received $100,000; no     Regulation D,       Not applicable
                 $100,000  in                      commissions paid;         Rule 506; and/or
                 principal                         common stock issued as    Section 4(2)
                 amount of                         inducement for loans
                 promissory                        which are due 60 days
                 notes                             from Aug. 13, 2002
--------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock      2,500,000       Received $112,500; in     Regulation D,       Not applicable
                                                   debt conversion; no       Rule 506; and/or
                                                   commissions paid;         Section 4(2)
--------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock      50,000          Received services         Regulation D,       Not applicable
                                                   rendered valued at        Rule 506; and/or
                                                   $.045 per share; no       Section 4(2)
                                                   commission paid
--------------------------------------------------------------------------------------------------------------------


                                (a)                            (b)                    (c)
-------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock      400,000         Common stock purchase     Regulation D,       Options have a term
                                                   options issued to         Rule 506; and/or    of five years;
                                                   director Chet Idziszek    Section 4(2)        options are
                                                   no commissions paid                           exercisable at $.25
                                                                                                 per share, with
                                                                                                 one-third vested
                                                                                                 immediately, with
                                                                                                 one-third vested on
                                                                                                 Aug. 15, 2003 and
                                                                                                 the balance on
                                                                                                 Aug. 15, 2004
--------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock      400,000         Common stock purchase     Regulation D,       Options have a term
                                                   options issued to         Rule 506; and/or    of five years;
                                                   director Orin Atkins;     Section 4(2)        options are
                                                   no commissions paid                           exercisable at $.25
                                                                                                 per share, with
                                                                                                 one-third vested
                                                                                                 immediately, with
                                                                                                 one-third vested on
                                                                                                 Aug. 15, 2003 and
                                                                                                 the balance on
                                                                                                 Aug. 15, 2004
--------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock      400,000         Common stock purchase     Regulation D,       Options have a term
                                                   options issued to         Rule 506; and/or    of five years;
                                                   director Richard          Section 4(2)        options are
                                                   Manning; no commissions                       exercisable at $.25
                                                   paid                                          per share, with
                                                                                                 one-third vested
                                                                                                 immediately, with
                                                                                                 one-third vested on
                                                                                                 Aug. 15, 2003 and
                                                                                                 the balance on
                                                                                                 Aug. 15, 2004
--------------------------------------------------------------------------------------------------------------------
Aug.2002         Common Stock      300,000         Common stock purchase     Regulation D,       Options have a term
                                                   options issued to         Rule 506; and/or    of two years;
                                                   employee; no              Section 4(2)        options are
                                                   commissions paid                              exercisable at $.10
                                                                                                 per share, with
                                                                                                 60,000 options
                                                                                                 vested immediately
                                                                                                 and 60,000 options
                                                                                                 vested each month
                                                                                                 for four months.
                                                                                                 60,000 shares were
                                                                                                 exercised in 2002,
                                                                                                 and the remaining
                                                                                                 240,000 shares were
                                                                                                 exercised during the
                                                                                                 first quarter of
                                                                                                 2003
--------------------------------------------------------------------------------------------------------------------

Between January 1, 2003 and the filing of this Form 10-QSB, the Company had no sales or issuances of unregistered Common Stock; however, it raised $55,000 from the issuance of convertible promissory notes due January 31, 2004. The Company raised such funds without the payment of any commissions and pursuant to Section 4(2) of the Securities Act of 1933, as amended. The notes are convertible at $.10 per share.

Item 6. Managements Discussion and Analysis or Plan of Operation.

This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

Total losses from discontinued operations for the year ended December 31, 2002 were $834,833, a decrease of 62.2% from the 2001 losses of $2,207,16. Losses in 2002 were reduced by a gain on the sale of a business segment of $500,993 which reduced the loss from $1,318,531 to $834,833. The loss per common share in 2002 was $0.15 per share, while losses in 2001 were $0.80 per share. There were 6,258,833 weighted average shares outstanding in 2002 and 2,890,753 weighted average shares outstanding in 2001.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations before the end of 2003. In 2002, the Company incurred a loss from discontinued operations of $1,318,531 as compared to a net loss from discontinued operations of $2,198,994 for the comparable period of the prior year.

AGREEMENT TO ACQUIRE BIBLE RESOURCES, INC.

In July 2002, the Company entered into an Agreement in Principle to acquire 100% of the capital stock of Bible Resources, Inc., a newly formed Nevada corporation, from Frederick C. Berndt and Steven Heard. This transaction closed at the end of September 2002 with the Company issuing 5,450,000 shares of restricted Common Stock to each of Messrs. Berndt and Heard for an aggregate total of 10,900,000 shares. The Company's interest in acquiring Bible was its desire to sell its tobacco related business and to potentially focus its business efforts in the oil and gas industry.

At the time of the Company's acquisition of Bible, it had an agreement to acquire an effective 50% interest in the Santa Rosa property in Argentina for the sum of $1,400,000 as described herein. Chet Idziszek, who became a director of the Company in August 2002, is the President, Chairman and owner of Oromin Explorations, Inc., a Canadian company ("Oromin"). Oromin owns Irie Isle Limited ("Irie"), which owns Cynthia Holdings Ltd., a British Virgin Island company. Upon Bible's payment of its effective 50% interest in Cynthia, Cynthia will redeem the outstanding preference shares held by Irie in Cynthia. It is Management's understanding that Cynthia owns the mineral rights in the Santa Rosa property and that the land is owned by the government of Argentina. Cynthia has a wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. (the "Argentine subsidiary"), which will be in charge of the operations of the drilling project.

Bible's agreement to acquire an effective 50% interest in the Santa Rosa property through its agreement with Cynthia Holdings required it to make payment of $1,400,000 in four quarterly payments, which payments were subsequently not made. Its agreement with Cynthia was such that if payments were made, but less than $1,400,000 was paid, Bible would have forfeited its entire ownership interest in Cynthia and its effective interest in the Santa Rosa property. Having failed to raise money for this investment, the Company renegotiated the agreement and entered into a new agreement (the "New Agreement") in April 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002. Cynthia has agreed to deliver to Havana one share of its capital stock for every $1,500 paid to Cynthia, as adjusted, based upon the adjusted purchase price. At the time that Havana makes its first payment to Cynthia, it has also agreed to issue 1,000,000 shares of its restricted Common Stock to Irie as additional consideration. If Havana purchases 1,000 common voting shares of Cynthia for the entire purchase price, it would own 50% of the capital stock of Cynthia. If Havana fails to purchase its entire 50% interest in Cynthia, Havana would continue to own whatever common voting shares it paid for in Cynthia, subject to dilution, based upon Cynthia's right to dilute Havana's ownership interest. Further, Cynthia's obligation to redeem the preference shares of Irie will only be triggered if Havana pays the entire purchase price. Irie and Havana have agreed that the operations of the Argentine subsidiary will be borne equally by each party pursuant to monthly cash calls from Cynthia to them which shall be paid within 10 days of receipt of such cash calls. Such cash calls will be structured as subscriptions for additional capital stock of Cynthia by Irie and Havana to keep the ownership levels at 50% each. In the event either party does not meet its required cash call, the non-paying party's ownership interest would suffer dilution. Havana and Irie agreed that Irie will be the operator of the Argentine subsidiary and will have a casting vote (final say) on all decisions to be made in respect of the Argentine subsidiary's operations.

In order for the Company to acquire its ownership interest in Cynthia, it will require additional financing from the private sale of its unregistered securities. Further, if the Company is successful in acquiring its 50% ownership interest, of which there can be no assurances given, the Company will require substantial continued financing to pay for its share of the drilling operations of the Santa Rosa property and its share of other operational costs on an indefinite basis. The exploration for oil and gas is usually conducted by major companies with extensive financial resources and experience that are much greater than the Company. Companies involved in the oil and gas exploration can often lose tremendous amounts of money in unsuccessful drilling operations. There can be no assurances given that the Company's oil and gas exploration plans will be successfully realized or that it will be able to raise sufficient funds from time-to-time on terms satisfactory to the Company, if at all. Even if successful, these plans are likely to lead to substantial dilution of the Company's stockholder interest.

Plans of Financing

In the second quarter of 2003, the Company verbally agreed to sell to an offshore corporation up to a maximum of 20,000,000 shares of the Company's Common Stock in a Regulation S offshore offering. The Company has executed an agreement and forwarded it to the offshore corporaton for signature, but has not received back the signed copy as of the filing date of this form 10-KSB. The Company has agreed to issue and sell shares at a price equal to 25% of the bid price of the Company's shares of Common Stock as quoted on the OTC Bulletin Board or other United States stock exchange. While there is currently no floor or minimum purchase price, the Company may impose a minimum price after giving purchaser written notice at least 30 days prior to imposing a minimum floor price. In the event the Company is unsuccessful in maintaining its listing on the OTC Bulletin Board, it is likely that the Regulation S offering will not result in any proceeds to the Company. The offshore purchaser has 90 days from the execution date of the agreement to deliver one or more purchase notices to the seller pursuant to the agreement. Thereafter, the purchaser has five business days to wire transfer the funds to the Company following receipt of the Company's stock certificates. While the purchaser has purportedly committed to purchase up to a maximum of 20,000,000 shares of the Company's Common Stock, purchaser's obligations to purchase shares from the Company will be on a "best efforts" basis and purchaser will only be liable to purchase shares set forth in a purchase notice. In the event any sales are made pursuant to the Regulation S offering, no sales may be made in the United States, except pursuant to registration or after a period of one year, through an exemption from registration, such as Rule 144 of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

For 2002, net loss from discontinued operations amounted to $1,318,531. Net cash and cash equivalents decreased by $7,703 for 2002. This is primarily the result of a gain on the sale of a business segment of $500,993, common stock issued in exchange for acquisition costs of $490,500, notes issued in lieu of officers compensation and cash advances of $265,000, and $216,417 in non-cash depreciation and amortization costs

For 2001, the net loss from discontinued operations was $2,198,994, and net cash used by operating activities was $97,137. This resulted primarily from a reduction in accounts receivable of $638,350, and a reduction in inventory of $2,228,771, and an decrease in accounts payable and other liabilities of $1,082,287. For 2001, cash and cash equivalents decreased $167,262.

At December 31, 2002, the Company had net liabilities of discontinued operation of $604,055 and carried liabilities of $350,604 owned to affiliated parties, with current assets of only $18,933.

In 2000 our Company financed the majority of its business through the P&K credit facility obtained in October 2000. We discontinued our P&K operations on March 12, 2002 and intend to discontinue our remaining sale of tobacco and accessories business before the end of 2003. For this reason our auditors have added to our fiscal year 2002 a going concern qualification raising a substantial doubt as to our ability to continue in business. Our Company is striving to obtain public or private financing. To date our Company has been unsuccessful in this regard, primarily due to the low price of our common stock and limited trading volume.

In the event the Company does raise equity financing, the low price of our common stock may cause a change of control and require the Company to issue up to all it's remaining authorized but unissued common stock. No assurances can be given that the Company will obtain additional financing on terms satisfactory to the Company, if at all.

Our independent certified public accountants have stated in their report included in our December 31, 2002 Form 10-KSB, that we have incurred recurring losses from operations, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations"(SFAS No.
141), and Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

RISK FACTORS

The Company intends to discontinue its tobacco business operations and seek to obtain financing for its planned oil and gas exploration investment. The following are the major business obstacles that the Company is likely to encounter in carrying out these plans over the next 12 months:

   o Management believes that to sell its tobacco business at a reasonable price, it needed to downscale its operations, cut overhead and needs to invest additional cash into producing additional catalogs. It is Management's desire to show a potential buyer that the current business can be profitable to a company that has the cash resources necessary to make it successful.
   o As described herein, the Company needs significant cash to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina and to finance its intended operations. Such financing may not be available to the Company on terms satisfactory to it, if at all.
   o The Company needs to settle its outstanding debt. It will require significant cash to accomplish this. It is possible that debt holders may accept a substantial equity interest in the Company at a cost of further dilution to stockholders. A combination of cash and/or stock may also be offered to debt holders. There can be no assurances given that financing will be available to the Company to carryout this business objective or that debt holders will accept capital stock of the Company in lieu of cash.
   o An investment in a company such as Cynthia Holdings could cause the Company to become subject to government regulations promulgated by various local, state and Federal government agencies such as the Investment Act of 1940, as amended.. The Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended. The Company's financing activities may be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding the foregoing, the Company may become subject to the Investment Company Act of 1940 and be required to dispose of its interest in Cynthia within a period of one year.

   o If the Company is successful in completing its purchase of an effective 50% interest in the Santa Rosa properties located in Argentina, it may be relying on the management skills of other companies and personnel to attempt to successfully drill for oil and gas and, if successful, to market the minerals obtained through this exploration. There can be no assurances given that these efforts will be successful or will result in profits to the Company on a consolidated basis.
   o The Company's Common Stock is listed on the OTC Bulletin Board. It will be removed from trading if the Company is not current with all reports required to be filed under the Exchange Act of 1934, as amended, on or before May 20, 2003. This would adversely affect the Company's ability to raise capital and to continue as a going concern.
   o In the past, trading in our Common Stock on the OTC Bulletin Board has been limited or sporadic. There can be no assurances given that an established market in the Company's Common Stock will be obtained in the future.
   o The Company's plans will involve the need to raise additional capital on an ongoing basis. If these plans are successful, of which there can be no assurances given, there would be substantial dilution experienced by stockholders of the Company and potentially at prices well below the then current market value of the Common Stock.
   o The oil and gas exploration business is a highly competitive business that is dominated by major oil companies with substantial experience and resources. The Company, even if successful in its business plans, will be an insignificant factor in the industry.
   o The Company has no officer and director liability insurance. It may have difficulty retaining its existing Board members and/or attracting other experienced persons to join the Company as outside directors. Further, it may have difficulty for the same reasons in establishing or maintaining an audit committee composed of independent directors as required by the Sarbanes-Oxley Act of 2002, as amended.

Item 7. Financial Statements

The information required by Item 7, and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 21, 2001, the Company was advised that its certifying accountant, Hausser + Taylor, LLP ("Hausser") resigned. Hausser's reports on the financial statements for the years ended December 31, 2000 and December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report for the years ended December 31, 2000 and December 31, 1999 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. During the years ended December 31, 2000 and December 31, 1999, and the subsequent interim period through November 20, 2001 the Company has not had any disagreements with Hausser on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Stefanou & Company LLP ("Stefanou") as its certifying accountant as of November 21, 2001 for the Company's year ended December 31, 2001. The Company has not consulted Stefanou previously. The company's Board of Directors approved the new certifying accountants.

Hausser's letter, which is required pursuant to Item 304(a)(3) of Regulation S-B, is attached.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                              THE HAVANA GROUP INC.

                              THE HAVANA GROUP INC.
                         INDEX TO FINANCIAL INFORMATION


                                                                                                                Page No
                                                                                                                -------
Report of Independent Certified Public Accountants                                                                  F-3
Consolidated Balance Sheet at December 31, 2002                                                                     F-4
Consolidated Statement of Losses for the Years Ended December 31, 2002 and 2001                                     F-5
Consolidated Statement of Deficiency in Stockholders' Equity for the Years ended December 31, 2002 and 2001         F-6
Consolidated Statement of Cash Flows for the Years Ended December 31, 2002 and 2001                                 F-7
Notes to Consolidated Financial statements                                                                   F-8 to F-23



                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
The Havana Group Inc.
Canton, Ohio

         We have audited the accompanying consolidated balance sheets of The Havana Group Inc. and its wholly-owned subsidiaries (the "Company"), as of December 31, 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 , in conformity with accounting principles generally accepted in the United States of America.

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants
McLean, Virginia
May 19, 2003

                             THE HAVANA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


ASSETS

Current assets:
Cash                                                                                    $    18,933

Total Current Assets                                                                         18,933

Property, Plant and Equipment, at cost, net of accumulated
depreciation (Note D)                                                                         4,614

Assets of discontinued operations (Note C)                                                  162,182
                                                                                        -----------
                                                                                        $   185,729
                                                                                        ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:

Notes payable - officers and Director (Note G)                                          $   274,500
Due to Affiliates (Note G)                                                                   76,104
                                                                                        -----------
Total Current Liabilities                                                                   350,604

Net liabilities of discontinued operations (Note C)                                         604,055

Commitment and Contingencies (Note F)                                                            --

Deficiency in Stockholders' equity (Note I):

Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding at
December 31, 2002 and 2001                                                                    5,000

Series B - 1,100,000 shares issued and outstanding at
December 31, 2001  (aggregate liquidation
Preference, including dividends in arrears, totaling
$550,000 as of December 31, 2002)                                                             1,100

Common stock, par value $.001 per share; 75,000,000 shares
Authorized; 16,815,000 shares issued and
outstanding at December 31, 2002                                                             16,815
Additional paid-in-capital                                                                7,683,922
Accumulated deficit                                                                      (8,475,769)

Total Deficiency in Stockholders' Equity                                                   (768,932)
                                                                                        -----------
                                                                                        $   185,729
                                                                                        ===========

           See accompanying Notes to consolidated financial statements

                             THE HAVANA GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                            2002                2001
                                                                            ----                ----

Net
Sales                                                                   $      --           $      --

Operating Expenses:
   Depreciation and Amortization                                              7,795               8,222
                                                                        -----------         -----------

Total Operating Expense                                                       7,795               8,222
                                                                        -----------         -----------

Loss from Operations                                                         (7,795)             (8,222)
                                                                        -----------         -----------

Interest Income (Expense)                                                    (9,500)               --
   Loss from continuing operations, before income taxes
   and discontinued operations                                              (17,295)             (8,222)

Income (taxes) benefit                                                         --                  --

Loss from continuing operations, before discontinued operations             (17,295)             (8,222)

Income (loss) from discontinued operations (Note C)                      (1,318,531)         (2,198,994)
Gain on sale of business segment                                            500,993                --
                                                                        -----------         -----------

Net loss                                                                $  (834,833)        $(2,207,216)
                                                                        ===========         ===========


Preferred stock dividends (Note I)                                         (110,000)           (110,000)

Income (loss) available to common stockholders                             (944,833)         (2,317,216)

Loss per common share (basic and assuming dilution):                          (0.15)              (0.80)
Continuing operations                                                         (0.00)              (0.00)
Discontinued operations                                                       (0.21)              (0.76)
Gain on sale of business segment                                               0.08                --
Weighted average shares outstanding                                       6,258,833           2,890,753


           See accompanying Notes to consolidated financial statements

                             THE HAVANA GROUP, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
               FOR THE TWO YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               Preferred Stock                      Common Stock
                                                          Number of Shares     Amount        Number of Shares     Amount
                                                          ----------------     ------        ----------------     ------

BALANCE AT DECEMBER 31, 2000                                  6,100,000     $      6,100        2,855,000     $      2,855

Shares issued on April 15, 2001 in
exchange for services; valued @ $.31 per share                        0                0           50,000               50

Net loss                                                              0                0                0                0

BALANCE AT DECEMBER 31, 2001                                  6,100,000            6,100        2,905,000            2,905
                                                             ----------         --------        ---------        ---------

Shares issued to investor in return for loans
to the Company on 9/9/02, valued at $0.045 per share                                              200,000              200

Shares issued to investor in return for loans
to the Company on 9/9/02, valued at $0.045 per share                                              200,000              200

Shares issued to Consultant in return for
services on 9/9/02 valued at $0.045 per share                                                      50,000               50

Shares issued to W. Miller in return for
conversion of debt of $112,500 on 9/11/02                                                       2,500,000            2,500

Shares issued for the purchase of Bible
Resources, Inc. at 10/01/02, valued at $0.045 per share                                        10,900,000           10,900

Exercise of Option of Shares to employee
in October, 2002 at $0.10 per share                                                                60,000               60

Net loss

BALANCE AT DECEMBER 31, 2002                                  6,100,000     $      6,100       16,815,000     $     16,815
                                                              =========     ============       ==========     ============


                                                                                                    Total
                                                             Additional       Accumulated        Deficiency in
                                                          Paid In Capital       Deficit      Stockholders' Equity
                                                          ---------------       -------      --------------------
BALANCE AT DECEMBER 31, 2000
                                                           $  7,053,132     $ (5,433,720)      $  1,628,367
                                                           ------------     ------------       ------------

Shares issued on April 15, 2001 in
exchange for services; valued @ $.31 per share                   15,450                0             15,500

Net loss                                                              0       (2,207,215)        (2,207,215)
                                                           ------------     ------------       ------------

BALANCE AT DECEMBER 31, 2001                                  7,068,582       (7,640,935)          (563,348)
                                                           ------------     ------------       ------------

Shares issued to investor in return for loans
to the Company on 9/9/02, valued at $0.045 per share              8,800            9,000

Shares issued to investor in return for loans
to the Company on 9/9/02, valued at $0.045 per share              8,800            9,000

Shares issued to Consultant in return for
services on 9/9/02 valued at $0.045 per share                     2,200            2,250

Shares issued to W. Miller in return for
conversion of debt of $112,500 on 9/11/02                       110,000          112,500

Shares issued for the purchase of Bible
Resources, Inc. at 10/01/02, valued at $0.045 per share         479,600          490,500

Exercise of Option of Shares to employee
in October, 2002 at $0.10 per share                               5,940            6,000

Net loss                                                                        (834,833)          (834,833)
                                                                            ------------       ------------

BALANCE AT DECEMBER 31, 2002                               $  7,683,922     $ (8,475,768)      $   (768,932)
                                                           ============     ============       ============

           See accompanying Notes to consolidated financial statements

                             THE HAVANA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,



                                                                        2002               2001
                                                                        ----               ----

Cash flows from operating activities:
Net loss for the period from continuing operations                   $   (17,295)      $    (8,222)
Income (loss) from discontinued operations                            (1,318,531)       (2,198,994)
Gain on sale of business segment                                         500,993              --

Adjustments to reconcile net loss to net cash
(used) by operating activities:
Depreciation and Amortization                                            216,417           264,037
Common stock issued in exchange for services                               2,250            15,500
Common stock issued in exchange for acquisition costs                    490,500              --
Expenses paid by the affiliates on behalf of the company                  28,724              --
Note issued in lieu of officers compensation                             164,000              --
Note payable in lieu of interest on note payable-officers                  9,500              --
Reversal of  provision for doubtful accounts receivable                   (4,180)             --
Shares issued to investor in return for loans                             18,000              --
Shares issued to officer in return for conversion of debt                112,500              --

(Increase) decrease in:
Receivables                                                                4,120           638,350
Inventory                                                                182,190         2,228,771
Prepaid expenses                                                           8,863             2,007
Deposits and other assets                                                  7,661            (7,661)
Deferred catalog expense                                                    --              88,732
Deferred income tax assets                                                  --              29,070
Increase (decrease) in:
Accounts payable and other liabilities                                   (97,819)       (1,082,287)
Net liabilities of discontinued business operations                     (500,993)             --
Customer advances and credit                                              19,201              --
Deferred revenue                                                          59,196           (66,440)
                                                                     -----------       -----------
Net cash  (used) by operating activities                                (114,703)          (97,137)

Cash flows from investing activities:
Purchase of property, plant and equipment                                   --                (359)
Net cash used by investing activities                                       --                (359)

Cash flows from financing activities:

Due to affiliates                                                           --             (69,766)
Proceeds from notes payable - officers, net                              101,000              --
Proceeds from common stock issued, net                                     6,000              --
                                                                     -----------       -----------
Net cash provided (used) by financing activities                         107,000           (69,766)

Net increase in cash and cash equivalents                                 (7,703)         (167,262)

Cash and cash equivalents at the beginning of the year                    26,636           193,898

Cash and cash equivalents at the end the year                        $    18,933       $    26,636

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                                      --                --
Cash paid during the year for taxes                                         --                --

Supplemental Disclosures of Non cash Transactions:
Gain on sale of business segment:
Assets sold                                                            1,695,083              --
Liabilities assumed                                                   (2,196,076)             --
Gain on sale                                                            (500,993)             --

Acquisition of business:
Common stock issued in exchange for acquisition of Bible                 490,500              --
Acquisition cost                                                        (490,500)             --

Note payable  issued in lieu of officers compensation                    164,000              --
Note payable in lieu of interest on note payable-officers                  9,500              --

Common stock issued in exchange for  services                              2,250            15,500
Common stock issued in exchange for financial advisory services           18,000              --
Common stock issued in exchange for previously incurred  debt            112,500              --


           See accompanying Notes to consolidated financial statements

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Havana Group, Inc. ("Havana" or the "Company") is in the mail order business and sells to customers throughout the United States. The Company sells tobacco, cigars, smoking pipes and accessories. Products are purchased from a variety of manufacturers. The consolidated financial statements include the accounts of The Havana Group, Inc. and it's wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Bible Resources Inc. ("Bible Resources"), collectively the "Company". Monarch Pipe Company manufactures smoking pipes and sells them exclusively to Havana. All significant inter company accounts and transactions have been eliminated in consolidation.

On July 29, 2002, the Company entered into an agreement to acquire 100% of the common stock of Bible Resources, Inc. ("Bible") in exchange for 10.9 million common shares of the Company. Bible is a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible currently has no business or assets other than an agreement to purchase an effective 50% investment interest in the Santa Rosa property in Argentina for the sum of $1.4 million.

Use of Estimates

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

Trade Receivables

It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. The allowance was $1,320 and $5,500 as of December 31, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment will be depreciated using straight-line method over their estimated useful lives. Depreciation expenses from continuing operations amounted to $7,795 and $8,222 for the years ended December 31, 2002 and 2001, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long Lived Assets


The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.


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

Other Intangible Assets

Other intangible assets consist of mailing list, trademarks, and artwork, which are amortized using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year classifications.

Revenue Recognition

Sales and the related cost of sales are recognized upon shipment of products. The Company generally accepts returns of stale or damaged product. Sales returns are not material.

Income Taxes

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

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2002 and 2001, advertising costs were $65,684 and $179,181, respectively.

Stock Based Compensation


In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are

                                                                     2002               2001
                                                                     ----               ----

Net loss - as reported                                          $  (944,833)      $(2,317,216)

Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                    --                --
Deduct: Total stock based employee compensation expense
as reported under fair value based method (SFAS No. 123)            (19,248)          (33,550)
                                                                -----------       -----------

Net loss - Pro Forma                                               (964,081)       (2,350,766)

Net loss attributable to common stockholders - Pro forma        $  (964,081)      $(2,350,766)

Basic (and assuming dilution) loss per share - as reported      $     (0.15)      $     (0.80)
Basic (and assuming dilution) loss per share - Pro forma              (0.15)            (0.81)

Weighted average shares outstanding                               6,258,833         2,890,753


Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $1,320 and $5,500 at December 31, 2002 and 2001, respectively.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

The Company does not have any items of comprehensive income in any of the periods presented.

Liquidity

As shown in the accompanying financial statements, the Company incurred a loss from continuing operating of $17,295 and $8,222 during the year ended December 31, 2002 and 2001, respectively. The Company's current liabilities exceeded its current assets by $331,671 as of December 31, 2002.

Segment Information

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



Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 6,258,833 and 2,890,753 for each of the periods ended December 31, 2002 and 2001 respectively.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-and amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123 ". This statement amends SFAS No.123," Accounting for Stock based Compensation , " to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - BUSINESS COMBINATIONS

On July 29, 2002, the Company entered into an agreement to acquire 100% of the common stock of Bible Resources, Inc. ("Bible") in exchange for 10.9 million common shares of the Company. Bible is a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible currently has no business or assets other than an agreement to purchase an effective 50% investment interest in the Santa Rosa property in Argentina.

In connection with the acquisition of Bible Resources Inc., the Company issued to Bible Resources Inc.'s shareholders a total of 10,900,000 shares, valued at $490,500 (see Note I), of the Company's common stock.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE B - BUSINESS COMBINATIONS (continued)

Bible Resources Inc. has no assets and liabilities and has no business activities as of December 31, 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16, and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

The following summarizes the acquisition of Bible Resources Inc.:

      Issuance of 10,900,000 shares of restricted common stock       $(490,500)
      Assets acquired                                                      --
      Liabilities assumed                                                  --
      Acquisition costs                                                490,500
                                                                     ---------
                                                                     $     --
                                                                     =========

NOTE C - DISCONTINUED OPERATIONS


On March 12, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of $2,196,076 of the debt of Phillips & King, International, Inc. The results of operations for all years presented have been restated for the discontinued tobacco distribution business.

The following summarizes the gain on the disposition of the tobacco distribution business segment:

      Debts assumed                                                 $ 2,196,076
      Net assets disposed of                                         (1,695,083)
                                                                    -----------
      Net gain on disposal                                          $   500,993
                                                                    ===========

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered our products to consumers through our "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of 2003.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE C - DISCONTINUED OPERATIONS (continued)

The following summarizes the assets and liabilities of discontinued operations as on December 31, 2002:

Assets:
Accounts Receivable, Total                                            $  13,787
Allowance for Doubtful Accts                                             (1,320)
Leasehold Improvements                                                  109,320
Furniture & Fixtures                                                     21,275
Data Processing Equipment                                                62,533
Web Site Development                                                    111,324
Accumulated Depreciation                                               (252,046)
Trademark                                                                17,949
Artwork                                                                  35,914
Mailing List                                                            889,000
Accumulated Amortization                                               (845,554)
                                                                      ---------

Total Assets                                                          $ 162,182
                                                                      =========

Liabilities:
Customer Advances & Credits                                              19,201
Accounts payable and accrued liabilities                                525,658
Deferred Income                                                          59,196
                                                                      ---------
Total Liabilities                                                     $ 604,055
                                                                      =========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the years ended December 31, 2002 and 2001 were:

                                                 2001                    2002
                                                 ----                    ----
Revenue                                     $    542,985           $  9,495,556
Expenses                                      (1,861,516)           (11,694,550)
                                            ------------           ------------

Net (Loss)                                  $ (1,318,531)          $ (2,198,994)
                                            ============           ============

Depreciation and amortization expense included in expenses of discontinued operations amounted to $208,622 and $255,815 for the years ended December 31, 2002 and 2001, respectively.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at December 31, 2002 consists of the following:

     Furniture & Fixtures                             $43,267

     Less: Accumulated Depreciation                   (38,653)
                                                      -------

                                                      $ 4,614
                                                      =======

Depreciation expense included as a charge to operations in 2002 amounted to $7,795.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has entered into a one year operating lease effective December 1, 2002 for warehouse and office space. Total future minimum lease payments required under this non-cancelable operating lease for the year ending December 31, 2003 is $22,183. Total rent expense was $54,950 and $83,689 for the years ended December 31, 2002 and 2001, respectively.

Employment Agreement

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

In February 2001, Danner Press Corporation filed a complaint against the Court of Common Pleas, Stark County of the State of Ohio. The complaint alleges a breach of contract. The Company received a judgment in the Plaintiff's favor in April 2002 in the amount of $118,121. The amount due Danner Press Corporation of $131,790 (including interest) is included in accrued liabilities at December 31, 2002.

Purchase Commitment

In connection with the acquisition of Bible Resources Inc. (See note B), the Company agreed to acquire an effective 50% interest in certain mineral rights in exchange for $1,400,000. The Company defaulted under the terms of the Agreement, and subsequently renegotiated the acquisition price increasing the purchase price to $1,500,000, payable under specified terms and conditions.

NOTE G - RELATED PARTY TRANSACTIONS

The Company has entered into a contract with an entity controlled by the Company's Chief Executive that provides administrative, executive, and accounting services at a fixed cost per year plus shipment and warehouse services on a per order basis. Total costs charged to the Company in 2002 and 2001 amounted to $28,724 and $47,380, respectively.

From time to time, the Company's principal officer and Director have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes accruing interest at 6% per annum. In addition, the Company incurred unpaid salaries to the officer which have been converted in the form of unsecured proimissory notes payable.As of December 31, 2002 , the balance due to the officer Director is $ 274,500.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE H - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income
(loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        2002            2001
                                                        ----            ----

Net income (loss) available to Common
stockholders (after preferred Stock dividends of
$110,000 per year)                                   $ (944,833)    $(2,317,216)

Basic and diluted earning (loss) per share                (0.15)          (0.80)
Continuing operation                                      (0.00)          (0.00)
Discontinued operation                                    (0.21)          (0.80)
Basic and diluted weighted average Number of
common shares outstanding                             6,258,833       2,890,753

NOTE I - STOCKHOLDERS' EQUITY

Common Stock

On October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares,$0.001 par value. The number of authorized preferred shares remained unchanged. As of December 31, 2002 and 2001, 16,815,000 and 2,905,000 shares, respectively, were issued and outstanding.

The Company is not currently subject to any contractual arrangements, which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

In 2001, the Company issued 50,000 shares of the Company's common stock to a consultant in exchange for services provided to the Company The shares issued to the consultants were based upon the value of the services rendered. The Company valued the shares issued at $ .31 per share, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $ 15,500 were charged to income during the year ended December 31, 2001.

In September 2002, the Company issued 10,900,000 shares of restricted common stock valued at $0.045 per share for a total value of $490,500 in connection with the acquisition of Bible Resources, Inc. (see Note B).

In 2002, an employee exercised an option to purchase 60,000 shares of the Company's common stock issued in connection with the Employee Stock Option Plan at $0.10 per share for $6,000 (see Note J).

In August 2002, the Company issued 400,000 shares of restricted common stock valued at $0.045 per share to investors in connection with issuance of notes payable aggregating $100,000.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE I - STOCKHOLDERS' EQUITY (continued)

In August 2002, the Company issued 50,000 shares of the Company's common stock to a consultant in exchange for services provided to the Company. The Company valued the shares issued at $ .045 per share, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $ 2,250 were charged to income during the year ended December 31, 2002.

In August 2002, the Company issued 2,500,000 shares of restricted common stock to Company in exchange for previously incurred debt of $112,500.

Series A Preferred Stock

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

Series B Preferred Stock

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2001 or 2000 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.55 per share or $550,000 in the aggregate at December 31, 2002.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE I - STOCKHOLDERS' EQUITY (continued)

The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

NOTE J - WARRANTS AND STOCK OPTIONS

Class A Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2002.

                                    Warrants Outstanding                                 Warrants Exercisable
                                    --------------------                                 --------------------

                                                         Weighted
                                                          Average                                            Weighted
                            Number                 Contractual Life                    Number         Average Exercise
Exercise Prices          Outstanding                     (Years)                   Exercisable                Price
---------------          -----------                     -------                   -----------                -----
        $6.00                 200,000                       10.00                       200,000                $  6.00
         5.25               2,658,000                        5.00                     2,658,000                   5.25
         0.10                 500,000                        5.00                       500,000                   0.10
         ----                 -------                        ----                       -------                   ----

                            3,358,000                        5.30                     3,358,000                $  4.53
                            =========                        ====                     =========                =======

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                                                Weighted Average
                                                            Number of Shares                     Exercise Price
                                                            ----------------                     --------------
Outstanding at December 31,2000                                      2,858,000                            $  5.30
Granted                                                                500,000                               0.10
Exercised
Cancelled

Outstanding at December 31, 2001                                     3,358,000                               4.53
Granted                                                                   --                                  --
Exercised                                                                 --                                  --
Cancelled                                                                 --                                  --

Outstanding at December 31, 2002                                     3,358,000                            $  4.53
                                                                     =========                            =======


The weighted-average fair value of warrants granted to shareholders during the years ended December 31, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                              2002             2001
                                                                              ----             ----
Weighted average grant date fair value per share:                            $0.13            $0.15
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                                         1.67%            3.89%
Expected stock price volatility                                                 26%              21%
Expected dividend payout                                                       --               --
Expected option life-years (a)                                                5.00             5.00

(a) The expected option life is based on contractual expiration dates.

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE J - WARRANTS AND STOCK OPTIONS (continued)

Stock Options
The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2002.

                                    Options Outstanding                                    Options Exercisable
                                    -------------------                                    -------------------

                                                         Weighted
                                                          Average                                            Weighted
                            Number                 Contractual Life                    Number         Average exercise
Exercise Prices          Outstanding                     (Years)                   Exercisable                Price
---------------          -----------                     -------                   -----------                -----
     $3.50                     80,000                      10.00                        80,000                 $3.50
    0.4044                     60,000                       5.00                        60,000                0.4044
    0.4044                    200,000                      10.00                       200,000                0.4044
      0.10                    240,000                       2.00                       240,000                  0.10
      0.25                  1,200,000                       5.00                       400,000                  0.25
                            ---------                       ----                       -------                  ----

                            1,780,000                       5.38                       980,000                 0.519
                            =========                       ====                       =======                 =====

Transactions involving the Company's options issuance are summarized as follows:

                                                                                                Weighted Average
                                                            Number of Shares                     Exercise Price
                                                            ----------------                     --------------
Outstanding at December 31, 2000                                     340,000                               $1.13
Granted                                                                 --
Exercised                                                               --
Cancelled                                                               --
Outstanding at December 31, 2001                                     340,000                               $1.13
Granted                                                            1,500,000                                0.22
Exercised                                                            (60,000)                               0.10
Cancelled                                                               --                                   --

Outstanding at December 31, 2002                                   1,780,000                               $ .52
                                                                   =========                               =====

The weighted-average fair value of stock options granted to shareholders during the years ended December 31, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                                          2002            2001
                                                                                          ----            ----
Weighted average grant date fair value per share:                                        $0.13           $0.15
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                                                     1.67%           3.89%
Expected stock price volatility                                                             26%             21%
Expected dividend payout                                                                   --              --
Expected option life-years (a)                                                            5.38            9.12

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE J - WARRANTS AND STOCK OPTIONS (continued)

(a) The expected option life is based on contractual expiration dates. If the Company recognized compensation cost for the warrants and non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(964,081) and $(0.15) in 2002 and $(2,350,766) and $(0.81) in 2001, respectively.

NOTE K - STOCK INCENTIVE PLAN

The Company maintains a Stock Incentive Plan. Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of common stock may be issued; provided, however, that the maximum amount of common stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipient's initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of option, stock appreciation rights, stock awards, or a combination thereof. No stock incentives were granted under the Stock Incentive Plan in 2002 and 2001.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $5,300,000, which expire through 2022 subject to limitations of Section 382 of the Internal Revenue Code, as amended. . The deferred tax asset related to the carry forward is approximately $1,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

        Non Current:
          Net operating loss carry forward                                   $ 1,800,000
          Less: valuation allowance                                           (1,800,000)
                                                                             -----------
          Net deferred tax asset                                             $      --
                                                                             ===========

                              THE HAVANA GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE M - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2002 and 2001, the Company incurred losses from continuing operations of $17,295 and $8,222, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE N- SUBSEQUENT EVENT

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered our products to consumers through our "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Identification of Directors

The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:


                                                Term            First
                                                of              Became              Principal
Name                              Age           Office          Director            Occupation
----                              ---           ------          --------            ----------
William L. Miller                 66             (1)            1997                Chairman of the Board and Chief
                                                                                    Executive Officer of the Company

Frederick Berndt                  28             (1)            2002                Vice President of the Company

Chet Idziszek                     52             (1)            2002                President of Ormin Explorations Ltd.

Orin E. Atkins                    78             (1)            2002                Retired

Richard DeY Manning               77             (1)            2002                Attorney


(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(b) Identification of Executive Officers.

         William L. Miller is Chairman of the Board, Chief Executive Officer, Principal Financial Officer and Treasurer of the Company. Frederick Berndt is Vice President of the Company.


The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, the Board of Directors may remove officers, either with or without cause, and a successor elected by a majority vote of the Board of Directors, at any time.

Business Experience

         William L. Miller has been Chairman of the Board of Directors of the Company and Chief Executive Officer since December 1997. Mr. Miller has in the past, and is currently, serving as the Company's Chief Financial Officer and its sole executive officer. He previously served as President of the Company from December 1997 - March 1999. Previously, he was the sole director and executive officer of Carey from 1984 to December 1997. Mr. Miller has held identical positions at Kids Stuff, Inc. from its formation in July 1996 until it ceased operations in 2002. Mr. Miller had been a director of Perfectly Safe, Inc. and its Vice President since it was formed by Duncan Hill in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill and Zenvesco, Inc., a privately held company owned by him. He holds a Bachelors Degree in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University.

         Frederick C. Berndt, age 28, has been an officer of the Company since September 2002 and a director of the Company since October 2002. Mr. Berndt has an extensive background in banking, having studied Finance and Economics at Geneva College in Pennsylvania. Mr. Berndt began his career in Commercial Banking in 1995. In 1997, he became licensed as a Series 7 and 63, for Rise Securities and became a partner/Vice President of Berndt & Associates Investment Management, a full service money management firm that was formed in the early 1970's. In 1999, Mr. Berndt passed his Securities Principal's license and became the principal and compliance officer for Rise Securities, Inc. In 2001, Mr. Berndt left Berndt & Associates to pursue a consulting career in investment banking. He consulted for EWRX Internet Systems, an anti-virus software company and also consulted for Hamilton Scientific, a New Jersey based medical software company. In 2002, Mr. Berndt founded Bible Resources, Inc., a private corporation formed for the purpose of oil and gas exploration. He then successfully orchestrated the Company's acquisition of Bible resources described elsewhere herein.

         Chet Idziszek has been a director of the Company since August 2002. Mr. Idziszek is a geologist and business executive with extensive experience in mining and precious metals businesses. Since 1992, Mr. Idziszek is President and Chairman, Oromin Explorations, Ltd., which holds the mineral rights to the property in the Cuyana Basin of Central Argentina known as the "Santa Rosa Dome" project. Mr. Idziszek began his career as Vice President and Exploration Manager for New Jersey Zinc Exploration Co. (Canada) Ltd. In 1984, he became Manager of New Projects for "Consolidated Gold Fields" Canadian Mining, Ltd. In 1987, he became President-Prime Explorations Ltd., the exploration arm for the Prime Group of Companies. In 1990, Mr. Idziszek received the "Mining Man of the Year" award in recognition of his vital role in the discovery and development of the Eskay Creek gold deposit in Canada, as well as the prestigious "Prospector of the Year Award for 1994" in recognition of the major role he played in the discovery and development of the Eskay Creek gold deposit, as well as for his leadership of Adrian Resources Ltd. during the exploration and development of the Petaquilla copper-gold-silver-moly deposits in the Republic of Panama. He also served as director of Arequipa Resources, Ltd., which discovered the Pierina gold deposit that was subsequently acquired by Barrick Gold Corp. in mid-1996. Mr. Idziszek holds a Bachelor of Science degree and Master of Applied Sciences degrees from McGill University in Montreal, Canada. He is a member of the Society of Economic Geologists, I.A.G.O.D., the Geological Association of Canada, and a Fellow of the Geological Society, London.

         Orin E. Atkins became a director of the Company in August 2002. Mr. Atkins is the retired Chief Executive Officer of Ashland Oil, Inc., a position he held for 17 years. He was elected President and Chief Executive Officer at 40 years of age, after14 years in the company's legal department and in various financial and administrative capacities. When Mr. Atkins became the Chief Executive Officer, Ashland was a regional refining company refining 165,000 barrels per day of crude oil with sales of $447.7 million. Over the next 17 years under Mr. Atkins direction, Ashland grew to an international company with sales of $9.6 billion. Mr. Atkins also served as Director of the Cleveland Branch of the Federal Reserve Bank. He was a member of the Board of Directors of the American Petroleum Institute and a member of the executive committee of the Board. Mr. Atkins has also served as an executive of Tampimex Oil Trading, which was one of the leading oil trading companies in the world. Mr. Atkins attended Marshall University and graduated from the law school of the University of Virginia. He is a past Chairman of the Advisory Board of Marshall, a position he held for many years.

         Richard DeY Manning has been a director of the Company since August 2002. Mr. Manning is an attorney with extensive experience in the international oil business. Mr. Manning began his career in 1952 with Cravath, Swaine & Moore, New York, where he worked extensively on cost allocations in the natural gas pipeline industry. He then became General Counsel to Commonwealth Oil Refining Company ("Corco") which refined oil on the south coast of Puerto Rico. He then established his own law firm in New York City and became outside counsel to Corco. In the 1960's he was a Director and Vice President of Atlas Development Company, Inc., a Montreal based international oil trading company which sold crude oil to the state owned oil company in Argentina. Mr. Manning was instrumental in developing the Argentine business and setting up a barter payment system using low sulfur fuel oil for resale in international markets. Atlas also established offices in London, Rotterdam, and Hamburg. During the late 1960's and early 1970's, Mr. Manning accepted Hugh L Carey, then a Congressman, as a member of his law firm and was thereafter active in the campaign for Carey's election to two terms as Governor of New York. Manning acted as counsel to New England Petroleum Corporation (Nepco), and negotiated some of the largest fuel oil supply contracts in the oil industry to numerous utilities. He then negotiated contracts for the construction of a $600 million, 500,000 barrel per day, oil refinery on Grand Bahama Island, a joint venture with Standard Oil of California; he also negotiated the contracts for construction of a petrochemical plant in Puerto Rico. Later in his career Mr. Manning became an investor in oil and gas wells in Ohio, and ultimately owned all or part of approximately 200 wells, which he operated through his wholly-owned corporation. He also worked on special projects for Ashland Oil Company, Consolidated Edison of Chicago, and others in the oil and petrochemical business. Mr. Manning is a WWII veteran who retired as a Captain, Parachute Infantry, in 1947 as a result of injuries received in the Battle of the Bulge in 1945. He was awarded the Distinguished Service Cross, the Bronze Star, Purple Heart, and the British Military Cross. He is a graduate of the University of North Carolina, Doctor of Jurisprudence with honors, and Bachelors Degree in Business Accounting

         The Board has no audit, compensation or other committees of the Board of Directors and it has no nominating or similar committee.

Proposed Audit Committee

         The Company's proposed audit committee, which the Company intends to establish at its next Board meeting, is expected to consist of Orin E. Atkins and Richard DeY Manning, each of whom meet the definition of "independent director" as defined in Rule 4200(a)(14) of the NASD's Listing Standards. The NASD's listing standards define an "independent director" generally as a person, other than an officer of the Company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment. The proposed audit committee would then be expected to establish a written charter detailing the audit committee's responsibilities. These responsibilities are expected to include, among other things:

   o annually reviewing and reassessing the adequacy of the committee's formal charter;

   o reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

   o reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

   o being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

   o  reviewing the independence of the independent auditors;

   o reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

   o reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

   o all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George
      W. Bush on July 30, 2002.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

   o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

   o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

   o  Compliance with applicable governmental law, rules and regulations;

   o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

   o  Accountability for adherence to the code.

        While the Company has not adopted a code of ethics because of the short time period that has followed between the effective date of March 3, 2003 and the filing date of this Form 10-KSB, it intends to do so in 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 2002, except as follows: William L. Miller filed late a Form 4 for July 2002. Management believes that Steven Heard and Fred Berndt each failed to file a Form 4 in 2002 to reflect gifts of stock that were made by them. Further, Management has been unable to ascertain whether the Form 3's of Steven Heard and Fred Berndt were filed in 2002 on a timely basis.

Item 10. Executive Compensation

The following table provides a summary compensation table with respect to the compensation of William L. Miller, the Company's Chief Executive Officer (CEO) for the past three years.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                    Awards                          Payouts
----------------------------------------------------------------------------------------------------------------------------------
Name and                Year      Salary ($)   Bonus ($)  Other Annual   Restricted      Number of       LTIP       All Other
Principal Position                                        Compensation   Stock           Options         Payout     Compensation
                                                          ($)            Award(s)                        ($)        ($)
                                                                         ($)(4)
----------------------------------------------------------------------------------------------------------------------------------
W. Miller, Chief          2002    100,000(2)       0          2,400             0(5)           0             0            0
Executive Officer         --------------------------------------------------------------------------------------------------------
                          2001    100,000(2)       0          9,600             0              0             0            0
                          --------------------------------------------------------------------------------------------------------
                          2000    100,000(2)       0          9,600             0(1)         200,000(3)      0            0
----------------------------------------------------------------------------------------------------------------------------------


------------
(1) Does not include 240,000 shares sold to Mr. Miller on February 7, 2000 at a price of $.4044 per share. See "Certain Transactions" for a description of this transaction.

(2) Mr. Miller accrued or received a salary of $100,000 in each of the three years ended December 31, 2002. During 2000, 2001 and 2002, the Company accrued salary of $100,000, $96,623 and $37,600, respectively.

(3) Represents the re-grant of options at $.4044 per share following the cancellation of an equivalent number of options.

(4) Mr. Miller had the use of a Company leased automobile during 2000, 2001 and the first three months of 2002. Mr. Miller personally paid $300 of the monthly $1,100 lease for a net of $800 per month paid by the Company.

(5) Mr. Miller did not receive any restricted stock grants for services rendered in 2002. However, Mr. Miller loaned the Company $50,000 in August 2002 and received 200,000 shares of the Company's restricted Common Stock as an inducement for such loan. In September 2002, he converted $112,500 of indebtedness into 2,500,000 shares of the Company's unregistered Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END

OPTION/WARRANT VALUES

The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 2002 by the Company's Chief Executive Officer and the fiscal year end value of the Company's unexercised options.


           (a)                  (b)             (c)                 (d)                       (e)
                                                                                            Value of
                                                                 Number of                 Unexercised
                                                                Unexercised               In-the-Money
                              Shares                             Options at                 Options
                            Acquired on        Value             FY-End (#)                at Fy-End($)
                             Exercise        Realized           Exercisable/               Exercisable/
          Name              (     #   )       ($)(1)           Unexercisable             Unexercisable(1)
          ----             ------------     ----------         ---------------            -----------------
William L. Miller               -0-            -0-               400,000/0                   -0- / -0-


(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options/warrants and the exercise price of the options/warrants at exercise or fiscal year end, respectively. Column (e) is based upon a year-end value of Common Stock of approximately $.15 per share at December 31, 2002. It does not reflect the value of the Warrants, which could be sold in the open market.

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

EMPLOYMENT AGREEMENTS

Pursuant to an employment agreement dated as of December 1, 1997, the Company employed William Miller ("Miller") as its Chairman of the Board and Chief Executive Officer over a term commencing on December 1, 1997 and expiring on December 31, 2002. On February 7, 2000, the Company extended Mr. Miller's one additional year to December 31, 2003 and agreed to sell to Mr. Miller 240,000 shares of Havana's Common Stock at the then fair market value of $.4044 per share. The agreement provides for the following compensation: (i) a base annual salary of $50,000 for 1998 which the Board subsequently increased to $100,000;
(ii) a cash bonus pool for key management personnel administered by the Board of Directors or a Compensation Committee under which a cash bonus will be paid to Miller in an amount ranging from 0% to 50% of Miller's prior year's base salary;
(iii) five-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, which warrants on May 14, 1998 automatically converted into 200,000 Class A Warrants identical to those sold to the public in connection with its initial public offering which was later sold by Mr. Miller; (iv) in the event the Company engages in any interim financing in order to raise capital for any venture, subsidiary acquisition or similar transaction, Miller shall have the option to participate in, or match the terms of, any such interim financing such that the terms offered to Miller are the same or similar to those terms offered to such non-affiliated third party, and Miller is given the opportunity to participate up to an amount equal to the amount of financing provided by any third party and (v) ten-year options to purchase 200,000 shares of the Company's Common Stock.

As of April 30, 2003, options to purchase 200,000 shares are vested and are currently exercisable at $.4044. On February 4, 2000 Mr. Miller's options which were originally exercisable at $6.00, subject to adjustment, were cancelled and were re-granted on terms identical to those in his original options except the exercise price was lowered to $.4044 per common share representing the market value of the Company's common stock at February 4, 2000. On June 30, 1999, Mr. Miller received 200,000 Class A Warrants in exchange for his waiver of a total of $42,000 of monies due him. Since fiscal year 2000, due to a lack of working capital, Mr. Miller has accrued salary aggregating $234,223. See "Item 12."

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

Pursuant to an amendment to Mr. Miller's employment contract, the Company has the right to pay Mr. Miller's base salary in whole or in part in cash or in Common Stock of the Company. In the case of Common Stock, the Company is obligated to register the Common Stock on a Form S-8 Registration Statement. The amended employment contract gave Mr. Miller the right to convert any amounts owed to him at July 29, 2002 into convertible promissory notes or into Common Stock of the Company at the price per share in existence on July 29, 2002 provided such election was made no later than August 31, 2002. In this respect, as disclosed under Item 12, Mr. Miller converted $112,500 into 2,500,000 shares of Common Stock.

Pursuant to an agreement dated as of December 8, 1998, the Company entered into an employment contract effective February 1, 1999 with Gary J. Corbett pursuant to which he agreed to serve as President of the Company at a base salary of $80,000 per annum, bonuses to be determined by the Board of Directors and a signing bonus of $22,000 should he not receive this amount via a performance bonus from his prior employer. He was also granted options to purchase 80,000 shares of the Company's Common Stock at an exercise price of $3.50 per share with one-fourth of said options vesting on March 1, 1999 and thereafter the balance of the options vesting in three equal annual installments on the first three anniversary dates of the employment contract. The options contain certain provisions to decrease the exercise price similar to those provisions that apply to Mr. Miller's options, which are described above. The term of the employment contract commenced on February 1, 1999 and were scheduled to expire on December 31, 2002. However, due to a lack of working capital, Mr. Corbett was laid off by the Company in April 2002. The contract stated that it could be terminated by Mr. Corbett on 120 days prior written notice, by mutual consent of the parties, by the Company for cause as defined in the contract. Termination without cause after January 1, 2000 required the Company to pay Mr. Corbett termination pay equal to twelve months base salary.

In October 2002, the Company entered into a 15-month employment contract to retain the services of Frederick Berndt as an executive officer. Mr. Berndt is entitled to receive an annual salary of $65,000 plus such bonuses as determined by the Board of Directors of the Company. The Company has the right to terminate the agreement at any time with cause on 30 days prior written notice. Mr. Berndt may terminate the agreement on 30 days prior written notice if the Company fails to re-elect him as an executive officer, any material change in executive's functions, duties and responsibilities, the liquidation or dissolution or transfer of substantially all of the assets into another corporation which would adversely affect executive's position and any material breach of the agreement by the Company.

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

DIRECTORS COMPENSATION

When working capital permits, the Company pays its directors who are not also employees of the Company $500 for each meeting attended and will reimburse such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Miller received options and other compensation pursuant to his employment contract as discussed under "Employment Contract." In August 2002, the Company granted each of three directors options to purchase 400,000 shares of Common Stock at an exercise price of $.25 per share. The options have a term of five years and are vested one-third immediately, one-third on August 15, 2003 and the balance on August 15, 2004.

POTENTIAL CONFLICTS OF INTEREST

Miller is a co-founder of the Company's parent, Duncan Hill. Miller is currently the President of Duncan Hill, as well as Chairman of the Board of Directors and Chief Executive Officer of Zenvesco, Inc. and the Company. He was formerly Chairman of the board and Chief Executive Officer of Kids Stuff, Inc. which ceased its operations in 2002. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing his affiliated companies, as he deems appropriate. Accordingly, Miller is not devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business' chief executive officer, (ii) involving competition for business opportunities, and (iii) involving transactions between the Company and its affiliated companies. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and his affiliated companies must be approved by at least a majority of the Company's disinterested directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 30, 2003, certain information with respect to the beneficial ownership of Common Stock and Series A and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.


                                                                                        Shares of Series A and B
                                         Shares of                                      Preferred
                                         Common Stock                                   Stock
                                         Beneficially Owned                             Beneficially Owned
                                         -------------------                            --------------------------
 NAME AND ADDRESS OF
 BENEFICIAL OWNER(1)(2)                    NUMBER              PERCENT(3)               NUMBER          PERCENT(4)
-------------------------------------------------------------------------------------------------------------------------

 Duncan Hill, Inc.                        866,000(4)              5.2%                6,100,000(4)         100%

 William L. Miller (5)                  3,190,000(5)             18.6                 6,100,000(5)         100%

 Chet Idziszek (6) (7)                    600,000                 3.4                      -0-              -0-

 Orin E. Atkins (6)                       400,000                 2.3                      -0-              -0-

 Richard DeY Manning (6)                  400,000                 2.3                      -0-              -0-

 Frederick Berndt                       4,900,000                28.7                      -0-              -0-

 All five Officers and
 Directors and
 Duncan Hill as a Group                10,356,000                55.5                 6,100,000(5)          100%

 Steven Heard                           4,600,000                27.0                      -0-              -0-

--------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 (the "Exchange Act"). or investment power, have been deemed beneficially owned. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting.

(2) All addresses are c/o The Havana Group, Inc., 7090 Whipple Avenue N.W., North Canton, Ohio 44720.

(3) Calculated based upon 17,055,000 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants and Options, except those required under the attribution rules of the Exchange Act.

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

(5) Mr. Miller may be deemed to beneficially own all Duncan Hill's shares of capital stock based upon his and his wife's 68% controlling interest in Duncan Hill's shares of Common Stock. The table above reflects his controlling interest of 866,000 shares owned by Duncan and 2,790,000 shares of Havana's Common Stock, Class A Warrants to purchase 200,000 shares of Common Stock and options to purchase 200,000 shares of Common Stock, which are directly beneficially owned by him. Mr. Miller by virtue of his beneficial ownership of Common Stock and Preferred Stock has the right to vote 10,156,000 shares of the Company's Voting Stock representing 43.9% of the outstanding Voting Stock of the Company.

(6) Includes options to purchase 400,000 shares of Common Stock.

(7) Does not include 1,000,000 shares of Common Stock which will be issued to a company controlled by him at such time as the first payment is made to Cynthia Holdings Ltd. as described in Item 12.

Item 12. Certain Relationships and Related Transactions.

(i) Effective January 1, 1998, the Company entered into a one-year agreement with Kids Stuff, Inc., an affiliate of the Company, whereby Kids Stuff provided administrative functions to the Company at an annual cost of $206,100 based upon the following: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. Kids Stuff is also providing fulfillment services to the Company at a cost of $2.40 per order processed. The Company calculated these fees based on actual 1997 costs, and it was Management's belief that these fees represented actual costs should the Company undertake to provide these services itself. The Company was also obligated to pay Kids Stuff an amount equal to 5% of the Company's 1998 pre-tax profits, of which there was none, as additional consideration for Kids Stuff providing the Company with administrative and fulfillment services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as the Company began to incur direct costs for its administrative functions. The Company paid to Kids Stuff an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. The Company was also obliged to pay 5% of its 1999 pretax profits to Kids Stuff in connection with these services; however, the Company had no pre-tax profits for 1999. In March 2000, Havana commenced performing these services itself, except that it pays $30,000 per year to Kids Stuff for accounting, marketing, corporate and litigation services.

On December 8, 1997, the Company sold 1,100,000 shares of its Series B Preferred Stock to Duncan Hill in exchange for Duncan Hill's assumption of $300,000 of indebtedness owing to an affiliate. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30 and December 31 commencing with March 31, 1998. All issued and outstanding shares of Series B Preferred Stock are owned by Duncan Hill. No Preferred Stock dividends have been paid as of the filing date of this Form 10-KSB. As of March 31, 2003, accrued and unpaid dividends totaled $550,000.

All the aforesaid transactions occurred at a time when the Company was a sole shareholder of Duncan Hill. It is Management's position that all future transactions between the Company and its affiliated companies must be approved by a majority of the Company's disinterested directors.

(ii) On February 7, 2000, the Company sold 240,000 shares of its Common Stock to Miller at a cash purchase price of $.4044 per share.

(iii) In March 2000, the Company sold 245,000 shares of its Common Stock to seven non-affiliated persons at a purchase price of $1.00 per share.

(iii) In November 2001 the Company issued to William Miller, CEO, a secured one-year 6% promissory note for partial payment of wages due in the amount of $150,000. The promissory note is secured by the assets of the Company and remains unpaid as of the filing date of this Form 10-KSB.

(iv) In September 2001 the Company entered into an agreement with Equity Securities, Inc, for the performance of certain services. Equity Securities Inc. was paid in the form of a warrant for 500,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrant expires in September 2006.

(v) Reference is made to Item 2 regarding an arrangement to share our facility lease with Zenvesco, Inc., a company controlled by William L. Miller, Chief Executive Officer of the Company. Our current verbal agreement shares equally the facility expense and related costs, and provides for sharing the overhead expense on a pro-rata basis. Overhead expenses include accounting, data processing, marketing, purchasing, and administration.

(vi) Agreement to Acquire Bible Resources, Inc.

In July 2002, the Company entered into an Agreement in Principle to acquire 100% of the capital stock of Bible Resources, Inc., a newly formed Nevada corporation, from Frederick C. Berndt and Steven Heard. This transaction closed at the end of September 2002 with the Company issuing 5,450,000 shares of restricted Common Stock to each of Messrs. Berndt and Heard for an aggregate total of 10,900,000 shares. The Company's interest in acquiring Bible was its desire to sell its tobacco related business and to potentially focus its business efforts in the oil and gas industry.

At the time of the Company's acquisition of Bible, it had an agreement to acquire an effective 50% interest in the Santa Rosa property in Argentina for the sum of $1,400,000 as described below. For additional information regarding the Santa Rosa property, see "Item 1." Chet Idziszek, who became a director of the Company in August 2002, is the President, Chairman and owner of Oromin Explorations, Inc., a Canadian company ("Oromin"). Oromin owns Irie Isle Limited ("Irie"), which owns Cynthia Holdings Ltd., a British Virgin Island company. Upon Bible's payment of its effective 50% interest in Cynthia, Cynthia will redeem the outstanding preference shares held by Irie in Cynthia. It is Management's understanding that Cynthia owns the mineral rights in the Santa Rosa property and that the land is owned by the government of Argentina. Cynthia has a wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. (the "Argentine subsidiary"), which will be in charge of the operations of the drilling project.

Bible's agreement to acquire an effective 50% interest in the Santa Rosa property through its agreement with Cynthia Holdings required it to make payment of $1,400,000 in four quarterly payments, which payments were subsequently not made. Its agreement with Cynthia was such that if payments were made, but less than $1,400,000 was paid, Bible would have forfeited its entire ownership interest in Cynthia and its effective interest in the Santa Rosa property. Having failed to raise money for this investment, the Company renegotiated the agreement and entered into a new agreement (the "New Agreement") in April 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002. Cynthia has agreed to deliver to Havana one share of its capital stock for every $1,500 paid to Cynthia, as adjusted, based upon the adjusted purchase price. At the time that Havana makes its first payment to Cynthia, it has also agreed to issue 1,000,000 shares of its restricted Common Stock to Irie as additional consideration. If Havana purchases 1,000 common voting shares of Cynthia for the entire purchase price, it would own 50% of the capital stock of Cynthia. If Havana fails to purchase its entire 50% interest in Cynthia, Havana would continue to own whatever common voting shares it paid for in Cynthia, subject to dilution, based upon Cynthia's right to dilute Havana's ownership interest. Further, Cynthia's obligation to redeem the preference shares of Irie will only be triggered if Havana pays the entire purchase price. Irie and Havana have agreed that the operations of the Argentine subsidiary will be borne equally by each party pursuant to monthly cash calls from Cynthia to them which shall be paid within 10 days of receipt of such cash calls. Such cash calls will be structured as subscriptions for additional capital stock of Cynthia byIrieand Havana to keep the ownership levels at 50% each. In the event either party does not meet its required cash call, the non-paying party's ownership interest would suffer dilution. Havana and Irie agreed that Irie will be the operator of the Argentine subsidiary and will have a casting vote (final say) on all decisions to be made in respect of the Argentine subsidiary's operations.

Agreement with Elwood Junot, Jr.

Pursuant to an agreement dated August 25, 2002, the Company entered into an agreement to hire Elwood Junot, Jr. as an employee of the Company and to work under the direction of the Company's Chief Executive Officer. His main areas of responsibility involved establishing a marketing plan and communications system for distributing information about the Company to its customers and suppliers and to aid in development of the Company's business plans. Mr. Junot was paid a salary of $500 per month during the six-month term of the agreement, which expired in February 2003 and he received options to purchase 300,000 shares of common stock exercisable at $.10 per share. Of the 300,000 options, 60,000 were exercised in the third quarter of 2002 and the remaining 240,000 were exercised in the first quarter of 2003. The 300,000 shares issued to Mr. Junot were registered on a Form S-8 Registration Statement filed in August 2002.

Loans from William Miller and Chet Idziszek

In August 2002, the Company borrowed $50,000 from William Miller and $50,000 from Chet Idziszek, who became a director of the Company in August 2002. The $100,000 in loans were necessary to keep the Company in business while it attempted to acquire Bible and secure additional financing, of which there can be no assurances given. As an inducement for these loans, the Company issued 200,000 shares of its Common Stock to each lender. These loans were repayable in 60 days from August 13, 2002, together with interest at the rate of 6% per annum. At the September 23, 2002 meeting of the Board of Directors Mr. Miller and Mr. Idziszek, both of whom are Directors of the Company, agreed to extend the October 13, 2002 due date of the notes to not demand payment until after the Company successfully raises additional financing.

Mr. Miller has, in the past loaned money to the Company. As of July 29, 2002, Mr. Miller was owed approximately $267,000 consisting of business expenses, accrued salaries, and an outstanding loan in the amount of $150,000 as described above in paragraph (iii).

Mr. Miller and the Company, subject to approval of the disinterested members of the Board of Directors which was obtained in August 2002, agreed that Mr. Miller had the right to convert all or a portion of his indebtedness at July 29, 2002 into shares of the Company's Common Stock. In this regard, Mr. Miller converted amounts owed to him of $112,500 into 2.5 million shares of the Company's unregistered common Stock in September 2002. Since then, Mr. Miller's affiliated company, Camden Structure, Inc. has loaned an additional $101,000 to the Company to finance its continuing operations and Mr. Miller has continued to predominantly accrue his salary. As of April 30, 2003, Mr. Miller and Camden were owed $177,000 for cash loans made to the Company and $233,000 in accrued salary or an aggregate of $410,000. This indebtedness is required to be repaid together with interest.

Other Transactions

In the third quarter of 2002, the Company issued 50,000 shares of its Common Stock for legal services rendered in lieu of the payment of cash.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

a). All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

2.0   Certificate of Merger (Ohio)

2.1   Certificate of Merger (Delaware)

3.0   Certificate of Incorporation

3.1 Form of Amendment to Certificate of Incorporation approved by stockholders on October 28, 2002 - this form has not yet been filed with the Department of State of the State of Delaware, although Management intends to file it shortly after the filing of this Form 10-K. (this exhibit is incorporated by reference to the Registrant's proxy statement filed in October 2002.

3.2   Designation of Rights of Series A and Series B Preferred Stock

3.3   By-Laws

3.4 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock

4.0   Specimen of Common Stock

4.1   Specimen of Class A Warrant

4.2   Form of Underwriter's Unit Purchase Option

4.3   Form of Warrant Agreement

10.0  Employment Agreement with William L. Miller

10.1  Agreement with Kids Stuff, Inc. as of January 1, 1998

10.2  1997 Long-Term Incentive Plan

10.3  Employment Agreement dated as of December 8, 1998 with Gary Corbett.(1)

10.4 Agreement and Plan of Reorganization dated September 23, 2002 to acquire Bible Resources, Inc.(2)

10.5  Amendment to Mr. Miller's Employment Agreement*

10.6 Regulation S Stock Purchase Agreement, dated as of April 29, 2003 between Havana Group, Inc., and Ischian Holdings, Ltd, a British Virgin Islands.

10.7. Employment Agreement - Elwood Junot (3)

10.8  Agreement with Frederick Berndt*

11.0  Earnings per share -See Consolidated condensed statement of losses

21.0  Subsidiaries of Registrant (4)

23.1  Consent of Certified Public Accountants

99.1  Certification of CEO & CFO*

-----------
*Filed herewith

(1) Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.
(2) Incorporated by reference to Exhibit 2 contained in the Registrant's Form 8-K dated September 23, 2002 - date of earliest event.
(3) Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission on August 27, 2002.
(4) Bible Resources, Inc., a Nevada corporation, and Monarch Pipe Company, a Oklahoma corporation, are the only active subsidiaries of the Registrant at December 31, 2002. Phillips & King International, Inc., a California corporation discontinued operations in March 2002. All of the foregoing corporations are wholly-owned subsidiaries.

 (b) Reports on Form 8-K

During the three months ended December 31, 2002, there were no reports filed or required to be filed on Form 8-K.

Item 14.  Controls and Procedures

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

Item 15. Principal Accountant Fees and Services.

Audit Fees

         For the fiscal year ended December 31, 2002, the aggregate fees billed for professional services rendered by Stefanou & Company, LLP ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $ 70,000.

Financial Information Systems Design and Implementation Fees

         For the fiscal year ended December 31, 2002, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

         For the fiscal year ended December 31, 2002, there were no fees billed for tax and other professional services rendered by the Company's independent auditors.

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

Dated: Canton, Ohio
May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signatures                             Titles                                           Date
         ----------                             ------                                           ----

William L. Miller                        Chairman of theBoard,                                 May 20, 2003
---------------------------              Chief Executive Officer,
William L. Miller                        Principal Financial Officer,
                                         Treasurer and Secretary

Frederick C. Berndt                      Vice President, Director                              May 20, 2003
---------------------------
Frederick C. Berndt

                                         Director
---------------------------
Richard DeY Manning

Chet Idziszek                            Director                                              May 20, 2003
---------------------------
Chet Idziszek

                                         Director
---------------------------
Orin E. Atkins


CERTIFICATION


         I, William L. Miller, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:

         1. I have reviewed this annual report on Form 10-KSB of The Havana Group, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003                  William L. Miller
                                     ------------------------------------------
                                     William L. Miller, Chief Executive Officer and Chief Financial Officer