Form 10QSB
period 2003-03-31
HAVANA GROUP INC
filed 2003-05-29
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

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


                  Registrant's telephone number: (330) 244-8502

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

         As of May 15, 2003, the Registrant had 17,055,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             THE HAVANA GROUP, INC.


                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                            3

                  Consolidated Condensed Balance Sheet:                       3
                           March 31, 2003 (unaudited)
                           and December 31, 2002

                  Consolidated Condensed Statements of Operations:            4
                           Three months Ended March 31, 2003
                           and 2002 (unaudited)

                  Consolidated Condensed Statements of Cash Flows:            5
                           Three months Ended March 31, 2003
                           and 2002 (unaudited)

                  Notes to Unaudited Consolidated Condensed
                  Financial Information:                                      6


         Item 2.  Management Discussion and Analysis                         12

         Item 3.  Controls and Procedures                                    14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          15

         Item 2.  Changes in Securities                                      15

         Item 3.  Defaults Upon Senior Securities                            15

         Item 4.  Submission of Matters to a Vote of Security Holders        15

         Item 5.  Other Information                                          16

         Item 6.  Exhibits and Reports on Form 8-K                           16

1.       FINANCIAL STATEMENTS

                                                THE HAVANA GROUP, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      MARCH 31, 2003   DECEMBER 31, 2002
                                                                        (UNAUDITED)
ASSETS

Current assets:
Cash                                                                  $     2,376         $    18,933
                                                                      ------------        ------------
Total Current Assets                                                        2,376              18,933

Property, Plant and Equipment, at cost, net of accumulated
depreciation                                                                2,665               4,614

Assets of discontinued operations                                         149,043             162,182
                                                                      ------------        ------------
                                                                      $   154,084         $   185,729
                                                                      ============        ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable - officers                                              $   277,875         $   274,500
Notes payable - others                                                     35,000                  --
Due to Affiliates                                                         193,076              76,104
                                                                      ------------        ------------
Total Current Liabilities                                                 505,951             350,604


Net liabilities of discontinued operations                                605,940             604,055

Commitment and Contingencies                                                   --                  --

Deficiency in Stockholders' equity :

Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding at
December 31, 2002 and 2001                                                  5,000               5,000

Series B - 1,100,000 shares issued and outstanding at
December 31, 2002 and 2001 (aggregate liquidation                           1,100               1,100
Preference, including dividends in arrears, totaling
$577500 as of March 31, 2003)

Common stock, par value $.001 per share; 75,000,000 shares
Authorized; 17,055,000 and 16,815,000 shares issued and
outstanding at March 31, 2003 and December 31, 2002, respectively          17,055              16,815
Additional paid-in-capital                                              7,719,682           7,683,922
Subscription receivable                                                   (24,000)                 --
Accumulated deficit                                                    (8,676,646)         (8,475,769)
                                                                      ------------        ------------
Total Deficiency in Stockholders' Equity                                 (957,809)           (768,932)
                                                                      ------------        ------------
                                                                      $   154,084         $   185,729
                                                                      ============        ============

                 SEE ACCOMPANYING FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                          3

                                      THE HAVANA GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                             UNAUDITED

                                                                        FOR THE THREE MONTHS ENDED
                                                                                March 31,
                                                                          2003              2002
Sales                                                               $         --      $         --

Operating Expenses:
Selling, General and Administrative Expenses                        $     63,251      $         --
Depreciation and Amortization                                              1,949             1,949
                                                                    -------------     -------------
TOTAL OPERATING EXPENSE                                                   65,200             1,949
                                                                    -------------     -------------
LOSS FROM OPERATIONS                                                     (65,200)           (1,949)

Interest Income (Expense)                                                 (3,375)               --
Other Income (Expenses)                                                       --                --

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS                                              (68,575)           (1,949)

Income tax expenses (benefit)                                                 --                --
                                                                    -------------     -------------
LOSS FROM CONTINUING OPERATIONS, BEFORE DISCONTINUED OPERATIONS          (68,575)           (1,949)

(loss) from discontinued operations                                     (132,299)         (303,382)
Gain on sale of business segment                                              --           500,993
                                                                    -------------     -------------
NET INCOME(LOSS)                                                    $   (200,874)     $    195,662

Preferred stock dividends                                                (27,500)          (27,500)
                                                                    -------------     -------------
Income (loss) available to common stockholders                      $   (228,374)     $    168,162
                                                                    =============     =============

Income(Loss) per common share (basic and assuming dilution):               (0.01)             0.06
Continuing operations                                                      (0.00)            (0.00)
Discontinued operations                                                    (0.01)            (0.11)
Gain on sale of business segment                                              --              0.17
Weighted average shares outstanding                                   16,845,000         2,905,000


      SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                4

                                  THE HAVANA GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                                              FOR THE THREE MONTHS ENDED
                                                                      March 31,
                                                                2003             2002
Cash flows from operating activities:
Net loss for the period from continuing operations         $   (68,575)     $    (1,949)
Loss from discontinued operations                             (132,299)        (303,382)
Gain on sale of business segment                                    --          500,993

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and Amortization                                   22,515           18,217
Interest on note payable-officers                                3,375               --
Common stock issued in exchange for services                    12,000               --

(Increase) decrease in:
Receivables                                                      1,029               --
Prepaid expenses and other current assets                       (8,456)          (9,436)
Increase (decrease) in:
Accounts payable and other liabilities                          16,895          283,433
Net liabilities of discontinued business operations                 --         (500,993)
Customer advances and credit                                   (15,013)              --
Deferred revenue                                                    --               --
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (168,529)         (13,117)

Cash flows from investing activities:
Purchase of property, plant and equipment                           --               --
NET CASH USED BY INVESTING ACTIVITIES                               --               --

Cash flows from financing activities:
Proceeds from note payable - others                             35,000               --
Due to affiliates                                              116,972               --

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               151,972               --

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (16,557)         (13,117)

Cash and cash equivalents at the beginning of the year          18,933           26,636
                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT THE END THE YEAR              $     2,376      $    13,519
                                                           ============     ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                              --               --
Cash paid during the year for taxes                                 --               --

Supplemental Disclosures of Non cash Transactions:
Gain on sale of business segment:
Assets sold                                                         --        1,695,083
Liabilities assumed                                                 --       (2,196,076)
Gain on sale                                                        --         (500,993)

Common stock issued for services                                12,000
Subscription receivable for common stock issued                 24,000

    SEE ACCOMPANYING FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            5

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES


GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of The Havana Group, Inc. and it's wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Bible Resources Inc. ("Bible"), collectively the "Company". All significant inter company accounts and transactions have been eliminated in consolidation.

In July 2002, the Company entered into an agreement to acquire 100% of the common stock of Bible in exchange for 10.9 million shares of the Company's resticted common stock. Bible is a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible currently has no business or assets other than an agreement to purchase an effective 50% investment interest in the Santa Rosa oil and gas property in the country of Argentina in exchange for $1.5 million (see Note B).

In January, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of 2003 (see Note C).

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, " Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123 ". This statement amends SFAS No.123, " Accounting for Stock based Compensation , " to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.

The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                                  2003                2002
                                                                                  ----                ----
Net (loss) Income - as reported                                              $  (216,374)         $  168,500
                                                                             ------------         -----------
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                             -                   -
Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                           -                   -
                                                                             ------------         -----------
Net (loss)Income - Pro Forma                                                    (964,081)            168,500
                                                                             ------------         -----------
Net (loss)Income attributable to common stockholders - Pro forma             $  (216,374)         $  168,500
Basic (and assuming dilution) Income(Loss) per share - as reported           $     (0.01)         $     0.06

Basic (and assuming dilution) Income(Loss) per share - Pro forma                   (0.01)               0.06

Weighted average shares outstanding                                           16,815,000           2,905,000


RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS No 142 had no material impact on the Company's condensed consolidated financial statements.

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no material impact on Company's condensed consolidated financial statements.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's condensed consolidated financial statements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 had no material impact on Company's condensed consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In December 2002, the FASB issued SFAS No. 148, " Accounting for stock-based Compensation- Transition and Disclosure- an amendment of SFAS 123 ". This statement amends SFAS No.123, " Accounting for Stock based Compensation , " to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002 and interim period March 31, 2003 and will adopt for the subsequent periods.

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

NOTE B - BUSINESS COMBINATIONS

On July 29, 2002, the Company entered into an agreement to acquire 100% of the common stock of Bible Resources, Inc. ("Bible").. Bible is a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible currently has no business or assets other than an agreement to purchase an effective 50% investment interest in the Santa Rosa oil and gas property in the country of Argentina.

In connection with the acquisition of Bible , the Company issued to Bible's shareholders a total of 10,900,000 shares valued at $490,500, of the Company's restricted common stock. Bible Resources Inc. has no assets and liabilities and has no business activities as of March 31, 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16, and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

The following summarizes the acquisition of Bible Resources Inc.:

Issuance of 10,900,000 shares of restricted common stock
                                                                 $ (490,500)
Assets acquired                                                           -
Liabilities assumed                                                       -
Acquisition costs                                                   490,500
                                                                 -----------
                                                                 $        -
                                                                 ===========

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - DISCONTINUED OPERATIONS

In March, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of the debt of Phillips & King, International, Inc.

The following summarizes the gain on the disposition of the tobacco distribution business segment:

                                                        2003          2002
                                                        ----          ----
Debts assumed                                       $      --     $ 2,196,076
Net assets disposed of                                     --      (1,695,083)
                                                    ----------    ------------
Net gain on disposal                                $      --     $   500,993
                                                    ----------    ------------

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of 2003.

The following summarizes the assets and liabilities of discontinued operations as on March 31, 2003 and December 31, 2002:


Assets:                                                 2003             2002
                                                        ----             ----
Accounts Receivable, Total                           $  12,758        $  13,787
Allowance for Doubtful Accts                            (1,320)          (1,320)
Prepaid Expenses                                         8,456               --
Leasehold Improvements                                 109,320          109,320
Furniture & Fixtures                                    21,275           21,275
Data Processing Equipment                               62,533           62,533
Web Site Development                                   111,324          111,324
Accumulated Depreciation                              (261,499)        (252,046)
Trademark                                               17,949           17,949
Artwork                                                 35,914           35,914
Mailing List                                           889,000          889,000
Accumulated Amortization                              (856,667)        (845,554)
Total Assets                                           149,043          162,182
Liabilities:
Accounts payable and accrued liabilities               542,556          525,658
Customer Advances & Credits                              4,188           19,201
Deferred Income                                         59,196           59,196
Total Liabilities                                    $ 605,940        $ 604,055

                             THE HAVANA GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the period ended March 31, 2003 and 2002 were:


                                                        2003             2002
                                                        ----             ----

REVENUE                                              $ 111,846        $ 130,459
EXPENSES                                              (244,145)        (433,841)
                                                     ----------       ----------
NET  (LOSS)                                          $(132,299)       $(303,382)
                                                     ==========       ==========

Depreciation and amortization expense included in expenses of discontinued operations amounted to $20,566 and $16,268 for the three months period ended March 31, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors will include, availability and terms of capital, changes in the Company's business strategies and development plans. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
2002
----

Total losses from discontinued operations for the three month period ended March 31, 2003 were $132,299, a decrease of 56.7% from the losses from discontinued operations experienced in the three month period ended March 31, 2002. Losses in 2003 were increased by a loss from current operations of $68,575, which increased the overall loss in 2003 to $200,874. Losses from continuing operations consisted of wages, legal and professional fees, accounting and audit fees, and office expenses. Losses in 2002 were reduced by a gain on the sale of a business segment of $500,993, which reversed the loss to a profit of $195,662. The loss per common share was $0.01 in 2003, compared with a profit of $0.06 per share in 2002. There were 16,845,000 weighted average shares outstanding in 2003 and 2,905,000 weighted average shares outstanding in 2002.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations before the end of 2003. In 2002, the Company incurred a loss from discontinued operations of $834,833. In the first quarter of 2003, the Company incurred a loss from discontinued operations of $132,299.

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

Plans of Financing
------------------

In the second quarter of 2003, the Company verbally agreed to sell to an offshore corporation up to a maximum of 20,000,000 shares of the Company's Common Stock in a Regulation S offshore offering. The Company has executed an agreement and forwarded it to the offshore corporation for signature, but has not received back the signed copy as of the filing date of this form 10-QSB. The Company has agreed to issue and sell shares at a price equal to 25% of the bid price of the Company's shares of Common Stock as quoted on the OTC Bulletin Board or other United States stock exchange. While there is currently no floor or minimum purchase price, the Company may impose a minimum price after giving purchaser written notice at least 30 days prior to imposing a minimum floor price. In the event the Company is unsuccessful in maintaining its listing on the OTC Bulletin Board, it is likely that the Regulation S offering will not result in any proceeds to the Company. The offshore purchaser has 90 days from the execution date of the agreement to deliver one or more purchase notices to the seller pursuant to the agreement. Thereafter, the purchaser has five business days to wire transfer the funds to the Company following receipt of the Company's stock certificates. While the purchaser has purportedly committed to purchase up to a maximum of 20,000,000 shares of the Company's Common Stock, purchaser's obligations to purchase shares from the Company will be on a "best efforts" basis and purchaser will only be liable to purchase shares set forth in a purchase notice. In the event any sales are made pursuant to the Regulation S offering, no sales may be made in the United States, except pursuant to registration or after a period of one year, through an exemption from registration, such as Rule 144 of the Securities Act of 1933, as amended.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 net losses were $200,874, with losses from discontinued operations of $132,299 and losses from continuing operations of $68,575. Net cash and cash equivalents decreased by $16,557 for 2003. At March 31, 2003 current assets were only $2,376 and current liabilities were $505,951. Current liabilities consist of notes payable of $312,875 and $193,076 due to affiliates. The company had net liabilities of discontinued operations of $605,940 for the period ended March 31, 2003. Cash used by operating activities was $168,529, offset primarily through financing of $151,972 from issuance of notes and amounts provided by affiliates.

         As of March 31, 2002, net profit was $195,662 after a gain from the sale of a business segment of $500,993. This was increased by an increase in accounts payable and accrued liabilities of $283,433, and reduced primarily by a loss from discontinued operations of $303,382. Net cash used by operating activities was $13,117 for the period.

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

RISK FACTORS

The Company intends to discontinue its tobacco business operations and seek to obtain financing for its planned oil and gas exploration investment. The following are the major business obstacles that the Company is likely to encounter in carrying out these plans over the next 12 months:

         o Management believes that to sell its tobacco business at a reasonable price, it needed to downscale its operations, cut overhead and needs to invest additional cash into producing additional catalogs. It is Management's desire to show a potential buyer that the current business can be profitable to a company that has the cash resources necessary to make it successful.
         o As described herein, the Company needs significant cash to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina and to finance its intended operations. Such financing may not be available to the Company on terms satisfactory to it, if at all.
         o The Company needs to settle its outstanding debt. It will require significant cash to accomplish this. It is possible that debt holders may accept a substantial equity interest in the Company at a cost of further dilution to stockholders. A combination of cash and/or stock may also be offered to debt holders. There can be no assurances given that financing will be available to the Company to carryout this business objective or that debt holders will accept capital stock of the Company in lieu of cash.
         o An investment in a company such as Cynthia Holdings could cause the Company to become subject to government regulations promulgated by various local, state and Federal government agencies such as the Investment Act of 1940, as amended.. The Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended. The Company's financing activities may be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding the foregoing, the Company may become subject to the Investment Company Act of 1940 and be required to dispose of its interest in Cynthia within a period of one year.
         o If the Company is successful in completing its purchase of an effective 50% interest in the Santa Rosa properties located in Argentina, it may be relying on the management skills of other companies and personnel to attempt to successfully drill for oil and gas and, if successful, to market the minerals obtained through this exploration. There can be no assurances given that these efforts will be successful or will result in profits to the Company on a consolidated basis.
         o The Company's Common Stock is listed on the OTC Bulletin Board. It will be removed from trading if the Company is not current with all reports required to be filed under the Exchange Act of 1934, as amended. This would adversely affect the Company's ability to raise capital and to continue as a going concern.
         o In the past, trading in our Common Stock on the OTC Bulletin Board has been limited or sporadic. There can be no assurances given that an established market in the Company's Common Stock will be obtained in the future.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than previously disclosed in the Company's December 31, 2002 Form 10-KSB, there are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         (d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Reference is made to the disclosures contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2002. Other than as disclosed in the annual report filed with the Securities and Exchange Commission on or about May 20, 2003, there is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) A list of all required exhibits and references to where those exhibits can be located is contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2002 in Item 13 thereof. Except as listed below, there are no new exhibits filed or required to be filed in this Form 10-QSB.

11.0 Earnings per share -See Consolidated condensed statement of losses
99.0 Certification of CEO & CFO* *Filed herewith


(b) No Form 8-K's were filed or required to be filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC



DATED:  MAY 28, 2003                  BY: /S/ WILLIAM L. MILLER
                                          --------------------------------
                                          WILLIAM L. MILLER, CEO & CFO

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



DATE:  MAY 28, 2003                     /S/ WILLIAM L. MILLER
                                            -----------------------------------
                                            WILLIAM L. MILLER,
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER