Form 10QSB/A
period 2003-03-31
HAVANA GROUP INC
filed 2003-06-03
CIK 1053648

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

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                            3

                  Consolidated Condensed Balance Sheets:                      3
                           March 31, 2003 and December 31, 2002

                  Consolidated Condensed Statements of Operations:            4
                           Three months Ended March 31, 2003
                           and 2002 (unaudited)

                  Consolidated Condensed Statements of Cash Flows:            5
                           Three months Ended March 31, 2003
                           and 2002 (unaudited)

                  Notes to Unaudited Consolidated Condensed
                  Financial Information:                                      6

         Item 2.  Management Discussion and Analysis                         12

         Item 3.  Controls and Procedures                                    14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          15

         Item 2.  Changes in Securities                                      15

         Item 3.  Defaults Upon Senior Securities                            15

         Item 4.  Submission of Matters to a Vote of Security Holders        15

         Item 5.  Other Information                                          16

         Item 6.  Exhibits and Reports on Form 8-K                           16

1.       FINANCIAL STATEMENTS

                                                THE HAVANA GROUP, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      MARCH 31, 2003             DECEMBER 31, 2002
                                                                        (UNAUDITED)
ASSETS

Current assets:
Cash                                                                  $     2,376                $    18,933
                                                                      ------------               ------------
Total Current Assets                                                        2,376                     18,933

Property, Plant and Equipment, at cost, net of accumulated
depreciation                                                                2,665                     4,614

Assets of discontinued operations                                         149,043                   162,182
                                                                      ------------               ------------

                                                                      $   154,084               $   185,729

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable - officers                                              $   277,877                $   274,501
Notes payable - others                                                     35,000                        --
Due to Affiliates                                                         193,076                      76,104
                                                                      ------------               ------------

Total Current Liabilities                                                 505,953                     350,605

Net liabilities of discontinued operations                                605,940                    604,055

Commitment and Contingencies                                                   --                        --

Deficiency in Stockholders' equity :

Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding at
March 31, 2003 and December 31, 2002                                       5,000                      5,000

Series B - 1,100,000 shares issued and outstanding at
March 31, 2003 and December 31, 2002 (aggregate liquidation                1,100                      1,100
Preference, including dividends in arrears, totaling
$577500 as of March 31, 2003)

Common stock, par value $.001 per share; 75,000,000 shares
Authorized; 17,055,000  shares and 16,815,000 shares issued and
outstanding at March 31, 2003 and December 31, 2002,respectively           17,055                     16,815
Additional paid-in-capital                                              7,719,682                  7,683,922
Subscription receivable                                                   (24,000)                    --
Accumulated deficit                                                    (8,676,646)               (8,475,768)

Total Deficiency in Stockholders' Equity                                 (957,809)                 (768,931)
                                                                      ------------               ------------

                                                                      $   154,084               $   185,729

                 SEE ACCOMPANYING FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                          3

                                      THE HAVANA GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                             UNAUDITED

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            2003             2002

Operating Expenses:
Selling, General and Administrative Expenses                        $     63,251      $         --
Depreciation and Amortization                                              1,949             1,949
                                                                    -------------     -------------

TOTAL OPERATING EXPENSE                                                   65,200             1,949

LOSS FROM OPERATIONS                                                     (65,200)           (1,949)

Interest Income (Expense)                                                 (3,375)               --
                                                                    -------------     -------------

Other Income (Expenses)                                                       --                --

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS                                              (68,575)           (1,949)

Income tax expenses (benefit)                                                 --                --

LOSS FROM CONTINUING OPERATIONS, BEFORE DISCONTINUED OPERATIONS          (68,575)           (1,949)
                                                                    -------------     -------------

(loss) from discontinued operations                                     (132,299)         (303,382)
Gain on sale of business segment                                              --           500,993

NET INCOME(LOSS)                                                    $   (200,874)     $    195,662

Preferred stock dividends                                                (27,500)          (27,500)
                                                                    -------------     -------------

Income (loss) available to common stockholders                      $   (228,374)     $    168,162

Income(Loss) per common share (basic and assuming dilution):               (0.01)             0.06
Continuing operations                                                      (0.00)            (0.00)
Discontinued operations                                                    (0.01)            (0.11)
Gain on sale of business segment                                              --              0.17
Weighted average shares outstanding                                   16,845,000         2,905,000

      SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                4

                                  THE HAVANA GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                                              FOR THE THREE MONTHS ENDED
                                                                2003             2002
Cash flows from operating activities:
Net loss for the period from continuing operations         $   (68,575)     $    (1,949)
Loss from discontinued operations                             (132,299)        (303,382)
Gain on sale of business segment                                    --          500,993

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and Amortization                                   22,515           18,217
Interest on note payable-officers                                3,375               --
Common stock issued in exchange for services                    12,000               --

(Increase) decrease in:
Receivables                                                      1,029               --
Prepaid expenses and other current assets                       (8,456)          (9,436)
Increase (decrease) in:
Accounts payable and other liabilities                          16,895          283,433
Net liabilities of discontinued business operations                 --         (500,993)
Customer advances and credit                                   (15,013)              --
Deferred revenue                                                    --               --
                                                           ------------    -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (168,529)         (13,117)

Cash flows from investing activities:
Purchase of property, plant and equipment                           --               --
NET CASH USED BY INVESTING ACTIVITIES                               --               --

Cash flows from financing activities:
Proceeds from note payable - others                             35,000               --
Due to affiliates                                              116,972               --
                                                           ------------    -------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               151,972               --
                                                           ------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (16,557)         (13,117)

Cash and cash equivalents at the beginning of the year          18,933           26,636
                                                           ------------    -------------
CASH AND CASH EQUIVALENTS AT THE END THE YEAR              $     2,376      $    13,519

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                              --               --
Cash paid during the year for taxes                                 --               --

Supplemental Disclosures of Non cash Transactions:
Gain on sale of business segment:
Assets sold                                                         --        1,695,083
Liabilities assumed                                                 --       (2,196,076)
Gain on sale                                                        --         (500,993)

Common stock issued for services                                12,000
Subscription receivable for common stock issued                 24,000

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

In July 2002, the Company entered into an agreement to acquire 100% of the common stock of Bible in exchange for 10.9 million shares of the Company's restricted common stock. Bible is a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible currently has no business or assets other than an agreement to purchase an effective 50% investment interest in the Santa Rosa oil and gas property in the country of Argentina in exchange for $1.5 million (see Note B).

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

The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                                  2003                2002
                                                                                  ----                ----
Net (loss) Income - as reported                                              $  (228,374)         $  168,162
                                                                             ------------         -----------
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                             -                   -
Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                           -                   -
                                                                             ------------         -----------
Net (loss)Income - Pro Forma                                                    (228,374)            168,162
                                                                             ------------         -----------
Net (loss)Income attributable to common stockholders - Pro forma             $  (228,374)         $  168,162
Basic (and assuming dilution) Income(Loss) per share - as reported           $     (0.01)         $     0.06

Basic (and assuming dilution) Income(Loss) per share - Pro forma                   (0.01)               0.06

Weighted average shares outstanding                                           16,845,000           2,905,000


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

The following summarizes the assets and liabilities of discontinued operations as on March 31, 2003 and December 31, 2002:

Assets:                                                 2003             2002
                                                        ----             ----
Accounts Receivable, Total                           $  12,758        $  13,787
Allowance for Doubtful Accts                            (1,320)          (1,320)
Prepaid Expenses                                         8,456               --
Leasehold Improvements                                 109,320          109,320
Furniture & Fixtures                                    21,275           21,275
Data Processing Equipment                               62,533           62,533
Web Site Development                                   111,324          111,324
Accumulated Depreciation                              (261,499)        (252,046)
Trademark                                               17,949           17,949
Artwork                                                 35,914           35,914
Mailing List                                           889,000          889,000
Accumulated Amortization                              (856,667)        (845,554)
                                                     ----------       ----------
Total Assets                                           149,043          162,182
Liabilities:
Accounts payable and accrued liabilities               542,556          525,658
Customer Advances & Credits                              4,188           19,201
Deferred Income                                         59,196           59,196
                                                     ----------       ----------
Total Liabilities                                    $ 605,940        $ 604,055

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
2002
----

Total losses from discontinued operations for the three month period ended March 31, 2003 were $132,299, a decrease of 56.4% from the losses from discontinued operations experienced in the three month period ended March 31, 2002. Losses in 2003 were increased by a loss from current operations of $68,575, which increased the overall loss in 2003 to $200,874. Losses from continuing operations consisted of wages, legal and professional fees, accounting and audit fees, and office expenses. Losses in 2002 were reduced by a gain on the sale of a business segment of $500,993, which reversed the loss to a profit of $195,662. The loss per common share was $0.01 in 2003, compared with a profit of $0.06 per share in 2002. There were 16,845,000 weighted average shares outstanding in 2003 and 2,905,000 weighted average shares outstanding in 2002.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations before the end of 2003. In 2002, the Company incurred a loss from discontinued operations of $303,382. In the first quarter of 2003, the Company incurred a loss from discontinued operations of $132,299.

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


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company had a deficit in working capital of $503,575 compared to deficit of $331,672 at December 31, 2002, a decrease in working capital of $171,903. The decrease in working capital was substantially due to increase in obligations to vendors of the Company at March 31, 2003 as compared to December 31, 2002.

Current liabilities consist of total notes payable of $312,875 and $193,076 due to affiliates. The company had net liabilities of discontinued operations of $605,940 for the period ended March 31, 2003. Cash used by operating activities was $168,529, offset primarily through financing of $151,972 from issuance of notes and amounts provided by affiliates.

As of March 31, 2002, net profit was $195,662 after a gain from the sale of a business segment of $500,993. This was increased by depreciation and amortization expense of $18,217, and reduced primarily by a decrease in current liabilities of $217,560. Net cash used by operating activities was $13,117 for the period.

In 2000 our Company financed the majority of its business through the P&K credit facility obtained in October 2000. We discontinued our P&K operations on March 12, 2002 and intend to discontinue our remaining sale of tobacco and accessories business before the end of 2003.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 form 10KSB , that the Company has incurred operating losses in the past Years, and that the Company is dependant upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about Company's ability to continue as a going Concern.

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

ITEM 3.  CONTROLS AND PROCEDURES


The Company's management including the Chief Executive Officer , President And Chief financial officer, have evaluated within 90 days prior to the filing of This quarterly report, the effectiveness of the design , maintenance and operation of The Company's disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

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

(a) Exhibits

A list of all required exhibits and references to where those exhibits can be located is contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2002 in Item 13 thereof. Except as listed below, there are no new exhibits filed or required to be filed in this Form 10-QSB.

11.0 Earnings per share -See Consolidated condensed statement of losses

99.0 Certification of William Miller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 ( CEO & CFO filed herewith )


(b) No Form 8-K's were filed or required to be filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC


DATED:  June 2, 2003                  BY: /S/ WILLIAM L. MILLER
                                          --------------------------------
                                          WILLIAM L. MILLER, CEO & CFO

CERTIFICATION

I, William L. Miller, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of The Havana Group, Inc.;


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


DATE:  June 2, 2003                     /S/ WILLIAM L. MILLER
                                            -----------------------------------
                                            WILLIAM L. MILLER,
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER