Form 10QSB
period 2003-06-30
HAVANA GROUP INC
filed 2003-08-19
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003.

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

As of August 19, 2003, the Registrant had 17,055,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             THE HAVANA GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2003

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           June 30, 2003 and December 31, 2002                3

                  Condensed Consolidated Statements of Operations:
                           Three and Six months Ended June 30, 2003
                           and 2002                                           4

                  Condensed Consolidated Statements of Cash Flows:
                           Six months Ended June 30, 2003
                           and 2002                                           5

                  Notes to Unaudited Condensed Consolidated
                  Financial Information: June 30, 2003                        6

         Item 2.  Management Discussion and Analysis                         10

         Item 3.  Controls and Procedures                                    14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          14

         Item 2.  Changes in Securities                                      14

         Item 3.  Defaults Upon Senior Securities                            14

         Item 4.  Submission of Matters to a Vote of Security Holders        14

         Item 5.  Other Information                                          14

         Item 6.  Exhibits and Reports on Form 8-K                           14

1. FINANCIAL STATEMENTS

                                  THE HAVANA GROUP, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)         (Audited)
                                                          June 30, 2003    December 31, 2002
                                                          -------------    -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                 $      8,979      $     18,933
                                                          -------------     -------------

Total Current Assets                                             8,979            18,933

Property, Plant and Equipment, at cost, net of
accumulated depreciation                                           723             4,614


Assets of Discontinued Operations                              103,583           162,182
                                                          -------------     -------------


                                                               113,285           185,729
                                                          =============     =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:

Notes Payable - Officer and Director                           281,250           274,501

Due to Affiliates                                              241,822            76,105

Notes Payable-Investors                                         66,940                --
                                                          -------------     -------------
Total Current Liabilities                                      590,012           350,606


Net Liabilities of Discontinued Operations                     576,223           604,055


Commitment and Contingencies                                        --                --

Deficiency in Stockholders' Equity
Preferred stock - $.001 par value, 10,000,000
shares authorized:
Series A - 5,000,000 shares issued and outstanding at
June 30, 2003 and December 31, 2002                              5,000             5,000
Series B - 1,100,000 shares issued and outstanding at
June 30, 2003 and December 31, 2002 (aggregate
liquidation preference, including dividends in
arrears, totaling $605,000 and $550,000 as of June
30, 2003 and December 31, 2002, respectively)                    1,100             1,100
Common stock - $.001 par value, 25,000,000 shares
authorized, 17,055,000 and 16,815,000 shares issued
and outstanding at June 30, 2003 and December 31,
2002, respectively                                              17,055            16,815

Additional paid-in capital                                   7,719,682         7,683,922

Common Stock Subscription                                      (24,000)               --

Accumulated Deficit                                         (8,771,788)       (8,475,769)
                                                          -------------     -------------
Total deficiency in stockholders' equity                    (1,052,951)         (768,932)

                                                          $    113,284      $    185,729
                                                          -------------     -------------

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            3

                                                    THE HAVANA GROUP, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                          (UNAUDITED)

                                                             Three Months ended June 30,         Six Months ended June 30,
                                                                2003             2002              2003              2002
                                                           -------------     -------------     -------------     -------------
Operating Expenses:
Selling, General and Operating Expenses                    $      3,454      $         --      $     66,705      $         --

Depreciation & Amortization Expense                               1,949             1,949             3,898             3,898
                                                           -------------     -------------     -------------     -------------
TOTAL OPERATING EXPENSE                                           5,403             1,949            70,603             3,898


LOSS FROM OPERATIONS                                             (5,403)           (1,949)          (70,603)           (3,898)


Interest Income (Expense)                                        (5,412)               --            (8,787)               --
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAX AND
DISCONTINUED OPERATIONS                                         (10,815)           (1,949)          (79,390)           (3,898)


Income Taxes (benefit)                                               --                --                --                --
                                                           -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS, BEFORE DISCONTINUED
OPERATIONS                                                      (10,815)           (1,949)          (79,390)           (3,898)


(Loss) from discontinued operations                             (84,330)         (157,298)         (216,629)         (460,679)

Gain on the sale of business segment                                 --                --                --           500,993
                                                           -------------     -------------     -------------     -------------
NET INCOME (LOSS)                                          $    (95,145)     $   (159,247)     $   (296,019)     $     36,416


Preferred Stock Dividends                                       (27,500)          (27,500)          (55,000)          (55,000)
                                                           -------------     -------------     -------------     -------------
(Loss) available to common shareholders                    $   (122,645)     $   (186,747)     $   (351,019)     $    (18,584)
                                                           =============     =============     =============     =============

Loss per common share (basic and assuming dilution)        $      (0.01)     $      (0.06)     $      (0.02)     $      (0.01)
Continuing Operations                                      $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
Discontinued Operations                                    $       0.00      $       0.00      $       0.00      $       0.00

Weighted average shares outstanding                          16,958,204         2,905,000        17,055,000         2,905,000
                                                           -------------     -------------     -------------     -------------

                    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                              4

                                     THE HAVANA GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            UNAUDITED

                                                                      For the Six Months Ended
                                                                   -----------------------------
                                                                        2003             2002
                                                                   ------------     ------------
Cash Flows from Operating Activities:

    Net loss for the period from continuing operations                 (79,390)        (284,039)
    Net (loss) from discontinued operations                           (216,629)        (180,538)

    Gain on sale of business segment                                        --          500,993
Adjustments to reconcile net income (loss) to net cash:
    Depreciation and Amortization                                       69,925          143,997

    Common Stock issued in exchange for services                        12,000               --

    Interest on Note Payable-Officer                                     3,375               --
(Increase) Decrease in:

  Receivables                                                            1,029            7,201

  Inventory                                                                 --          (61,704)

  Prepaid Expenses                                                      (8,456)          (5,438)

  Deposits and Other                                                        --            7,661
Increase (Decrease) in:

  Accounts Payable and Other Liabilities                               (31,216)        (151,561)

  Customer advances and credits                                         (6,263)              --
                                                                   ------------     ------------
Net cash (used in) operating activities                               (249,362)         (23,428)

Cash flows from financing activities

    Due to Affiliates                                                  165,718           (3,208)

    Proceeds from Notes Payable, Officer and Director                    6,750               --

    Proceeds from Notes Payable - Others                                66,940               --
                                                                   ------------     ------------

Net cash provided by (used in) financing activities                    239,408           (3,208)


Net decrease in cash and cash equivalents                               (9,954)         (26,636)

Cash and cash equivalents at the beginning of the period                18,932           26,636
                                                                   ------------     ------------
Cash and cash equivalents at the end of the period                 $     8,978      $        --

Supplemental Disclosure of Cash Flow information
Cash paid during the year for interest                             $        --      $        --
Cash paid during the year for taxes                                $        --      $        --
Supplemental Disclosure of non-cash Transactions
Gain on sale of business segment:
  Assets sold                                                      $        --      $ 1,695,083

  Liabilities assumed                                                       --       (2,196,076)
                                                                   ------------     ------------
Gain on sale of business segment                                   $        --      $  (500,993)
Common Stock Issued for Services                                   $    12,000      $        --
Subscription Receivable for Common stock issued                    $    24,000      $        --

        SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               5

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

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

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent periods. The Company has no stock based awards of compensation issued and outstanding as of June 30, 2003.

New Accounting Pronouncements
-----------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B - BUSINESS COMBINATIONS

On July 29, 2002, the Company entered into an agreement to acquire 100% of the common stock of Bible Resources, Inc. ("Bible"). Bible is a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible currently has no business or assets other than an agreement to purchase an effective 50% investment interest in the Santa Rosa oil and gas property in the country of Argentina.

In connection with the acquisition of Bible , the Company issued to Bible's shareholders a total of 10,900,000 shares valued at $490,500, of the Company's restricted common stock. Bible Resources Inc. has no assets and liabilities and has no business activities as of June 30, 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16, and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (CONTINUED)

The following summarizes the acquisition of Bible Resources Inc.:

Issuance of 10,900,000 shares of restricted common stock              $(490,500)
Assets acquired                                                              --
Liabilities assumed                                                          --
Acquisition costs                                                       490,500
                                                                      ----------
                                                                      $      --
                                                                      ==========

NOTE C - DISCONTINUED OPERATIONS

In March, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of the debt of Phillips & King, International, Inc.

The following summarizes the gain on the disposition of the tobacco distribution business segment:

                                                    2003             2002
                                               ------------     ------------
Debt assumed                                   $        --      $ 2,196,076
Net assets disposed of                                  --       (1,695,083)
                                               ------------     ------------
Net gain on disposal                           $        --      $   500,993
                                               ------------     ------------

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

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of discontinued operations as on June 30, 2003 and December 31, 2002:

                                                        2003             2002
                                                     ----------       ----------
Assets:
Accounts receivable, total                           $  12,758        $  13,787
Allowance for doubtful accounts                         (1,320)          (1,320)
Prepaid expenses                                         8,456               --
Leasehold improvements                                 109,320          109,320
Furniture and fixtures                                  21,275           21,275
Data processing equipment                               62,533           62,533
Website development                                    111,324          111,324
Accumulated depreciation                              (276,326)        (252,046)
Trademark                                               17,949           17,949
Artwork                                                 35,914           35,914
Mailing list                                           889,000          889,000
Accumulated amortization                              (887,301)        (845,554)
                                                     ----------       ----------
Total assets                                           103,582          162,182

Liabilities:
Accounts payable and accrued liabilities               551,775          525,658
Customer advances and credits                           12,938           19,201
Deferred income                                         11,510           59,196
                                                     ----------       ----------
Total liabilities                                    $ 576,223        $ 604,055

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the period ended June 30, 2003 and 2002 were:

                                                        2003             2002
                                                     ----------       ----------
Revenue                                              $ 253,478        $ 273,731
Expenses                                              (470,107)        (734,410)
                                                     ----------       ----------
Net (Loss)                                           $(216,629)       $(460,679)
                                                     ----------       ----------

Depreciation and amortization expense included in expenses of discontinued operations amounted to $66,027 and $140,099 for the six months period ended June 30, 2003 and 2002, respectively.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------
2002
----

Total losses for the three month period ended June 30, 2003 were $95,145 before provision for preferred dividends, a decrease of 40.3% from the operations experienced in the three month period ended June 30 2002. Discontinued operations accounted for losses of $84,330, while continuing operations accounted for losses of $10,815. Losses from discontinued operations accounted for $84,330 due principally to high selling, general, and administrative expenses. The loss per common share was $$0.01 in 2003, compared with a loss of $0.06 per share in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------

Total losses for the six month period ended June 30, 2003 were $296,019 before provision for preferred dividends, compared with a profit of $36,416 experienced in the six month period ended June 30 2002. Losses in 2003 were increased by a loss from current operations of $79,390 and loss from discontinued operations of $216,629, which increased the overall loss in 2003 to $296,019. Losses from continuing operations consisted of wages, legal and professional fees, accounting and audit fees, and office expenses. Losses in 2002 were reduced by a gain on the sale of a business segment of $500,993. The loss per common share was $0.02 in 2003, compared with $0.01 per share in 2002.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations before the end of 2003. In 2002, the Company incurred a loss from discontinued operations of $1,318,531. In the first quarter of 2003, the Company incurred a loss from discontinued operations of $132,299, as compared to a net loss from discontinued operations of $303,382 for the quarter ended March 31, 2002. In the second quarter of 2003, the Company incurred a loss from discontinued operations of $84,330, as compared to a net loss from discontinued operations of $157,298 for the same period in 2002.

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

In order for the Company to acquire its ownership interest in Cynthia, it will require additional financing from the private sale of its unregistered securities. In this respect, the Company announced in April 2003 that it secured a commitment to provide an equity line of credit of up to $5,000,000. However, subsequent to said announcement, the Company, upon review of final contracts, decided not to proceed with the equity line of credit in favor of other funding possibilities. On April 29, the Company committed to funding the sale of up to 20,000,000 common shares under Regulation S, but cancelled the commitment on July 8 due to lack of progress of the other party. As of the filing date of this Form 10-QSB, the Company's efforts in 2003 to raise financing have been substantially unsuccessful. Since January 1, 2003, the Company has received approximately $65,000 through private placements of promissory notes.

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

Plans of Financing
------------------

In the second quarter of 2003, the Company verbally agreed to sell to an offshore corporation up to a maximum of 20,000,000 shares of the Company's Common Stock in a Regulation S offshore offering. The Company executed an agreement and forwarded it to the offshore corporation for signature, but did not receive a signed copy as of the filing date of the Company's first quarter Form 10-QSB. Pursuant to said agreement, the Company has agreed to issue and sell shares at a price equal to 25% of the bid price of the Company's shares of Common Stock as quoted on the OTC Bulletin Board or other United States stock exchange. While there was no floor or minimum purchase price, the Company was permitted to impose a minimum price after giving purchaser written notice at least 30 days prior to imposing a minimum floor price. In July 2003, the Company determined that it still had not received a signed copy of the offshore agreement and it elected to terminate the agreement and its offer to enter into an agreement due to the other party's failure to execute the agreement or to provide any financing thereunder. As of the filing date of this Form 10-QSB, the Company is currently evaluating and discussing various proposals for financing that may be available to the Company. Again, there can be no assurances given that these efforts will be successful on terms satisfactory to the Company, if at all.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 net losses were $296,019, with losses from discontinued operations of $216,629 and losses from continuing operations of $79,390. Net cash and cash equivalents decreased by $9,954 for the six month ended June 30, 2003. At June 30, 2003 current assets of continuing operations are $8,979 and current liabilities of continuing operations were $590,012. Current liabilities consist of notes payable of $281,250 to officers and directors; $66,940 to investors through private placements of debt instruments; and $241,822 due to affiliates. Cash used in operating activities was $249,362, offset through financing from issuance of notes to investors, officers and directors. The company had net liabilities of discontinued operations of $576,223 as of June 30, 2003.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about the Company's ability to continue as a going concern.

RISK FACTORS

The Company intends to discontinue its tobacco business operations and seek to obtain financing for its planned oil and gas exploration investment. The following are the major business obstacles that the Company is likely to encounter in carrying out these plans over the next 12 months:

o Management believes that to sell its tobacco business at a reasonable price, it needed to downscale its operations, cut overhead and needs to invest additional cash into producing additional catalogs. It is Management's desire to show a potential buyer that the current business can be profitable to a company that has the cash resources necessary to make it successful. As of the filing date of this Form 10-QSB, the Company has been unsuccessful in finding an acceptable deal to dispose of its tobacco business.
o As described herein, the Company needs significant cash to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina and to finance its intended operations. Such financing may not be available to the Company on terms satisfactory to it, if at all.
o The Company needs to settle its outstanding debt. It will require significant cash to accomplish this. It is possible that debt holders may accept a substantial equity interest in the Company at a cost of further dilution to stockholders. A combination of cash and/or stock may also be offered to debt holders. There can be no assurances given that financing will be available to the Company to carryout this business objective or that debt holders will accept capital stock of the Company in lieu of cash. As of the filing date of this Form 10-QSB, the Company has been unsuccessful in settling its outstanding debt.
o An investment in a company such as Cynthia Holdings could cause the Company to become subject to government regulations promulgated by various local, state and Federal government agencies such as the Investment Act of 1940, as amended.. The Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended. The Company's financing activities may be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under
         Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding the foregoing, the Company may become subject to the Investment Company Act of 1940 and be required to dispose of its interest in Cynthia within a period of one year.
o If the Company is successful in completing its purchase of an effective 50% interest in the Santa Rosa properties located in Argentina, it may be relying on the management skills of other companies and personnel to attempt to successfully drill for oil and gas and, if successful, to market the minerals obtained through this exploration. There can be no assurances given that these efforts will be successful or will result in profits to the Company on a consolidated basis.
o The Company's Common Stock is listed on the OTC Bulletin Board. It will be removed from trading if the Company is not current with all reports required to be filed under the Exchange Act of 1934, as amended. This would adversely affect the Company's ability to raise capital and to continue as a going concern. As of the filing date of this Form 10-QSB, the Company is current in filing all required reports under the Exchange Act.
o In the past, trading in our Common Stock on the OTC Bulletin Board has been limited or sporadic. There can be no assurances given that an established market in the Company's Common Stock will be obtained in the future.
o The Company's plans will involve the need to raise additional capital on an ongoing basis. If these plans are successful, of which there can be no assurances given, there would be substantial dilution experienced by stockholders of the Company and potentially at prices well below the then current market value of the Common Stock.
o The oil and gas exploration business is a highly competitive business that is dominated by major oil companies with substantial experience and resources. The Company, even if successful in its business plans, will be an insignificant factor in the industry.
o The Company has no officer and director liability insurance. It may have difficulty retaining its existing Board members and/or attracting other experienced persons to join the Company as outside directors. Further, it may have difficulty for the same reasons in establishing or maintaining an audit committee composed of independent directors as required by the Sarbanes-Oxley Act of 2002, as amended.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable.
         (b) Not applicable.
         (c) Recent Sales of Unregistered Securities
             ---------------------------------------

During the six months ended June 30, 2003, the Company issued and sold unregistered securities listed in the table below.

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                            IF OPTION, WARRANT
                                  DOLLAR         PRICE OR CONVERTIBLE      EXEMPTION FROM       OR CONVERTIBLE
DATE OF SALE                      AMOUNT OR      SECURITY, AFFORDED TO     REGISTRATION         SECURITY, TERMS OF
               TITLE OF SECURITY  NUMBER SOLD    PURCHASERS                CLAIMED              EXERCISE OR CONVERSION
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
1/27/03        Promissory Note    $15,000        Cash received; no         Section 4(2) and/or  (1)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
3/31/03        Promissory Note    $20,000        Cash received; no         Section 4(2) and/or  (2)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/5/03         Promissory Note    $10,000        Cash received; no         Section 4(2) and/or  (1)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/8/03         Promissory Note    $5,000         Cash received; no         Section 4(2) and/or  (1)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/8/03         Promissory Note    $5,000         Cash received; no         Section 4(2) and/or  (1)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
6/27/03        Promissory Note    $10,000        Cash received; no         Section 4(2) and/or  (3)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
7/14/03        Promissory Note    $16,000        Cash received; no         Section 4(2) and/or  (4)
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
7/30/03        Common Stock       66,667         Cash received; no         Section 4(2) and/or  Not applicable
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
7/30/03        Common Stock       300,000        Cash received; no         Section 4(2) and/or  Not applicable
                                                 commissions paid          Rule 506 or
                                                                           Regulation D
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

--------------
(1) The Note is due January 31, 2004 with interest at the rate of 10% per annum. The principal and accrued interest thereon are convertible at $.15 per share.

(2) The 6% Note is not convertible. However, 80,000 shares were to be issued as an inducement for this loan. As of the filing date of this form 10-QSB, these shares have not been issued.

(3) The 6% Note is not convertible. However, 40,000 shares were to be issued as an inducement for this loan. As of the filing date of this form 10-QSB, these shares have not been issued.

(4) The 6% Note is not convertible. However, 42,700 shares were to be issued as an inducement for this loan. As of the filing date of this form 10-QSB, these shares have not been issued.

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


(b) No Form 8-K's were filed or required to be filed during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC



DATED:  AUGUST 19, 2003                  BY: /S/ WILLIAM L. MILLER
                                             ----------------------------
                                             WILLIAM L. MILLER, CEO & CFO

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



DATE:  AUGUST 19, 2003                      /S/ WILLIAM L. MILLER
                                            -----------------------------------
                                            WILLIAM L. MILLER,
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER