Form 10QSB
period 2003-09-30
HAVANA GROUP INC
filed 2003-11-19
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

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

         As of November 1, 2003, the Registrant had 18,421,667 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                                   THE HAVANA GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2003

                                Table of Contents

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheet:
                September 30, 2003

            Consolidated Condensed Statements of Operations:
                Three and Nine Months Ended September 30, 2003 and 2002

            Consolidated Condensed Statements of Cash Flows:
                Nine Months Ended September 30, 2003 and 2002

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

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                                    THE HAVANA GROUP, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   (UNAUDITED)      (AUDITED)
                                                                   SEPTEMBER 30,  DECEMBER 31,
             ASSETS                                                   2003            2002
                                                                   ------------   ------------
CURRENT ASSETS
CASH                                                               $    21,594    $    18,933

TOTAL CURRENT ASSETS                                                    21,594         18,933

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION               0          4,614

ASSETS OF DISCONTINUED OPERATIONS                                       97,708        162,182
                                                                   ------------   ------------
                                                                       119,302        185,729
                                                                   ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

NOTES PAYABLE - OFFICER AND DIRECTOR                                   284,625        274,501
DUE TO AFFILIATES                                                      242,180         76,105
NOTES PAYABLE - NET                                                     84,505
                                                                   ------------   ------------

TOTAL CURRENT LIABILITIES                                              611,310        350,606

NET LIABILITIES OF DISCONTINUED OPERATIONS                             538,823        604,055

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDER'S EQUITY

PREFERRED STOCK - $.001 PAR VALUE, 10,000,000 SHARES AUTHORIZED:
       SERIES A - 5,000,000 SHARES ISSUED AND OUTSTANDING                5,000          5,000
       SERIES B - 1,100,000 SHARES ISSUED AND OUTSTANDING                1,100          1,100
          (AGGREGATE LIQUIDATION PREFERENCE, INCLUDING
          DIVIDENDS IN ARREARS, TOTALING $550,000 AS OF
          DECEMBER 31, 2002)
COMMON STOCK - $.001 PAR VALUE,
       75,000,000 SHARES AUTHORIZED, 16,815,000
       SHARES ISSUED AND OUTSTANDING AT
       DECEMBER 31, 2002 AND 18,421,667 AT SEPTEMBER 30, 2003           18,422         16,815
ADDITIONAL PAID-IN CAPITAL (INCLUDING WARRANTS)                      7,923,315      7,683,922
SUBSCRIPTION RECEIVABLE                                                (24,000)            --
RETAINED EARNINGS (DEFICIT)                                         (8,954,668)    (8,475,769)
                                                                   ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                          (1,030,831)      (768,932)
                                                                   ------------   ------------
                                                                   $   119,302    $   185,729
                                                                   ============   ============

       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION.


                                               THE HAVANA GROUP, INC.
                                     CONSOLIDATED CONDENSED STATEMENT OF LOSSES
                                                    (UNAUDITED)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------------   -----------------------------
                                                          2003            2002            2003            2002
                                                      -------------   -------------   -------------   -------------
NET SALES                                             $         --    $         --    $         --    $         --

OPERATING EXPENSES:

SELLING, GENERAL & OPERATING EXPENSES                      143,912                         355,282

DEPRECIATION & AMORTIZATION EXPENSE                            715           1,949           4,613           5,847
                                                      -------------   -------------   -------------   -------------

TOTAL OPERATING EXPENSE                                    144,627           1,949         359,895           5,847

LOSS FROM OPERATIONS                                      (144,627)         (1,949)       (359,895)         (5,847)

INTEREST INCOME (EXPENSE)                                  (14,343)             --         (23,130)             --

OTHER INCOME (EXPENSE)                                          --              --              --              --

LOSS FROM CONTINUING OPERATIONS, BEFORE

INCOME TAX AND DISCONTINUED OPERATIONS                    (158,970)         (1,949)       (383,025)         (5,847)

INCOME TAXES (BENEFIT)                                          --              --              --              --

LOSS FROM CONTINUING OPERATIONS, BEFORE

DISCONTINUED OPERATIONS                                   (158,970)         (1,949)       (383,025)         (5,847)

(LOSS) FROM DISCONTINUED OPERATIONS                        (23,910)          4,856         (95,875)       (455,824)

GAIN ON THE SALE OF BUSINESS SEGMENT                            --              --              --         500,993
                                                      -------------   -------------   -------------   -------------

NET INCOME (LOSS)                                     $   (182,880)   $      2,907    $   (478,899)   $     39,322

PREFERRED STOCK DIVIDENDS                                  (27,500)        (27,500)        (82,500)        (82,500)
                                                      -------------   -------------   -------------   -------------

INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS        $   (210,380)   $    (24,593)   $   (561,399)   $    (43,178)
                                                      =============   =============   =============   =============

LOSS PER COMMON SHARE (BASIC AND ASSUMING DILUTION)   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.04)

CONTINUING OPERATIONS                                 $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)

DISCONTINUED OPERATIONS                               $      (0.00)   $       0.00    $      (0.01)   $      (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING                     17,171,130       3,466,899      17,171,130       3,093,097

                 See accompanying notes to unaudited consolidated condensed financial information.


                               THE HAVANA GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     UNAUDITED

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS       (383,025)     (281,133)
    NET (LOSS) FROM DISCONTINUED OPERATIONS                   (95,875)     (180,538)
    GAIN ON SALE OF BUSINESS SEGMENT                                        500,993

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH:
    DEPRECIATION AND AMORTIZATION                              82,479       155,133
    COMMON STOCK ISSUED IN EXCHANGE FOR SERVICES               12,000        10,850
    EXPENSES PAID BY AFFILIATES ON BEHALF OF THE COMPANY
       NOTES PAYABLE IN LIEU OF INTEREST                       13,629             0
(INCREASE) DECREASE IN:
  RECEIVABLES                                                 (13,391)       11,227
  INVENTORY                                                         0       (11,548)
  PREPAID EXPENSES                                                  0       (11,610)
  DEPOSITS AND OTHER                                                0         7,661
  DEFERRED CATALOG EXPENSE                                          0            --
  DEFERRED INCOME TAX ASSETS                                        0             0

INCREASE (DECREASE) IN:
  ACCOUNTS PAYABLE AND OTHER LIABILITIES                       (8,171)     (306,866)
  NET LIABILITIES OF DISCONTINUED OPERATIONS                        0
  CUSTOMER ADVANCES AND CREDITS                                (9,376)
  DEFERRED REVENUE                                            (47,686)
                                                           -----------   -----------

NET CASH USED BY OPERATING ACTIVITIES                        (449,414)     (105,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                      0             0
    NET CASH USED BY INVESTING ACTIVITIES                           0             0
                                                           ----------    ----------
                                                                    0             0
CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES
    DUE TO AFFILIATES                                         166,075       (13,860)
    PROCEEDS FROM NOTES PAYABLE, OFFICER AND DIRECTOR               0       100,000
    PROCEEDS FROM NOTES PAYABLE, NET                           81,000
    PROCEEDS FROM NOTES PAYABLE, NET                                0
    PROCEEDS FROM COMMON STOCK ISSUED, NET                    205,000
                                                           -----------   -----------

NET CASH USED BY FINANCING ACTIVITIES                         452,075        86,140

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,661       (19,691)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD       18,933        26,636
                                                           -----------   -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             21,594         6,945
                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR INTEREST                              0             0
CASH PAID DURING THE YEAR FOR TAXES                                 0             0

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
GAIN ON SALE OF BUSINESS EQUIPMENT
  ASSETS SOLD                                                       0     1,695,083
  LIABILITIES ASSUMED                                               0    (2,196,076)
                                                           -----------   -----------
                                                                           (500,993)
  COMMON STOCK ISSUED FOR SERVICES                             12,000        10,850
  SUBSCRIPTION RECEIVABLE FOR COMMON STOCK ISSUED              24,000

  See accompanying notes to unaudited consolidated condensed financial information.


                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The condensed consolidated financial statements include the accounts of The Havana Group, Inc. and its wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Bible Resources Inc. ("Bible"), collectively the "Company". All significant inter company accounts and transactions have been eliminated in consolidation.

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

In January, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before March 31, 2004 (see Note C).

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent periods. The Company has no stock based awards of compensation issued and outstanding as of September 30, 2003.

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

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (CONTINUED)

The following summarizes the acquisition of Bible Resources Inc.:

Issuance of 10,900,000 shares of restricted common stock            $  (490,500)
Assets acquired                                                              --
Liabilities assumed                                                          --
Acquisition costs                                                       490,500
                                                                    ------------
                                                                    $        --
                                                                    ============

NOTE C - DISCONTINUED OPERATIONS

In March, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of the debt of Phillips & King, International, Inc.

The following summarizes the gain on the disposition of the tobacco distribution business segment:

                                                          2003          2002
                                                      ------------  ------------
Debt assumed                                          $        --   $ 2,196,076
Net assets disposed of                                         --    (1,695,083)
                                                      ------------  ------------
Net gain on disposal                                  $        --   $   500,993
                                                      ============  ============

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before March 31, 2004

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes the assets and liabilities of discontinued operations as on September 30, 2003 and December 31, 2002:

                                                         2003           2002
                                                     ------------   ------------
Assets:
Accounts receivable, total                           $    27,178    $    13,787
Allowance for doubtful accounts                           (1,320)        (1,320)
Prepaid expenses                                           8,456             --
Leasehold improvements                                                  109,320
Furniture and fixtures                                    21,275         21,275
Data processing equipment                                 62,533         62,533
Website development                                      111,324        111,324
Accumulated depreciation                                (176,190)      (252,046)
Trademark                                                 17,949         17,949
Artwork                                                   35,914         35,914
Mailing list                                             889,000        889,000
Accumulated amortization                                (898,411)      (845,554)
                                                     ------------   ------------
Total assets                                              97,708        162,182

Liabilities:
Accounts payable and accrued liabilities                 517,487        525,658
Customer advances and credits                              9,825         19,201
Deferred income                                           11,510         59,196
                                                     ------------   ------------
Total liabilities                                    $   538,822    $   604,055
                                                     ============   ============

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the nine month period ended September 30, 2003 and 2002 were:

                                                         2003           2002
                                                     ------------   ------------
Revenue                                              $   368,165    $   418,536
Expenses                                                (608,705)      (379,214)
                                                     ------------   ------------
Net (Loss)                                           $  (240,540)   $    39,322
                                                     ============   ============

Depreciation and amortization expense included in expenses of discontinued operations amounted to $82,479 and $155,133 for the nine months period ended September 30, 2003 and 2002, respectively.

                               HAVANA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

Total losses for the three month period ended September 30, 2003 were $182,880, before provision for preferred dividends, compared with a profit of $2,907 experienced in the three month period ended September 30 2002. Discontinued operations accounted for a gain of $554,089, while continuing operations accounted for losses of $236,970. Losses from discontinued operations were due to high selling, general, and administrative expenses; losses from continued operations were due to travel and related expenses in the company's efforts to secure financing. The loss per common share was $$0.01 in 2003, compared with a loss of $0.01 per share in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total losses for the nine month period ended September 30, 2003 were $478,900 before provision for preferred dividends, compared with a profit of $39,322 experienced in the nine month period ended September 30, 2002. Losses in 2003 were increased by a loss from current operations of $383,025 and loss from discontinued operations of $95,875, which increased the overall loss in 2003 to $478,900. Losses from continuing operations consisted of legal and professional fees, accounting and audit fees, office expenses, and travel expenses. Losses in 2002 were reduced by a gain on the sale of a business segment of $500,993. The loss per common share was $0.03 in 2003, compared with $0.01 per share in 2002.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations before March 31, 2004. In 2002, the Company incurred a loss from discontinued operations of $1,318,531. In the first quarter of 2003, the Company incurred a loss from discontinued operations of $132,299, as compared to a net loss from discontinued operations of $303,382 for the quarter ended March 31, 2002. In the second quarter of 2003, the Company incurred a loss from discontinued operations of $84,330, as compared to a net loss from discontinued operations of $157,298 for the same period in 2002.

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

Bible's agreement to acquire an effective 50% interest in the Santa Rosa property through its agreement with Cynthia Holdings required it to make payment of $1,400,000 in four quarterly payments, which payments were subsequently not made. Its agreement with Cynthia was such that if payments were made, but less than $1,400,000 was paid, Bible would have forfeited its entire ownership interest in Cynthia and its effective interest in the Santa Rosa property. Having failed to raise money for this investment, the Company renegotiated the agreement and entered into a new agreement (the "New Agreement") in April 2003. The New Agreement obligates Cynthia to sell to Havana through March 31, 2004 up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002. Cynthia has agreed to deliver to Havana one share of its capital stock for every $1,500 paid to Cynthia, as adjusted, based upon the adjusted purchase price. At the time that Havana makes its first payment to Cynthia, it has also agreed to issue 1,000,000 shares of its restricted Common Stock to Irie as additional consideration. If Havana purchases 1,000 common voting shares of Cynthia for the entire purchase price, it would own 50% of the capital stock of Cynthia. If Havana fails to purchase its entire 50% interest in Cynthia, Havana would continue to own whatever common voting shares it paid for in Cynthia, subject to dilution, based upon Cynthia's right to dilute Havana's ownership interest. Further, Cynthia's obligation to redeem the preference shares of Irie will only be triggered if Havana pays the entire purchase price. Irie and Havana have agreed that the operations of the Argentine subsidiary will be borne equally by each party pursuant to monthly cash calls from Cynthia to them which shall be paid within 10 days of receipt of such cash calls. Such cash calls will be structured as subscriptions for additional capital stock of Cynthia by Irie and Havana to keep the ownership levels at 50% each. In the event either party does not meet its required cash call, the non-paying party's ownership interest would suffer dilution. Havana and Irie agreed that Irie will be the operator of the Argentine subsidiary and will have a casting vote (final say) on all decisions to be made in respect of the Argentine subsidiary's operations.

In order for the Company to acquire its ownership interest in Cynthia, it will require additional financing from the private sale of its unregistered securities. In this respect, the Company announced in April 2003 that it secured a commitment to provide an equity line of credit of up to $5,000,000. However, subsequent to said announcement, the Company, upon review of final contracts, decided not to proceed with the equity line of credit in favor of other funding possibilities. On April 29, 2003, the Company committed to funding the sale of up to 20,000,000 common shares under Regulation S, but cancelled the commitment on July 8, 2003 due to lack of progress of the other party. As of the filing date of this Form 10-QSB, the Company's efforts in 2003 to raise financing have been substantially unsuccessful. Since January 1, 2003, the Company has received approximately $286,000 through private placements of promissory notes and sale of common stock.

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

In the third quarter of 2003 the Company retained an investment banking firm to act as an advisor, placement agent, and financial advisor in connection with funding of up to $7,500,000 in debt, equity, or a combination thereof. The Company agreed to a retainer fee of $7,500 per month for a period of six months, the term of the agreement. In addition the Company has agreed to pay (i) a fee for debt financing of up to 5% of the proceeds depending upon the grade and structure of said financing; (ii) an equity financing fee of up to 10.5% of the proceeds for the sale of equities; (iii) a financial advisory fee payable in warrants of up to 3.0% of the fully diluted shareholder price after giving effect to the issuance of equity securities involved in said financing. While no assurances can be given that these efforts will be successful, the Company efforts are directed to the success of this line of financing to complete the private offering within the first quarter of 2004.

In the fourth quarter of 2003 the Company entered into an agreement with an offshore corporation to sell up to 10,000,000 shares of the Company's common stock at a price equal to 35% of the bid price of the Company's shares of Common Stock as quoted on the OTC Bulletin Board or other United States stock exchange, provided that the bid price of the Company's common stock is not less than $0.30 per share for the five days preceding the purchase notice. The purchase agreement may be cancelled by either party upon seven days written notice. While no assurances can be given that these efforts will be successful the Company is hopeful that this funding will provide essential bridge financing in its funding activities.

As of the filing date of this Form 10-QSB, the Company is currently evaluating and discussing various proposals for financing that may be available to the Company. Again, there can be no assurances given that these efforts will be successful on terms satisfactory to the Company, if at all.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a deficit in working capital of $589,716 compared to a deficit in working capital of $327,059 at December 31, 2002, a decrease in working capital of $262,657. The decrease in working capital was substantially due to the increase in notes payable to investors and amounts due to affiliates for funding operations.

For the nine months ended September 30, 2003, the Company had an operating loss of $383,025 and a loss from discontinued operations of $95,875, which was the primary cause of a cash flow deficit of $449,414 from operating activities, after adjusting for depreciation and amortization of $82,479. During the same period in 2002 the Company had a cash flow deficit of $105,831 after depreciation and amortization charges of $155,133. During the nine months ended September 30, 2003 and September 30, 2002, no cash was provided from investing activities. During the nine months ended September 30, 2003, $452,075 was provided by financing activities as a result of $166,075 provided by affiliates, $81,000 in loans from investors, and $205,000 from proceeds from the issuance of common stock. In 2002, $86,140 was provided by financing activities as a result of a loan of $100,000 from officers of the Company, partially offset by repayment of $13,860 to affiliated parties. At September 30, 2003, the Company had $21,594 in cash.

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

Mr. Miller and the Company, subject to approval of the disinterested members of the Board of Directors which was obtained in August 2002, agreed that Mr. Miller had the right to convert all or a portion of his indebtedness at July 29,2002 into shares of the Company's Common Stock. Mr. Miller converted amounts owed to him of $112,500 into 2.5 million shares of the Company's unregistered common Stock in September 2002. Mr. Miller's promissory note in the amount of $150,000 was not converted at that time due to a lack of available unissued common shares of the Company. The note was due in December 2002 and is currently a demand note. The Company anticipates that the note and will be paid in cash or stock at a mutually agreed upon price at the time of conversion.

While the Company has raised minimal cash to meet its current working capital requirements, substantial additional financing is required for us to continue our business operations and to invest in Bible and the Santa Rosa property. The Company is seeking financing in the form of equity and debt in order to provide for such requirements. Management believes that, if it is not able to obtain financing on terms acceptable to the Company, it will be forced to sell its business or operate its business on a reduced basis. There are no assurances the Company will be successful in raising the required funds.

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

o As described herein, the Company needs significant cash on or before March 31, 2004 to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina and to finance its intended operations. Such financing may not be available to the Company on terms satisfactory to it, if at all.

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

o An investment in a company such as Cynthia Holdings could cause the Company to become subject to government regulations promulgated by various local, state and Federal government agencies such as the Investment Act of 1940, as amended. The Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended. The Company's financing activities may be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under
         Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding the foregoing, the Company may become subject to the Investment Company Act of 1940 and be required to dispose of its interest in Cynthia within a period of one year.

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

ITEM 2. CHANGES IS SECURITIES AND USE OF PROCEEDS

     (a) Not applicable.
     (b) Not applicable.
     (c) Recent Sales of Unregistered Securities

During the nine months ended September 30, 2003, the Company made the following sales of unregistered securities:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION
                                                 OF UNDERWRITING                                IF OPTION, WARRANT
                                     DOLLAR      OR OTHER DISCOUNTS                             OR CONVERTIBLE
                                     AMOUNT OF   TO MARKET PRICE           EXEMPTION FROM       SECURITY, TERMS OF
DATE OF        TITLE OF              NUMBER      OR CONVERTIBLE SECURITY   REGISTRATION         EXERCISE OR
SALE           SECURITY              SOLD        AFFORDED TO PURCHASERS    CLAIMED              CONVERSION
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
1/27/03        Promissory Note       $15,000     Cash Received; no         Regulation D, Rule   (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
3/31/03        Promissory Note       $20,000     Cash Received; no         Regulation D, Rule   (2)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
5/5/03         Promissory Note       $10,000     Cash Received; no         Regulation D, Rule   (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
5/8/03         Promissory Note       $5,000      Cash Received; no         Regulation D, Rule   (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
5/8/03         Promissory Note       $5,000      Cash Received; no         Regulation D, Rule   (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
6/27/03        Promissory Note       $10,000     Cash Received; no         Regulation D, Rule   (3)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
7/14/03        Promissory Note       $16,000     Cash Received; no         Regulation D, Rule   (4)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
7/30/03        Common Stock         $10,000      66,667 shares sold; no         Regulation D, Rule   Not Applicable
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
7/30/03        Common Stock          $45,000     300,000 shares sold; no         Regulation D, Rule   Not Applicable
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------
7/31/03        Common Stock         $150,000   1,000,000 shares sold; no         Regulation D, Rule   Not Applicable
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
-------------- --------------------- ----------- ------------------------- -------------------- ----------------------

(1) The Note is due January 31, 2004 with interest at the rate of 10% per annum. The principal and accrued interest thereon is convertible at $.15 per share.

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

(d) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Reference is made to the disclosures contained in the Company's Form 10K-SB for Its fiscal year ended December 31, 2002. Other than as disclosed in the annual Report filed with the Securities and Exchange Commission on or about May 20, 2003, there is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) A list of all required exhibits and references to where those exhibits can be located is contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2002 in Item 13 thereof. Except as listed below, there are no new exhibits filed or required to be filed in this Form 10-QSB.

Item 32 Certification of CEO & CFO* *Filed herewith

(b) No Form 8-K's were filed or required to be filed during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC

DATED:  NOVEMBER 14, 2003                  BY: /S/ WILLIAM L. MILLER
                                               --------------------------------
                                               WILLIAM L. MILLER, CEO & CFO

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

DATE:  NOVEMBER 14, 2003                    /S/ WILLIAM L. MILLER
                                            -----------------------------------
                                            WILLIAM L. MILLER,
                                            CHIEF EXECUTIVE OFFICER AND
                                             CHIEF FINANCIAL OFFICER