Form 10KSB
period 2003-12-31
HAVANA GROUP INC
filed 2004-04-14
CIK 1053648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

      Common Stock, $.001 par value, Class A Common Stock Purchase Warrants
      ---------------------------------------------------------------------
                                (Title of Class)

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

As of March 31, 2004 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, of approximately 7,941,000 shares of Common Stock, $.001 par value, was approximately $9,927,000 based on the last sale price of approximately $1.25 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock was 20,207,701 as of March 31, 2004 after giving effect to the issuance of 229,367 shares that have been paid for but not issued. The number of shares issued and outstanding of the Registrant's Preferred Stock was 6,100,000 as of March 31, 2004.

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

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

The Havana Group, Inc. (the "Company" or "Havana") is a Delaware corporation which was formed on November 26, 1997 as a wholly-owned subsidiary of E.A. Carey of Ohio, Inc. ("Carey"). Subsequently, Carey was merged into Havana on December 5, 1997 for the purpose of reincorporating in Delaware. Carey, and since the reincorporation, Havana, has owned Monarch Pipe Company ("Monarch") as a wholly-owned subsidiary. Monarch is located in Bristow, Oklahoma. Historically, Monarch has manufactured pipes which were sold exclusively by Havana. As described below, all of the Company's retail tobacco, pipe and accessory business terminated as of December 31, 2003 (except for certain liquidating sales) and the wholesale operations of its subsidiary terminated in March 2002.

As described below, the Company has entered into an agreement to purchase up to an effective 50% interest in an oil and gas exploration project. This project requires substantial financing of an estimated $1,800,000 to complete the Company's initial investment, an estimated $825,000 to fund the initial drilling operations and is likely to require substantial additional financing in the future. There can be no assurances given that these efforts to raise financing will be successful on terms satisfactory to the Company, if at all. In the event that these efforts are unsuccessful to raise sufficient financing for the oil and gas investment, the Company would then be without a business or investment opportunity. The Company's auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

DISCONTINUED P&K OPERATIONS

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

DISCONTINUED HAVANA OPERATIONS

Havana was engaged in the business of marketing pipes, cigars, tobaccos and related accessories directly to consumers through its full color catalog (the "Carey Smokeshop Catalog"). The Company had developed and operated a website under the name "EACarey.com" and marketed certain of its products through this website. The Company also operated a retail smokeshop in Canton, Ohio through which it sold pipes, cigars and smoking accessories until the store was closed in January, 2003.

During the fourth quarter of 2002, Havana downsized its operations by assigning its facility lease to a third party, selling a portion of its fixed assets, and relocating to a facility of smaller size. Our present facility consists of 3,500 square feet of warehouse and office, compared with 17,000 square feet in the prior premises. We pay $2,200 per month for this facility, and sub-lease approximately one-half of the facility to an affiliate of the Company. See "Item 2." Merchandising, product development, marketing, fulfillment and delivery were conducted at this facility, with smoking pipe designs manufactured by its wholly owned manufacturing operation, Monarch Pipe Co. in Bristow Oklahoma. Marketing operations were developed by direct marketing through catalogs and Internet sales. The Company printed 45,000 catalogs at the end of the fourth quarter of 2002 and circulated limited catalogs during 2003.

Customer service operations were conducted largely by telephone. During 2002 and 2003, we derived approximately 70%, of our non-club revenue through orders placed over the telephone. Our payment terms have been major credit cards, checks or open account. Our return policy was unconditional.

We conducted our purchasing operations at our general offices in Canton, Ohio where we provided our own data processing services to process its orders and shipments and provide e-mail, networking, and high-speed Internet access. We acquired products for resale in our catalogs from numerous domestic and international vendors. All "Carey" and "Duncan Hill" pipes were manufactured by our wholly-owned subsidiary, Monarch, which supplies approximately 11% of our catalog products.

The Company historically offered our products to consumers through our "Carey's Smokeshop" Catalog, exclusively by mail order and through our website. Due to inadequate financing and the Company's working capital deficiency, Management made the decision in January 2003 to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision had been made, it was the Company's intention to operate its business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of 2003. Effective December 31, 2003, the Company terminated its tobacco operations, except for certain liquidating sales..

REGULATORY MATTERS

The tobacco and related business, and the catalog industry in general, are also subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sold in its catalogs. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. We have no claims or regulatory matters in process or pending as of March 31, 2004.

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

POTENTIAL PRODUCT LIABILITY

There is a possibility that someone could claim personal injury or property damage resulting from the use of products purchased from the Company. As a seller of tobacco products, the Company is exposed to potential liability. Since 1990, an affiliated company, Duncan Hill, Inc., has maintained, for itself and its subsidiaries (including the Company), product liability insurance. Currently, the amount of coverage is $1 million per occurrence and $2 million in the aggregate. The policies are for a period of two years and are currently in effect through September 17, 2004.

ACQUISITION OF BIBLE RESOURCES, INC.

In July 2002, the Company entered into an Agreement in Principle to acquire 100% of the capital stock of Bible Resources, Inc., a newly formed Nevada corporation, from Frederick C. Berndt and Steven Heard. This transaction closed at the end of September 2002 with the Company issuing 5,450,000 shares of restricted Common Stock to each of Messrs. Berndt and Heard for an aggregate total of 10,900,000 shares. The Company's interest in acquiring Bible was its desire to sell or terminate its tobacco related business and to potentially focus its business efforts in the oil and gas industry.

At the time of the Company's acquisition of Bible, it had an agreement to acquire an effective 50% interest in the Santa Rosa property in Argentina for the sum of $1,400,000 as described herein. Chet Idziszek, who became a director of the Company in August 2002, is the President and Chairman of Oromin Explorations, Ltd.., a Canadian company ("Oromin"). Oromin owns Irie Isle Limited ("Irie"), which owns Cynthia Holdings Ltd., a British Virgin Island company. Upon Bible's payment of its effective 50% interest in Cynthia, Cynthia will redeem the outstanding preference shares held by Irie in Cynthia. It is Management's understanding that Cynthia owns the mineral rights in the Santa Rosa property and that the land is owned by the government of Argentina. Cynthia has a wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. (the "Argentine subsidiary"), which will be in charge of the operations of the drilling project.

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

REVISED SANTA ROSA AGREEMENT

The Company renegotiated the agreement and entered into a new agreement (the "New Agreement") on May 1, 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002(estimated at $1,800,000 as of March 31,2004). Cynthia has agreed to deliver to Havana one share of its capital stock for every $1,500 paid to Cynthia, as adjusted, based upon the adjusted purchase price, with a maximum of 1,000,000 shares to be issued.. If Havana purchases 1,000 common voting shares of Cynthia for the entire purchase price, it would own 50% of the capital stock of Cynthia. If Havana fails to purchase its entire 50% interest in Cynthia, Havana would continue to own whatever common voting shares it paid for in Cynthia, subject to dilution, based upon Cynthia's right to dilute Havana's ownership interest. Further, Cynthia's obligation to redeem the preference shares of Irie will only be triggered if Havana pays the entire purchase price. Irie and Havana have agreed that the operations of the Argentine subsidiary will be borne equally by each party pursuant to monthly cash calls from Cynthia to them which shall be paid within 10 days of receipt of such cash calls. Such cash calls will be structured as subscriptions for additional capital stock of Cynthia by Irie and Havana to keep the ownership levels at 50% each. In the event either party does not meet its required cash call, the non-paying party's ownership interest would suffer dilution. Havana and Irie agreed that Irie will be the operator of the Argentine subsidiary and will have a casting vote (final say) on all Management decisions to be made in respect of the Argentine subsidiary's operations.

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

ABOUT THE SANTA ROSA PROPERTY

The Santa Rosa Dome Concession is located in the eastern half of the Cuyana basin in the Province of Mendoza, in central Argentina. The Concession occupies 7,694 square kilometers, comprising exploration block #CCyl3-9.

Volumetric calculations performed by Dr. Norman Haimla for Oromin Explorations, Ltd. have indicated that an expected value of 197 million barrels of oil may exist within the Santa Rosa Dome Prospect. Dr. Haimila is a geologist who received his Ph.D in Geology in 1974 and spent his career in applied research, foreign aid, resource appraisals, and exploration and prospect generation. Since 1988 Dr. Haimila has worked extensively on Argentine petroleum projects. Dr. Haimila's experience with the Santa Rosa Dome Concession began in 1988, and resulted in his special report to Oromin Explorations, Ltd. Dr. Haimila is currently a special consultant to the Board of Directors of Havana.

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

Dr. Haimila's report further indicates that, at an estimated depth of approximately 4,200 feet, the Santa Rosa Dome Prospect can be classified as a shallow target, and as such, could be relatively easy to reach and may produce favorable oil discovery results within as little as 3 weeks of drilling. Management can give no assurances that such favorable results will be achieved.

Cynthia Holdings plans to explore and drill the Santa Rosa Dome Prospect, then, evaluate the sale or development of the Prospect after initial drill results. While Management of the Company will have a voice in Cynthia Holding's ultimate plans, the financial decision will be made by Irie and not by the Company. See "Items 6 and 12."

FUTURE DEVELOPMENTS - UNITED STATES

The Company is currently evaluating certain opportunities in gas exploration within the United States brought to the Company's attention by Castle Rock Resources, Inc. Mr. E. Jamie Schloss, founder and President of Castle Rock, Inc. is a Special Consultant to the Company's Board of Directors. The following is a brief description of those activities:

MIRASOL PROSPECT. The Mirasol Prospect well is a deep gas exploration well located on 190 acres of leases in Ward County, Texas, in the heart of the Permian Basin. The prospect's geology is based on existing well logs of a deep gas well originally drilled as the Doane #1 well in 1975. The intended pay zone was not produced but subsequent wells in the same area have shown that the zone is productive after a fracture job. The prospect was developed by Robert T. Dickey, whom has worked for Bush Exploration Co. /Specturm 7 Energy Corp. as an exploration geologist, generating and reviewing wildcat and development prospects in West Texas. The Company has an option to acquire from 50% to 75% working interest in the well, and drilling is scheduled to commence on or before August 1, 2004.

Based upon comparative wells in the area the Company believes that there are potential reserves of up to 10 billion cubic feet of gas, and the payout would be within nine months from drilling and completion.

Mr. Schloss became a Special Consultant to the Board in July 2003. At that time the Company entered into an agreement with Castle Rock Resources, Inc. that gave the Company right of first refusal on prospects brought to the Company by Mr. Schloss. In return the Company granted an option to Mr. Schloss for 200,000 shares of its common stock. See "Item 12."

EMPLOYEES

As of March 31, 2004, the Company has 2 full-time salaried management employees and one hourly full-time employee.

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

In January, 2003 we leased a reduced amount of space and assigned our previous space to a third party. The space is shared with an affiliated company, Zenvesco, Inc., which is owned by our Chief Executive Officer, William L. Miller. This space consists of 3,500 square feet overall at a cost of $2,200 per month. Zenvesco and us share the space equally with a net cost to us of $1,100 per month. We also share the overhead cost with Zenvesco. See "Item 12."

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, our Company may be involved in various legal proceedings from time to time. Presently, however, we are involved in one matter of material litigation. The Danner Press Co. filed suit in the amount of $118,000 plus interest for past due invoices and a judgment in favor of Danner had been rendered for the full amount sought. This judgment was settled in August 2003 for $40,000, which was paid by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No stockholder meetings were held in 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In May 1998, we sold 460,000 Units to the public; each Unit consisted of one share of Common Stock, $.001 par value, and two Redeemable Class A Common Stock Purchase Warrants. Each Class A Warrant entitled the holder to purchase one share of Common Stock at a price of $5.25 through the close of business on May 14, 2003. On May 14, 2003, we announced an extension of the expiration date of the Class A Warrants until the close of business on December 31, 2003 at which date they expired.

The Common Stock is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "HVGP". As of March 31, 2004 at 4:00 P.M. New York City Time, the last sale price of the Common Stock in the over-the-counter market was $1.25. The following table reflects the high and low sales prices (rounded to the nearest penny) for our Common Stock for the periods indicated as reported by the NASD.

COMMON STOCK

    Fiscal Year Ended December 31, 2003             HIGH       LOW
    -----------------------------------             ----       ---
    First Quarter                                   $0.35     $0.10
    Second Quarter                                   0.29      0.12
    Third Quarter                                    0.58      0.12
    Fourth Quarter                                   0.51      0.21

    Fiscal Year Ended December 31, 2002             HIGH       LOW
    -----------------------------------             ----       ---
    First Quarter                                   $0.07     $0.02
    Second Quarter                                   0.07      0.01
    Third Quarter                                    0.51      0.06
    Fourth Quarter                                   0.45      0.05

The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. We believe that trading activity in our securities may be sporadic and that judgments as to prices should be made accordingly.

As of March 31,2004, our Company had 20, 207,701 shares of Common Stock outstanding held by 59 record holders, after giving effect to the issuance of 229,367 shares that have been paid for but not issued. . The foregoing does not include beneficial holders of our Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

EQUITY COMPENSATION PLAN

The following summary information is as of March 31, 2004 and relates to our 1997 Long Term Incentive Plan described in Item 10 pursuant to which we have not granted any options to purchase our common stock:

                                                                      Number of securities
                                                                       remaining available
                       Number of shares of                             for future issuance
                        common stock to be       Weighted average   under equity compensation
                      issued upon exercise of   exercise price of    plans excluding shares
Plan Category           outstanding options    outstanding options    reflect in column (a)
-------------           -------------------    -------------------    ---------------------
Equity Compensation
  Plans                       400,000                 N/A                      N/A

RECENT SALES OF UNREGISTERED SECURITIES.

During 2003, the Company sold or issued the following unregistered securities:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION
                                                 OF UNDERWRITING
                                                 OR OTHER DISCOUNTS                             IF OPTION, WARRANT
                                  DOLLAR         TO MARKET PRICE OR        EXEMPTION FROM       OR CONVERTIBLE
DATE OF                           AMOUNT OF      CONVERTIBLE SECURITY,     REGISTRATION         SECURITY, TERMS OF
SALE          TITLE OF SECURITY   NUMBER SOLD    AFFORDED TO PURCHASERS    CLAIMED              EXERCISE OR CONVERSION
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
1/27/03       Promissory Note          $15,000   Cash received; no         Section 4(2)                  (1)
                                                 commissions paid
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
3/31/03       Promissory Note          $20,000   Cash received; no         This stock option             (2)
                                                 commissions paid          plan was
                                                                           registered on a
                                                                           Form S-8
                                                                           Registration
                                                                           Statement in April
                                                                           2003.
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/5/03        Promissory Note          $10,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commission paid           506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
6/27/03       Promissory Note          $10,000   Cash received; no         Regulation D, Rule          (1)(3)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
7/14/03       Promissory Note          $16,000   Cash received; no         Regulation D, Rule            (4)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Third         Common Stock            $205,000   1,366,667 shares sold;    Regulation D, Rule            (4)
Quarter                                          no commissions paid       506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Fourth        Common Stock             $50,000   500,000 shares sold; no   Regulation D, Rule            N/A
Quarter                                          commissions paid          506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
First         Common Stock            $168,500   1,123,334 shares sold;    Regulation D, Rule            N/A
Quarter                                          no commissions paid       506; and/or
2004                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------

(1) The Note was due January 31, 2004 with interest at the rate of 10% per annum. The principal and accrued interest thereon is convertible at $.15 per share.
(2) The 6% Note is not convertible. However, 80,000 shares were to be issued in connection with this loan. As of the filing date of this form 10-KSB, these shares have not been issued
(3) The 6% Note is not convertible. However, 40,000 shares were to be issued in connection with this loan. As of the filing date of this form 10-KSB, these shares have not been issued.
(4) The 6% Note is not convertible. However, 42,700 shares were to be issued as an inducement for this loan. As of the filing date of this form 10-KSB, these shares have not been issued.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion should be read in conjunction with the information in the financial statements of the Company and notes thereto appearing elsewhere in this Form 10-KSB.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        stock-based compensation.

         o        revenue recognition

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

Net loss for the year ended December 31, 2003 were $814,547, a decrease of 2.4% from the 2002 losses of $834,833. The loss per common share in 2003 was $0.05 per share, while losses in 2002 were $0.15 per share. There were 17,581,996 weighted average shares outstanding in 2003 and 6,258,833 weighted average shares outstanding in 2002.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations within 12 months. As of December 31, 2003, the Company terminated all tobacco sales [except for liquidating sales. In 2003, the Company incurred a loss from discontinued operations of $165,266 as compared to a net loss from discontinued operations of $1,318,531 for the comparable period of the prior year.

AGREEMENT TO ACQUIRE BIBLE RESOURCES, INC.

In July 2002, the Company entered into an Agreement in Principle to acquire 100% of the capital stock of Bible Resources, Inc., a newly formed Nevada corporation, from Frederick C. Berndt and Steven Heard. See Item 1, "Recent Developments".

REVISED SANTA ROSA AGREEMENT AT APRIL 30, 2003

The Company renegotiated its agreement to acquire an effective 50% interest in the Santa Rosa property and entered into a new agreement (the "New Agreement") on April 30, 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002(estimated at $1,800,000 as of March 31,2004). See Item 1, "Recent Developments".

PLANS OF FINANCING

At March 31, 2004 the Company had a plan of financing to attempt to raise up to $6.4 million from the private placement of its securities. The Company anticipates that, if successful, in whole or in part, the Offering will be completed in the second quarter of 2004. While the Company is optimistic regarding this offering, there can be no assurance that this offering will be successful and produce funding that will fulfill the Company's needs for investment and working capital.

LIQUIDITY AND CAPITAL RESOURCES

For 2003 net loss from operations amounted to $814,547 with net losses from discontinued operations of $165,266 and net losses from continuing operations of $649,281. Losses include $91,187 in non-cash depreciation and amortization costs

For 2002, net loss from discontinued operations amounted to $1,318,531. Net cash and cash equivalents decreased by $7,703 for 2002. This is primarily the result of a gain on the sale of a business segment of $500,993, common stock issued in exchange for acquisition costs of $490,500, notes issued in lieu of officers' compensation and cash advances of $150,000, and $216,417 in non-cash depreciation and amortization costs

At December 31, 2003, the Company had net liabilities of discontinued operations of $276,519 and working capital deficit of $973,810.

In 2000 our Company financed the majority of its business through the P&K credit facility obtained in October 2000. We discontinued our P&K operations on March 12, 2002 and discontinued our remaining sale of tobacco and accessories business at the end of 2003. Our auditors have added to their report a going concern qualification raising a substantial doubt as to our ability to continue in business as a going concern. Our Company is striving to obtain public or private financing for its planned oil and gas investment opportunities. To date our Company has been unsuccessful in this regard, primarily due to the low price of our common stock and limited trading volume.

In the event the Company does raise equity financing, the low price of our common stock may cause a change of control and require the Company to issue up to all it's remaining authorized but unissued common stock. No assurances can be given that the Company will obtain additional financing on terms satisfactory to the Company, if at all.

The independent auditor's report on the Company's December 31, 2003 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement did not have a material impact on the Company's results of operations or financial positions.

RISK FACTORS

The Company is seeking financing for its planned oil and gas exploration investment(s). The following are the major business obstacles that the Company is likely to encounter in carrying out these plans over the next 12 months:

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

         o An investment in a company such as Cynthia Holdings could cause the Company to become subject to government regulations promulgated by various local, state and Federal government agencies such as the Investment Act of 1940, as amended... The Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended. The Company's financing activities may be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under Section 3(a) (3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a) (24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding the foregoing, the Company may become subject to the Investment Company Act of 1940 and be required to dispose of its interest in Cynthia within a period of one year.

         o If the Company is successful in completing its purchase of an effective 50% interest in the Santa Rosa properties located in Argentina, it will be relying on the management skills of other companies and personnel to attempt to successfully drill for oil and gas and, if successful, to market the minerals obtained through this exploration. There can be no assurances given that these efforts will be successful or will result in profits to the Company on a consolidated basis.

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

                           DECEMBER 31, 2003 AND 2002

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

                              THE HAVANA GROUP INC.

                              THE HAVANA GROUP INC.
                         INDEX TO FINANCIAL INFORMATION

                                                                         Page No
                                                                         -------

Report of Independent Certified Public Accountants                         F-3

Consolidated Balance Sheets at December 31, 2003 and 2002                  F-4

Consolidated Statements of Losses for the Years Ended
  December 31, 2003 and 2002                                               F-5

Consolidated Statements of Deficiency in Stockholders' Equity
  for the Years ended December 31, 2003 and 2002                           F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003 and 2002                                           F-7 ~ F-8

Notes to Consolidated Financial statements                            F-9 ~ F-20

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
The Havana Group Inc.
Canton, Ohio

         We have audited the accompanying consolidated balance sheets of The Havana Group Inc. and its wholly-owned subsidiaries (the "Company"), as of December 31, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                        ----------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

McLean, Virginia
April 6, 2004


                                 THE HAVANA GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2003 AND 2002

ASSETS
                                                                 2003            2002
                                                             ------------   ------------
Current assets:
Cash and cash equivalents                                    $     9,135    $    18,932
                                                             ------------   ------------
Total current assets                                               9,135         18,932

Property, plant and equipment, at cost,
  net of accumulated depreciation (Note E)                            --          4,614
Assets of discontinued operations (Note C)                        65,742        162,182
Restricted cash (Note D)                                           4,200             --
                                                             ------------   ------------
Total Assets                                                 $    79,077    $   185,728
                                                             ============   ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)            $   290,849    $   147,369
Notes payable - officers and directors (Note G)                  250,000        250,000
Notes payable (Note G)                                            35,000             --
Notes payable with non-detachable securities, net (Note G)        40,950             --
Due to affiliates (Note K)                                       366,146         91,104
                                                             ------------   ------------
Total current liabilities                                        982,945        488,473

Net liabilities of discontinued operations (Note C)              276,519        466,186

Commitment and contingencies (Note N)                                 --             --

Deficiency in stockholders' equity: (Note I)
Preferred stock, par value $.001 per share;
   10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding
   at December 31, 2003 and 2002                                   5,000          5,000
Series B - 1,100,000 shares issued and outstanding
   at December 31, 2003 and 2002 (aggregate liquidation
   preference, including dividends in arrears, totaling
   $660,000 as of December 31, 2003)                               1,100          1,100
Common stock, par value $.001 per share;
   75,000,000 shares authorized; 18,421,667 and 16,815,000
   shares issued and outstanding at December 31, 2003 and
   December 31, 2002, respectively                                18,422         16,815
Common stock subscription                                         50,000             --
Additional paid-in capital                                     8,035,406      7,683,922
Accumulated deficit                                           (9,290,315)    (8,475,768)
                                                             ------------   ------------
Total deficiency in stockholders' equity                      (1,180,387)      (768,931)
                                                             ------------   ------------
Total liabilities and deficiency in stockholders' equity     $    79,077    $   185,728
                                                             ============   ============

             See accompanying footnotes to consolidated financial statements

                                     THE HAVANA GROUP, INC.
                               CONSOLIDATED STATEMENTS OF LOSSES
                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      2003             2002
                                                                  -------------   -------------
Operating expenses:
Selling, general and administrative expenses                      $    596,559    $         --
Depreciation and amortization                                            4,614           7,795
                                                                  -------------   -------------
Total operating expense                                                601,173           7,795

Loss from operation                                                   (601,173)         (7,795)

Interest expense                                                       (48,108)         (9,500)

Loss from continuing operations, before income taxes and
discontinued operations                                               (649,281)        (17,295)

Provision for income taxes                                                  --              --
                                                                  -------------   -------------
Loss from continuing operations, before discontinued operations       (649,281)        (17,295)
Loss from discontinued operations (Note C)                            (165,266)     (1,318,531)
Gain on sale of business segment (Note C)                                   --         500,993
                                                                  -------------   -------------
Net loss                                                          $   (814,547)   $   (834,833)
                                                                  =============   =============

Preferred stock dividends (Note I)                                    (110,000)       (110,000)
                                                                  -------------   -------------
Loss available to common stockholders                                 (924,547)       (944,833)
                                                                  =============   =============

Loss per common share (basic and assuming dilution) (Note L)      $      (0.05)   $      (0.15)
                                                                  =============   =============
Continuing operations                                                    (0.04)          (0.00)

Discontinued operations                                                  (0.01)          (0.21)

Gain on sale of business segment                                            --            0.08

Weighted average shares outstanding                                 17,581,996       6,258,833

                See accompanying footnotes to consolidated financial statements

                                                       THE HAVANA GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 2003 AND 2002

                                  Preferred   Preferred  Common     Common       Common     Additional
                                    Stock       Stock    Stock       Stock        Stock       Paid-in     Accumulated
                                    Shares     Amount    Shares      Amount    Subscription   Capital       Deficit        Total
                                  ----------- -------- ----------- ----------- ------------ ------------  ------------  ------------
BALANCE AT DECEMBER 31, 2001        6,100,000 $  6,100   2,905,000 $     2,905 $        --  $ 7,068,582   $(7,640,935)  $  (563,348)
                                  =========== ======== =========== =========== ============ ============  ============  ============
Shares issued to
 investor in exchange for
 loans to the Company in
 September 2002, valued
 at $0.045 per share                       --       --     200,000         200          --        8,800            --         9,000

Shares issued to
 investor in exchange
 for loans to the Company
 in September 2002,
 valued at $0.045 per share                --       --     200,000         200          --        8,800            --         9,000

Shares issued to
 consultant in exchange
 for services in
 September 2002, valued
 at $0.045 per share                       --       --      50,000          50          --        2,200            --         2,250

Shares issued to officer
 in September 2002, in
 exchange for conversion
 of previously debt of
                                                       $   112,500   2,500,000       2,500           --       110,000       112,500

Shares issued in October
 2002 in connection with
 acquisition of Bible
 Resources, Inc., valued
 at $0.045 per share (Note B)      10,900,000   10,900          --     479,600     490,500

Issuance of common stock
 in October 2002 in
 exchange for stock
 options exercised
 at $0.10 per share                        --       --      60,000          60          --        5,940            --         6,000

Net Loss                                   --       --          --          --          --           --      (834,833)     (834,833)
                                  ----------- -------- ----------- ----------- ------------ ------------  ------------  ------------
BALANCE AT DECEMBER 31, 2002        6,100,000 $  6,100  16,815,000 $    16,815 $        --  $ 7,683,922   $(8,475,768)  $  (768,931)
                                  =========== ======== =========== =========== ============ ============  ============  ============
Issuance of common stock
 in March 2003 in exchange
 for stock options exercised
 at $0.10 per share                        --       --     240,000         240     (24,000)      23,760            --            --

Shares issued in July 2003
 in exchange for cash;
 valued at $.15 per share                  --       --   1,366,667       1,367          --      203,633            --       205,000

Proceeds from common stock
 subscription                              --       --          --          --      50,000           --            --        50,000

Write-off of un-collectible
 stock subscription                        --       --          --          --      24,000           --            --        24,000

Debt discount - securities
 attached to notes payable
 (Note G)                                  --       --          --          --          --       34,491            --        34,491

Stock options granted to
 consultants in exchange
 for services rendered (Note J)            --       --          --          --          --       89,600            --        89,600

Net loss                                   --       --          --          --          --           --      (814,547)     (814,547)
                                  ----------- -------- ----------- ----------- ------------ ------------  ------------  ------------
BALANCE AT DECEMBER 31, 2003        6,100,000 $  6,100  18,421,667 $    18,422 $    50,000  $ 8,035,406   $(9,290,315)  $(1,180,387)
                                  =========== ======== =========== =========== ============ ============  ============  ============

                                   See accompanying footnotes to consolidated financial statements

                                      THE HAVANA GROUP, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                           2003           2002
                                                                       ------------   ------------
Cash flows from operating activities:
Net loss from continuing operations                                    $  (649,281)   $   (17,295)
Loss from discontinued operations                                         (165,266)    (1,318,531)
Gain on sale of business segment                                                --        500,993
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
   Depreciation and amortization                                            91,187        216,417
   Common stock issued in exchange for services (Note I)                        --          2,250
   Common stock issued in exchange for acquisition costs (Note B)               --        490,500
   Expenses paid by affiliates on behalf of the Company (Note K)           275,042         43,724
   Notes payable issued in lieu of officers compensation                        --        150,000
   Amortization of debt discount (Note G)                                   29,441             --
   Reversal of provision for doubtful accounts                                  --         (4,180)
   Shares issued to investors in connection of issuance
     of notes payable                                                           --         18,000
   Shares issued to officer in exchange for previously incurred debt            --        112,500
   Stock options granted to consultants in exchange for services
     rendered (Note J)                                                      89,600             --
   Write-off of stock subscription receivable (Note I)                      24,000             --
   Extinguishment of debt - discontinued operations (Note N)               (91,919)            --
   (Increase) decrease in:
     Inventory                                                                  --          4,120
     Prepaid expenses                                                           --        182,190
     Restricted cash (Note D)                                               (4,200)            --
     Deposits and other assets                                                  --          8,863
     Deferred catalog expense                                                   --          7,661
     Assets of discontinued operations                                       9,867             --
   Increase (decrease) in:
     Accounts payable and accrued liabilities                              143,481        (88,319)
     Liabilities of discontinued operations                                (97,749)      (500,993)
     Customer advances and credit                                               --         19,201
     Deferred revenue                                                           --         59,196
                                                                       ------------   ------------
Net cash (used in) operating activities                                   (345,797)      (113,703)

Cash flows from financing activities:
Proceeds from sale of stock, net of costs and fees (Note I)                255,000          6,000
Proceeds from notes payable - officers and director, net (Note G)               --        100,000
Proceeds from notes payable, net (Note G)                                   81,000             --
                                                                       ------------   ------------
Net cash provided by financing activities                                  336,000        106,000

Net decrease in cash and cash equivalents                                   (9,797)        (7,703)
Cash and cash equivalents at the beginning of the year                      18,932         26,635
                                                                       ------------   ------------
Cash and cash equivalents at the end the year                          $     9,135    $    18,932
                                                                       ============   ============

                    See accompanying Notes to consolidated financial statements

                                     THE HAVANA GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         2003           2002
                                                                      ------------  ------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                                $        --   $        --
Cash paid during the year for taxes                                            --            --
Supplemental Disclosures of Non-Cash Transactions:
Common stock issued for services                                               --         2,250
Common stock issued in exchange for financial advisory services                --        18,000
Common stock issued in exchange for previously incurred debt                   --       112,500
Notes payable issued in lieu of officers compensation                          --       164,000
Notes payable issued in lieu of interest on notes payable -officers            --         9,500
Debt discount - securities attached notes payable (Note G)                 34,491            --
Expenses paid by affiliates on behalf of the Company                           --        43,724
Stock options granted to consultants in exchange for services
  rendered (Note J)                                                        89,600            --
Write-off of stock subscription receivable (Note I)                        24,000            --
Gain on sale of business segment:
Assets sold                                                           $        --   $ 1,695,083
Liabilities assumed                                                            --    (2,196,076)
                                                                      ------------  ------------
Gain on sale of business segment:                                     $        --   $  (500,993)
                                                                      ------------  ------------
Acquisition:
Common stock issued in exchange for acquisition of Bible              $        --   $   490,500
                                                                      ------------  ------------
Acquisition cost                                                      $        --   $  (490,500)
                                                                      ------------  ------------

                   See accompanying Notes to consolidated financial statements

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

In January, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets in fiscal year 2004. (See Note C).

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The Company has no inventories at December 31, 2003 and 2002.

Property and Equipment
----------------------

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment are depreciated using straight-line method over their estimated useful lives. Depreciation expenses from continuing operations amounted $4,614 and $7,795 for the years ended December 31, 2003 and 2002, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings (Loss) Per Share
-------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 17,581,996 and 6,258,833 for the year ended December 31, 2003 and 2002 respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2003 and 2002, advertising costs from discontinued operations were $27,274 and $65,684, respectively. The Company incurred no advertising costs for continuing operations.

Research and Development
------------------------
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2003 and 2002.

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts for discontinued operations at December 31, 2003 and 2002 is $1,320. There is no allowance for doubtful accounts established for continuing operations at December 31, 2003 and 2002.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and 2002 and for subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note J):

                                                                  2003           2002
                                                              -------------  -------------
Net loss - as reported                                        $  (924,547)   $   (944,833)
Add: Total stock based employee compensation expense
  as reported under intrinsic value method (APB. No. 25)               --              --
Deduct: Total stock based employee compensation expense
  as reported under fair value based method (SFAS No. 123)        (87,525)        (19,248)
                                                              -------------  -------------
Net loss - Pro Forma                                          $ (1,012,072)  $   (964,081)
Net loss attributable to common stockholders - Pro forma      $ (1,012,072)  $   (964,081)
Basic (and assuming dilution) loss per share - as reported    $      (0.05)  $      (0.15)
Basic (and assuming dilution) loss per share - Pro forma      $      (0.06)  $      (0.15)

Liquidity
---------

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operating of $649,281 and $17,295 during the year ended December 31, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $973,810 as of December 31, 2003.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement did not have a material impact on the Company's results of operations or financial positions.

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

In connection with the acquisition of Bible Resources Inc., the Company issued to Bible Resources Inc.'s shareholders a total of 10,900,000 shares, valued at $490,500 (see Note I), of the Company's common stock. Bible Resources Inc. has no assets and liabilities and has no business activities as of December 31, 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16, and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

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
                                                                    ============

NOTE C - DISCONTINUED OPERATIONS

Phillips & King International, Inc.
-----------------------------------

On March 12, 2002, the Company reached a definitive agreement to sell the net assets of its tobacco distribution business for consideration to be determined based upon future sales and assumption of $2,196,076 of the debt of Phillips & King, International, Inc. The results of operations for all years presented have been restated for the discontinued tobacco distribution business. The following summarizes the gain on the disposition of the tobacco distribution business segment for the years ended December 31, 2003 and 2002:

                                                          2003          2002
                                                      -----------   ------------
      Debts assumed                                   $       --    $ 2,196,076
      Net assets disposed of                                  --     (1,695,083)
                                                      -----------   ------------
      Net gain on disposal                            $       --    $   500,993
                                                      ===========   ============

Carey's Smokeshop
-----------------

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered products to consumers through its "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets in the fiscal year 2004. The following summarizes the assets and liabilities of discontinued operations as on December 31, 2003 and 2002:

                                                         2003          2002
                                                      ------------  ------------
Assets:
Accounts Receivable, Total                            $     3,920   $    13,787
Allowance for Doubtful Accts                               (1,320)       (1,320)
Leasehold Improvements                                         --       109,320
Furniture & Fixtures                                       21,275        21,275
Data Processing Equipment                                  62,533        62,533
Web Site Development                                      111,324       111,324
Accumulated Depreciation                                 (184,851)     (252,046)
Trademark                                                  17,949        17,949
Artwork                                                    35,914        35,914
Mailing List                                              889,000       889,000
Accumulated Amortization                                 (890,002)     (845,554)
                                                      ------------  ------------
Total Assets                                          $    65,742   $   162,182
                                                      ============  ============

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

Carey's Smokeshop (Continued)

                                                         2003          2002
                                                      ------------  ------------
Liabilities:
Customer Advances & Credits                           $     7,648   $    19,201
Accounts payable and accrued liabilities                  240,814       387,789
Deferred Income                                            28,057        59,196
                                                      ------------  ------------
Total Liabilities                                     $   276,519   $   466,186
                                                      ============  ============

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the years ended December 31, 2003 and 2002 were:

                                                          2003          2002
                                                      ------------  ------------
Revenue                                               $   541,666   $   542,985
Expenses                                                 (706,932)   (1,861,516)
                                                      ------------  ------------
Net (Loss)                                            $  (165,266)  $(1,318,531)
                                                      ============  ============

Depreciation and amortization expense included in expenses of discontinued operations amounted to $86,573 and $208,622 for the years ended December 31, 2003 and 2002, respectively.

NOTE D - RESTRICTED CASH

Restricted cash at December 31, 2003 represents cash held in an escrow bank account for estimated tobacco taxes due to the State of Ohio under Master Settlement Agreement (MSA). There is no termination of the escrow until liabilities are defined and settled.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at December 31, 2003 and 2002 consist of the following:

                                                          2003          2002
                                                      ------------  ------------
Furniture & Fixtures                                  $    43,267   $    43,267
Less: Accumulated Depreciation                            (43,267)      (38,653)
                                                      ------------  ------------
                                                      $        --   $     4,614
                                                      ============  ============

Depreciation expense included as a charge to operations for the year ended December 31, 2003 and 2002 amounted to $4,614 and $7,795, respectively.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:

                                                          2003          2002
                                                      ------------  ------------
Accounts payable                                      $    70,690   $        --
Accrued interest                                           28,070         9,500
Accrued payroll, payroll expenses and taxes               192,089       137,869
                                                      ------------  ------------
Total                                                 $   290,849   $   147,369
                                                      ============  ============

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - NOTES PAYABLE

a) Notes Payable to Officers and Directors
------------------------------------------

Notes payable to officers and directors at December 31, 2003 and 2002 are as follows:

                                                          2003          2002
                                                      ------------  ------------

5% note payable to Company officer, principal and
accrued interest payable on or before December 2002;
secured by Company assets. The Company is currently
in default under the terms of the note.               $   150,000   $   150,000

6% note payable to Company officer, principal and
accrued interest payable on or before October 2002;
unsecured. The Company is currently in default under
the terms of the note.                                     50,000        50,000

6% note payable to Company director, principal and
accrued interest payable on or before October 2002;
unsecured. The Company is currently in default under
the terms of the note.                                     50,000        50,000
                                                      ------------  ------------
                                                          250,000       250,000
Less: current portion                                    (250,000)     (250,000)
                                                      ------------  ------------
Note payable - long term                              $        --   $        --
                                                      ============  ============

b) Notes Payable to Third Parties
---------------------------------

Notes payable to investors at December 31, 2003 and 2002 are as follows:

                                                          2003         2002
                                                      ------------  ------------
10% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured.                                    $    25,000   $        --
10% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured.                                          5,000            --
10% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured.                                          5,000            --
                                                      ------------  ------------
                                                           35,000            --
Less: current portion                                     (35,000)           --
                                                      ------------  ------------
Note payable - long term                              $        --   $        --
                                                      ============  ============

c) Notes Payable with Non-detachable Securities
-----------------------------------------------

Notes payable with non-detachable securities at December 31, 2003 and 2002 are as follows:

                                                          2003          2002
                                                      ------------  ------------
6% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured. The Company shall also distribute
  120,000 shares of its common stock to the
  noteholder upon completion of the notes agreement
  in January 2004.                                    $    30,000   $        --
Debt Discount - value of securities attached to
  note payable, net of accumulated amortization of
  $17,512 and $0 at December 31, 2003 and 2002,
  respectively.                                            (2,888)           --
                                                      ------------  ------------
                                                           27,112            --

6% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured. The Company shall also
  distribute 42,700 shares of its common stock to
  the noteholder upon completion of the notes
  agreement in January 2004.                               16,000            --
Debt Discount - value of securities attached to
  note payable, net of accumulated amortization
  of $11,929 and $0 at December 31, 2003 and
  2002, respectively.                                      (2,162)           --
                                                      ------------  ------------
                                                           13,838            --
Total                                                      40,950            --
Less: current portion                                     (40,950)           --
                                                      ------------  ------------
Note payable - long term                              $        --   $        --
                                                      ============  ============

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - NOTES PAYABLE (CONTINUED)

c) Notes Payable with Non-detachable Securities (Continued)
-----------------------------------------------------------

The Company accounted for the notes payable and common stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The Company recognized the portion of the proceeds allocated to the securities in the amount of $34,491 to additional paid-in capital and a discount against the notes payable. The debt discount attributed to the value of the securities to be issued is amortized over the notes payable's maturity period as interest expense. The Company amortized the debt discount attributed to the securities to be issued and recorded non-cash interest expense of $29,441 and $0 for the years ended December 31, 2003 and 2002, respectively. As of the date of this audit report, the Company is in default under terms of all note agreements and all notes payable are still outstanding.

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE I - CAPITAL STOCK

Common Stock
------------

On October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares,$0.001 par value. The number of authorized preferred shares remained unchanged. As of December 31, 2003 and 2002, the Company has 18,421,667 and 16,815,000 shares of common stock issued and outstanding.

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

In August 2002, the Company issued 400,000 shares of restricted common stock valued at $0.045 per share to investors in connection with issuance of notes payable aggregating $100,000. In August 2002, the Company issued 50,000 shares of the Company's common stock to a consultant in exchange for services provided to the Company. The Company valued the shares issued at $0.045 per share, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $ 2,250 were charged to income during the year ended December 31, 2002. In August 2002, the Company issued 2,500,000 shares of restricted common stock to Company in exchange for previously incurred debt of $112,500.

In September 2002, the Company issued an aggregate of 10,900,000 shares of restricted common stock valued at $0.045 per share for a total value of $490,500 in connection with the acquisition of Bible Resources, Inc. (See Note B).

In September 2002, the Company issued 60,000 shares of common stock for an aggregate purchase price of $6,000 for employee stock options at $0.10 per share.

In March 2003, the Company issued 240,000 shares of common stock for an aggregate purchase price of $24,000 for employee stock options at $0.10 per share. The Company has determined that the $24,000 of stock subscription receivable is not collectible and has charged the write-off of stock subscription receivable to the operations as of December 31, 2003.

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE I - CAPITAL STOCK (CONTINUED)

In July 2003, the Company issued an aggregate of $1,366,667 shares of common stock to sophisticated investors in exchange for $205,000 of cash, net of fees and costs.

In December 2003, the Company received $50,000 from an investor for 500,000 shares of common stock subscribed at $.10 per share. The common shares were not issued until January 2004. The Company accounted for the $50,000 of proceeds received as stock subscription payable at December 31, 2003.

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

Series B Preferred Stock
------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2003 or 2002 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.60 per share or $660,000 in the aggregate at December 31, 2003.

The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

NOTE J - WARRANTS AND STOCK OPTIONS

Class A Warrants
----------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2003.

                      Warrants Outstanding                                 Warrants Exercisable
                      --------------------                                 --------------------
                                Weighted Average           Weighed                         Weighted
                     Number    Remaining Contractual       Average          Number         Average
Exercise Prices   Outstanding       Life (Years)        Exercise Price    Exercisable   Exercise Price
---------------   -----------       ------------        --------------    -----------   --------------
   $ 6.00           200,000            3.92                $ 6.00           200,000          $ 6.00
     0.10           500,000            2.75                  0.10           500,000            0.10
                  ---------          ------                ------         ---------          ------
                    700,000            3.08                $ 1.79           700,000          $ 1.79
                  =========          ======                ======         =========          ======


                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE J - WARRANTS AND STOCK OPTIONS (CONTINUED)

Class A Warrants (Continued)
----------------------------

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ---------------

   Outstanding at January 1, 2002                 3,358,000         $  4.53
      Granted                                            --              --
      Exercised                                          --              --
      Canceled or expired                                --              --
                                              --------------       ----------
   Outstanding at December 31, 2002               3,358,000         $  4.53
      Granted                                            --              --
      Exercised                                          --              --
      Canceled or expired                        (2,658,000)           5.25
                                              --------------       ----------
   Outstanding at December 31, 2003                 700,000         $  1.79
                                              ==============       ==========

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2003.

                      Options Outstanding                                      Options Exercisable
                      -------------------                                      -------------------
                                  Weighted Average                                           Weighted
                     Number      Remaining Contractual     Weighed Average     Number         Average
Exercise Prices   Outstanding       Life (Years)           Exercise Price    Exercisable   Exercise Price
---------------   -----------       ------------           --------------    -----------   --------------
  $  3.50            80,000            4.92                  $  3.50             80,000      $  3.50
   0.4044            60,000            1.25                   0.4044             60,000       0.4044
   0.4044           200,000            6.92                   0.4044            200,000       0.4044
     0.25         1,200,000            3.67                     0.25            825,000         0.25
     0.25           400,000            2.58                     0.25            400,000         0.25
                -----------           -----                  -------        -----------      -------
                  1,940,000            3.75                  $  0.40          1,565,000      $  0.44
                ===========           =====                  =======        ===========      =======

Transactions involving the Company's options issuance are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ---------------
   Outstanding at January 1, 2002                   340,000         $  1.13
      Granted                                     1,500,000            0.22
      Exercised                                     (60,000)           0.10
      Canceled or expired                                --              --
                                              --------------       ----------
   Outstanding at December 31, 2002               1,780,000         $  0.40
      Granted                                       400,000            0.25
      Exercised                                    (240,000)           0.10
      Canceled or expired                                --              --
                                              --------------       ----------
   Outstanding at December 31, 2002               1,940,000         $  0.40
                                              ==============       ==========

The weighted-average fair value of stock options and warrants granted to shareholders during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE J - WARRANTS AND STOCK OPTIONS (CONTINUED)

Stock Options (Continued)
-------------------------

                                                          2003          2002
                                                      ------------  ------------
  Significant assumptions (weighted-average):
     Risk-free interest rate at grant date                2.25%        1.67%
     Expected stock price volatility                       169%          26%
     Expected dividend payout                               --           --
     Expected option life-years (a)                     3 to 10       5 to 10
  (a) The expected option life is based on contractual expiration dates.

The Company did not grant any stock options and warrants to employees during the year ended December 31, 2003. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,012,072) and $(0.06) for the year ended December 31, 2003 and $(964,081) and $(0.15) for the year ended December 31, 2002, respectively. The estimated value of the options granted to consultants during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the amount of the expense charged to operations in connection with granting the options was $89,600 and $0 during the year ended December 31, 2003 and 2002, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

In addition to notes payable issued to the Company's officers and directors described in Note G, the Company has entered into a contract with an entity controlled by the Company's Chief Executive Officer that provides administrative, executive, and accounting services at a fixed cost per year plus shipment and warehouse services on a per order basis. Total costs charged to the Company in 2002 and 2001 amounted to $149,301 and $28,724, respectively. Total amount due to the entity amounted $225,405 and $76,104 at December 31, 2003 and 2002, respectively.

Two other entities controlled by the Company's Chief Executive Officer periodically paid expenses on behalf of the Company. As of December 31, 2003 and 2002, the amount due to the entities was $79,714 and $0, respectively.

The Company's Chief Executive Officer has periodically paid expenses on behalf of the Company. As of December 31, 2003 and 2002, the amount due to the Company's Chief Executive Officer was $61,027 and $15,000, respectively.

NOTE L - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income
(loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                          2003         2002
                                                      ------------  ------------
Net income (loss) available to Common
  stockholders (after preferred Stock dividends
  of $110,000 per year)                               $  (924,547)  $  (944,833)
Basic and diluted earning (loss) per share                  (0.05)        (0.15)
Continuing operation                                        (0.04)        (0.00)
Discontinued operation                                      (0.01)        (0.21)
Basic and diluted weighted average Number of
  common shares outstanding                            17,581,996     6,258,833

NOTE M - INCOME TAXES

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

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE M - INCOME TAXES (CONTINUED)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $6,114,000, which expire through 2023 subject to limitations of Section 382 of the Internal Revenue Code, as amended. . The deferred tax asset related to the carry forward is approximately $2,078,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

        Non Current:
          Net operating loss carry forward                         $  2,078,000
          Less: valuation allowance                                  (2,078,000)
                                                                   -------------
          Net deferred tax asset                                   $         --
                                                                   =============

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

The Company has entered into a one year operating lease effective December 1, 2002 for warehouse and office space. After December 2003, the Company leases warehouses and office at the same location on a month to month basis. Total rent expense was $27,961 and $54,950 for the years ended December 31, 2003 and 2002, respectively.

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

In February 2001, Danner Press Inc. ("Danner Press") filed a complaint against the Court of Common Pleas, Stark County of the State of Ohio. The complaint alleges a breach of contract. The Company received a judgment in the Plaintiff's favor in April 2002 in the amount of $118,121. The amount due Danner Press of $131,790 (including interest) is included in accrued liabilities at December 31, 2002. During the year ended December 31, 2003, the Company entered into a settlement agreement with Danner Press that the Company made a single payment of $40,000 in exchange for all outstanding unpaid balance to Danner Press. The Company was legally released from its obligation for all unpaid service fees, claims, debts and judgments due to Danner Press. The Company recognized $91,919 of other income from discontinued operations in connection with the extinguishment of the debt.

Purchase Commitment
-------------------

In connection with the acquisition of Bible Resources Inc. (See note B), the Company agreed to acquire an effective 50% interest in certain mineral rights in exchange for $1,400,000. The Company defaulted under the terms of the Agreement, and subsequently renegotiated the acquisition price increasing the purchase price to $1,500,000, payable under specified terms and conditions.

NOTE O - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2003 and 2002, the Company incurred losses from continuing operations of $649,281 and $17,295, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                              THE HAVANA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE O - GOING CONCERN MATTERS (CONTINUED)

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity as a result of its planned restructuring and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Identification of Directors

The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                        First
                                       Term          Became Director       Principal
Name (1)                   Age       Of Office       and/or Officer        Occupation
--------                   ---       ---------       --------------        ----------

William L. Miller           67          (1)              1997           Chairman of the Board and Chief
                                                                          Executive Officer of the Company
Frederick Berndt            29          (1)              2002           Vice President of the Company
Chet Idziszek               56          (1)              2002           President of Ormin Explorations Ltd.
Orin E. Atkins              79          (1)              2002           Retired
Richard DeY Manning         78          (1)              2002           Attorney
______________

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

Frederick C. Berndt has been an officer of the Company since September 2002 and a director of the Company since October 2002. Mr. Berndt has an extensive background in banking, having studied Finance and Economics at Geneva College in Pennsylvania. Mr. Berndt began his career in Commercial Banking in 1995. In 1997, he became licensed as a Series 7 and 63, for Rise Securities and became a partner/Vice President of Berndt & Associates Investment Management, a full service money management firm that was formed in the early 1970's. In 1999, Mr. Berndt passed his Securities Principal's license and became the principal and compliance officer for Rise Securities, Inc. In 2001, Mr. Berndt left Berndt & Associates to pursue a consulting career in investment banking. He consulted for EWRX Internet Systems, an anti-virus software company and also consulted for Hamilton Scientific, a New Jersey based medical software company. In 2002, Mr. Berndt founded Bible Resources, Inc., a private corporation formed for the purpose of oil and gas exploration. He then successfully orchestrated the Company's acquisition of Bible resources described elsewhere herein.

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

PROPOSED AUDIT COMMITTEE

The Sarbanes-Oxley Act of 2002 requires the Company to have audit committee consisting of solely independent directors. The definition of "independent director" is defined in Rule 4200(a) (14) of the NASD's Listing Standards. The NASD's listing standards define an "independent director" generally as a person, other than an officer of the Company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment. The Company is also required to disclose whether or not any of the independent directors who make up the audit committee is a "Financial Expert." The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions. The audit committee would be expected to establish a written charter detailing the audit committee's responsibilities to include, among other things:

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

As of the filing date of this Form 10-KSB, the Company has not established an audit committee and under the Sarbanes-Oxley Act of 2002, this means that the duties of the audit committee fall upon the Board of Directors until an audit committee is established. It is the Company's intention to establish an audit committee in accordance with the Sarbanes-Oxley Act of 2002 after receipt of sufficient financing for the Company's planned oil and gas investment(s), of which there can be no assurances given.

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

In this respect, the Company intends to adopt a code of ethics in the form filed as Exhibit 14.1 to this Form 10-KSB. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 2003, except that (i) William L. Miller, an officer and director of the Company, and Duncan Hill, Inc., a principal stockholder of the Company, each filed a Form 4 late in September 2003, with Mr. Miller's filing having been made one day late in the case of one transaction and Duncan Hill's filing being made only several days late for the transactions reported and (ii) Steven Heard, a principal stockholder, failed to file a Form 5 in lieu of a Form 4 for a gift transaction that took place in October 2002 and Frederick Berndt, an officer and director of the Company, failed to file Form 4's for gift transactions that took place in February and July, 2003 and he failed to file a Form 5 in connection with those transactions. On or about the filing date of this Form 10-KSB, Messrs. Heard and Berndt filed the required Form 5's.

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

 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term Compensation
 ---------------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                    Awards                          Payouts
 ---------------------------------------------------------------------------------------------------------------------------------
    Name and               Year    Salary ($)   Bonus ($)  Other Annual   Restricted      Number of       LTIP       All Other
    Principal Position                                     Compensation   Stock           Options         Payout     Compensation
                                                           ($) (2)        Award(s)                        ($)        ($)
                                                                          ($)
 ---------------------------------------------------------------------------------------------------------------------------------
    W. Miller, Chief       2003    100,000(1)       0              0           0           0             0            0
    Executive Officer      -------------------------------------------------------------------------------------------------------
                           2002    100,000(1)       0          2,400           0(3)        0             0            0
                           -------------------------------------------------------------------------------------------------------
                           2001    100,000(1)       0          9,600           0           0             0            0
 ---------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Miller accrued or received a salary of $100,000 in each of the three years ended December 31, 2003. During 2001, 2002 and 2003, the Company accrued salary of $96,623, $37,600 and $41,467, respectively.

(2) Mr. Miller had the use of a Company leased automobile during 2001 and the first three months of 2002. Mr. Miller personally paid $300 of the monthly $1,100 lease for a net of $800 per month paid by the Company.

(3) Mr. Miller did not receive any restricted stock grants for services rendered in 2002. However, Mr. Miller loaned the Company $50,000 in August 2002 and received 200,000 shares of the Company's restricted Common Stock as an inducement for such loan. In September 2002, he converted $112,500 of indebtedness into 2,500,000 shares of the Company's unregistered Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END

OPTION VALUES

The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 2003 by the Company's Chief Executive Officer and the fiscal year end value of the Company's unexercised options.

   (a)                   (b)              (c)             (d)                   (e)
                                                                             Value of
                                                         Number of          Unexercised
                                                        Unexercised         In-the-Money
                         Shares                          Options at           Options
                       Acquired on         Value         FY-End (#)         at Fy-End($)
                        Exercise         Realized       Exercisable/        Exercisable/
  Name                    (#)            ($)(1)        Unexercisable       Unexercisable(1)
  ----                -----------       ----------     --------------      ----------------
  William L. Miller       -0-             -0-           200,000/0             -0- / -0-

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. Column (e) is based upon a year-end value of Common Stock of approximately $.35 per share at December 31, 2003

REPORT ON REPRICING OF OPTIONS

During the three years ended December 31, 2003, there was no repricing of outstanding options.

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

EMPLOYMENT AGREEMENTS

Pursuant to an employment agreement dated as of December 1, 1997, the Company employed William Miller ("Miller") as its Chairman of the Board and Chief Executive Officer over a term commencing on December 1, 1997 and expiring on December 31, 2002. On February 7, 2000, the Company extended Mr. Miller's one additional year to December 31, 2003 and agreed to sell to Mr. Miller 240,000 shares of Havana's Common Stock at the then fair market value of $.4044 per share. This agreement is currently extended on a month-to-month basis. The agreement provides for:
(i)  a base annual salary of $100,000;
(ii) a cash bonus pool for key management personnel administered by the Board of Directors or a Compensation Committee under which a cash bonus will be paid to Miller in an amount ranging from 0% to 50% of Miller's prior year's base salary;
(iii) five-year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, which warrants on May 14, 1998 automatically converted into 200,000 Class A Warrants identical to those sold to the public in connection with its initial public offering which was later sold by Mr. Miller;

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

As of March 31, 2004, Mr. Miller has options to purchase 200,000 shares which are vested and are currently exercisable at $.4044. On February 4, 2000 Mr. Miller's options which were originally exercisable at $6.00, subject to adjustment, were cancelled and were re-granted on terms identical to those in his original options except the exercise price was lowered to $.4044 per common share representing the market value of the Company's common stock at February 4, 2000. On June 30, 1999, Mr. Miller received 200,000 warrants in exchange for his waiver of a total of $42,000 of monies due him. Since fiscal year 2000, due to a lack of working capital, Mr. Miller has accrued salary from time-to-time. See "Item 12."

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

In October 2002, the Company entered into a 15-month employment contract to retain the services of Frederick Berndt as an executive officer. Mr. Berndt is entitled to receive an annual salary of $65,000 plus such bonuses as determined by the Board of Directors of the Company. The Company has the right to terminate the agreement at any time with cause on 30 days prior written notice. Mr. Berndt may terminate the agreement on 30 days prior written notice if the Company fails to re-elect him as an executive officer, any material change in executive's functions, duties and responsibilities, the liquidation or dissolution or transfer of substantially all of the assets into another corporation which would adversely affect executive's position and any material breach of the agreement by the Company. To date, Mr. Berndt has accrued $40,460 of his salary due under his employment contract.

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

DIRECTORS COMPENSATION

When working capital permits, the Company pays its directors who are not also employees of the Company $500 for each meeting attended and will reimburse such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Miller received options and other compensation pursuant to his employment contract as discussed under "Employment Contract." In August 2002, the Company granted each of three director's options to purchase 400,000 shares of Common Stock at an exercise price of $.25 per share. The options have a term of five years and are vested one-third immediately, one-third on August 15, 2003 and the balance on August 15, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2004, certain information with respect to the beneficial ownership of Common Stock and Series A and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.

                                                                                Shares of Series A and B
                                         Shares of                              Preferred
                                         Common Stock                           Stock
                                         Beneficially Owned                     Beneficially Owned
                                         -------------------                    --------------------------
 NAME AND ADDRESS OF
 BENEFICIAL OWNERS(1)(2)                    NUMBER       PERCENT(3)               NUMBER          PERCENT(4)
-------------------------------------------------------------------------------------------------------------

 Duncan Hill, Inc.                        866,000(4)       4.3%                6,100,000(4)         100%

 William L. Miller (5)(8)               3,966,000(8)      19.0                 6,100,000(5)         100%

 Chet Idziszek (6) (7)                    600,000          2.9                      -0-              -0-

 Orin E. Atkins (6)                       400,000          1.9                      -0-              -0-

 Richard DeY Manning (6)                  400,000          1.9                      -0-              -0-

 Frederick Berndt(9)                    3,900,000         18.8                      -0-              -0-

 All five Officers and
 Directors and
 Duncan Hill as a Group (10)            9,556,000         43.2                 6,100,000(5)          100%

 Steven Heard                           4,600,000         22.8                      -0-              -0-

_____________

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

(2) All addresses are c/o The Havana Group, Inc., 7090 Whipple Avenue N.W., North Canton, Ohio 44720.

(3) Calculated based upon 20,207,701 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants and Options, except those required under the attribution rules of the Exchange Act.

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

(5) Mr. Miller may be deemed to beneficially own all Duncan Hill's shares of capital stock based upon his and his wife's 68% controlling interest in Duncan Hill's shares of Common Stock. The table above reflects his controlling interest of 866,000 shares owned by Duncan and 2,700,000 shares of Havana's Common Stock and options and warrants to purchase 400,000 shares of Common Stock, which are directly beneficially owned by him. Mr. Miller by virtue of his beneficial ownership of Common Stock and Preferred Stock has the right to vote 10,066,000 shares of the Company's Voting Stock (exclusive of his 400,000 shares issuable upon exercise of outstanding options and warrants) representing 37.6% of the outstanding Voting Stock of the Company.

(6) Includes options to purchase 400,000 shares of Common Stock.

(7) Does not include 1,000,000 shares of Common Stock which will be issued to a company controlled by him at such time as the first payment is made to Cynthia Holdings Ltd. as described in Item 12.

(8) Mr. Miller has granted Company's securities counsel an option to purchase 100,000 of shares of Common Stock subject to the approval of the Company's Board of Directors. Mr. Miller further agreed that, should Board approval not be forthcoming, Mr. Miller would provide the Common Stock owned by him personally. The exercise price is $.30 per share.

(9) Does not include 325,000 shares owned by his father, Frederick E. Berndt.

(10) Includes options and warrants to purchase 1,600,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 8, 1997, the Company sold 1,100,000 shares of its Series B Preferred Stock to Duncan Hill, Inc. in exchange for Duncan Hill's assumption of $300,000 of indebtedness owing to an affiliate. The holder of each share of Series B Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30 and December 31 commencing with March 31, 1998. All issued and outstanding shares of Series B Preferred Stock are owned by Duncan Hill. No Preferred Stock dividends have been paid as of the filing date of this Form 10-KSB. As of March 31, 2004, accrued and unpaid dividends totaled $687,500.

In November 2001 the Company issued to William Miller, CEO, a secured one-year 5% promissory note for partial payment of wages due in the amount of $150,000. The promissory note is secured by the assets of the Company and remains unpaid as of the filing date of this Form 10-KSB.

In September 2001 the Company entered into an agreement with Equity Securities, Inc, for the performance of certain services. Equity Securities Inc. was paid in the form of a warrant for 500,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrant expires in September 2006.

Agreement with Kids Stuff and Zenvesco
--------------------------------------

In January 2002, our affiliate, Kids Stuff, subleased the remaining office space available at our facility. In April 2002, substantially all of Kids Stuff's assets were assigned to its major secured creditor, Zenvesco, which continues to rent space on a month-to-month basis. Reference is made to Item 2 regarding an arrangement to share our facility lease with Zenvesco, Inc., a company controlled by William L. Miller, Chief Executive Officer of the Company. Our current verbal agreement shares equally the facility expense and related costs, and provides for sharing the overhead expense on a pro-rata basis. Overhead expenses include accounting, data processing, marketing, purchasing, and administration.

Agreement to Acquire Bible Resources, Inc.
------------------------------------------

In July 2002, the Company entered into an Agreement in Principle to acquire 100% of the capital stock of Bible Resources, Inc., a newly formed Nevada corporation, from Frederick C. Berndt and Steven Heard. See Item 1 "Recent Developments"

Revised agreement for Santa Rosa Project at April 30, 2003
----------------------------------------------------------

The Company renegotiated its agreement to acquire an effective 50% interest in the Santa Rosa property and entered into a new agreement (the "Santa Rosa Agreement") on April 30, 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002, (estimated at $1,800,000 as of March 31,2004). See Item 1 "Recent Developments"

Agreement with Elwood Junot, Jr.
--------------------------------

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

Loans from William Miller and Chet Idziszek
-------------------------------------------

In August 2002, the Company borrowed $50,000 from William Miller and $50,000 from Chet Idziszek, who became a director of the Company in August 2002. The $100,000 in loans were necessary to keep the Company in business while it attempted to acquire Bible and secure additional financing, of which there can be no assurances given. As an inducement for these loans, the Company issued 200,000 shares of its Common Stock to each lender. These loans were repayable in 60 days from August 13, 2002, together with interest at the rate of 6% per annum. At the September 23, 2002 meeting of the Board of Directors Mr. Miller and Mr. Idziszek, both of whom are Directors of the Company, agreed to extend the October 13, 2002 due date of the notes to not demand payment until after the Company successfully raises additional financing. Mr. Miller has, in the past loaned money to the Company. As of July 29, 2002, Mr. Miller was owed approximately $267,000 consisting of business expenses, accrued salaries, and an outstanding loan in the amount of $150,000 as described above in paragraph
(iii). Mr. Miller and the Company, subject to approval of the disinterested members of the Board of Directors which was obtained in August 2002, agreed that Mr. Miller had the right to convert all or a portion of his indebtedness at July 29, 2002 into shares of the Company's Common Stock. In this regard, Mr. Miller converted amounts owed to him of $112,500 into 2.5 million shares of the Company's unregistered common Stock in September 2002. Since then, Mr. Miller's affiliated company, Camden Structure, Inc. has loaned an additional $101,000 to the Company to finance its continuing operations and Mr. Miller has continued to accrue a portion of his salary. As of December 31, 2003, Mr. Miller and affiliates were owed on demand approximately $558,000 for cash loans and accrued salary.

Agreement with Douglas C. Furth and Nathan D. Zegura
----------------------------------------------------

As described herein, in September 2001, the Company issued a Equity Securities, Inc., an advisor to the Company, a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. Subsequent to the issuance of this warrant, Douglas C. Furth purchased this warrant and sought to provide services to the Company. Previously, on May 8, 2003, Douglas C. Furth and Nathan D. Zegura, each loaned the Company $5,000. Said loans were repayable by the Company from proceeds of a sale of Securities.

On November 17, 2003, the Consultants submitted an offer of settlement to the Company to resolve certain disputes that have arisen between them and the Company, to retire the $10,000 loan made to the Company by the consultants and to repurchase the warrants to purchase 500,000 shares. The offer of settlement agreement was executed in February 2004 by the Company and $15,000 has been paid pursuant to said agreement.

Agreement with Castle Rock Resources, Inc.
------------------------------------------

In July 2003, the Company entered into an agreement with Castle Rock Resources, Inc. The agreement commenced on July 21, 2003 and expires on July 21, 2006. Pursuant to this agreement, Castle Rock will provide consulting and related services to assist the Company in locating oil and gas properties and provide the non-exclusive services of certain named persons, including, without limitation, E. Jamie Schloss, who will be available to propose oil and gas properties to the Company for drilling. The agreement provides the Company with a 30 day right of first refusal on each prospect property. In consideration for Castle Rock entering into the consulting agreement and the right of first refusal referenced therein, Castle Rock received options to purchase 400,000 shares of the Company's unrestricted Common Stock at $.25 per share. Castle Rock is also entitled to receive a fee of $5,000 per month on all wells which are proposed by Castle Rock and drilled by the Company as a management fee for overseeing operations of the well and making all distributions to the partners in these wells. Castle Rock is entitled to reimbursement of certain expenses and will receive a 10% finder's fee on all cash raised by Castle Rock on behalf of the Company. The finder's fee is payable in cash or stock at Castle Rock's option. If said option is exercised by Castle Rock (or the Company believes it intends to exercise said option), the Company would have to file a registration statement to register the resale of the underlying options in order to substantially meet its commitment of unrestricted Common Stock to be delivered upon the exercise of options.

Agreement with Steven Heard
---------------------------

Steven Heard is a principal stockholder of the Company. Since July 2003, the Company has a verbal agreement with Mr. Heard to pay him a 10% finder's fee on all monies raised by the Company in which he was directly responsible for assisting the Company in raising such capital. To date, the Company has paid Mr. Heard an aggregate of $29,600 under said agreement.

Trademark Applications - Settlement Agreement
---------------------------------------------

The Company filed certain trademark applications for the mark "Zigarette" and "Zigarettes" for "cigarette making machines for packing cigarette tobacco into cigarette tubes." In July and September, 2003, the Company entered into settlement agreements with two parties pursuant to which the Company agreed to abandon their trademark applications and execute certain trademark assignments for a total of approximately $40,000. The Company received approximately $22,000 before payment of all applicable legal fees and trademark filing costs.

Agreement with Financial Advisor
--------------------------------

On August 19, 2003, the Company entered into an agreement with a Jersey City, New Jersey based brokerage firm and member of the National Association of Securities Dealers, Inc. to act as financial advisor, investment banker and placement agent (the "advisor") in an attempt to raise up to $7,500,000( currently $6,400,000)for the Company. The agreement was for a term of six months and would be extended for up to an additional 60 days if substantial progress had been made in the Company's fund raising efforts pursuant to said agreement. To date, no monies have been raised pursuant to this agreement and the Company is working with the advisor to prepare a private placement offering of the Company's Common Stock at a price that will depend on the market conditions of the Company at the time of the completion of said memorandum. The agreement calls for the advisor to receive a monthly fee of $7,500 and certain commissions and advisory fees payable in cash and in warrants. As of the filing date of this Form 10-KSB, the Company is also seeking to raise financing from the sale of its restricted Common Stock outside of the efforts of this advisor. The Company has accrued several months of consulting fees payable to the advisor and it is currently re-evaluating whether or not to continue its relationship with the advisor.

Product Liability through Duncan Hill, Inc.
-------------------------------------------

There is a possibility that someone could claim personal injury or property damage resulting from the use of products purchased from the Company. As a seller of tobacco products, the Company is exposed to potential liability. Since 1990, an affiliated company, Duncan Hill, Inc., has maintained, for itself and its subsidiaries (including the Company), product liability insurance. Currently, the amount of coverage is $1 million per occurrence and $2 million in the aggregate. The policies are for a period of two years and are currently in effect through September 17, 2004.

Loans made by Non-Affiliated Persons
------------------------------------

Douglas D. Carli made loans of $15,000 and $10,000 to the Company on January 27, 2003 and May 5, 2003, respectively. In May 2003, the Company combined the two promissory notes and issued a single promissory note of $25,000. The newly issued promissory note was due January 31, 2004 with interest at the rate of 10% per annum. The two promissory notes previously issued were canceled accordingly. The foregoing loans are in default and are payable upon demand.

On March 31 and June 27, 2003, the Company borrowed $20,000 and $10,000, respectively, from Windows of Heaven. In June 2003, the Company combined the two promissory notes and issued a single promissory note of $30,000. The newly issued promissory note was due January 31, 2004 with interest at the rate of 6% per annum. The two promissory notes previously issued were canceled accordingly. Further, a total of 120,000 shares of the Company's Common Stock were issuable to the lender upon completion of the loan agreement. The foregoing loans are in default and are payable upon demand.

On July 14, 2003, Robert A. Harmelink loaned the Company $16,000 and is entitled to receive 42,700 shares of the Company's Common Stock. The loan was due January 31, 2004 together with interest at the rate of 6% per annum.

Sale of Common Stock to Non-Affiliated Persons
----------------------------------------------

In July 2003, the Company sold 1,366,667 shares at a purchase price of $.15 per share to three non-affiliated persons. In December 2003, the Company sold 500,000 shares of its Common Stock to one non-affiliated person at a purchase price of $.10 per share. In the first quarter of 2004, the Company sold 1,123,334 shares of its Common Stock to nine non-affiliated persons at a purchase price of $.15 per share.

OTHER TRANSACTIONS

In the third quarter of 2002, the Company issued 50,000 shares of its Common Stock for legal services rendered in lieu of the payment of cash.

In August 2002, the Company's Board of Directors was expanded to four members and included William Miller, Chief Executive Officer, and three new directors namely, Chet Idziszek, Orin Atkins and Richard DeY Manning. John Cobb and Clark
D. Swisher resigned from the Board to pursue other business interests. The Company deemed all of Cobb and Swisher's 30,000 options exercisable at $.4044 per share held by each to be fully vested. Five year options to purchase 400,000 shares at $.25 per share were granted to each new board member with a vesting schedule of 150,000 on the date of grant, 125,000 shares in August 2003 and 125,000 shares in August 2004 with 100% vesting to occur when the Company has pre-tax profits of $500,000 in any calendar year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

a). All Exhibits have been previously filed herewith in connection with Form SB-2 Registration Statement, file No. 333-45863 unless otherwise noted.

         2.0  Certificate of Merger (Ohio)

         2.1  Certificate of Merger (Delaware)

         3.0  Certificate of Incorporation

         3.1 Form of Amendment to Certificate of Incorporation approved by stockholders on October 28, 2002 - (this exhibit is incorporated by reference to the Registrant's proxy statement filed in October 2002.

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

         10.5 Amendment to Mr. Miller's Employment Agreement(5)

         10.6 Regulation S Stock Purchase Agreement, dated as of April 29, 2003 between Havana Group, Inc., and Ischian Holdings, Ltd, a British Virgin Islands.

         10.7. Employment Agreement - Elwood Junot (3)

         10.8 Agreement with Frederick Berndt(5)

         11.0 Earnings per share -See Consolidated condensed statement of losses

         14.1 Code of Ethics*

         21.0 Subsidiaries of Registrant (4)

         31.1 Chief Executive Officer and Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

         32.1 Chief Executive Officer and Chief Financial Officer Section 1350 Certification *
-----------

*Filed herewith

(1) Incorporated by reference from the Issuer's Form 10-KSB for its fiscal year ended December 31, 1999.
(2) Incorporated by reference to Exhibit 2 contained in the Registrant's Form 8-K dated September 23, 2002 - date of earliest event.
(3) Incorporated by reference to Exhibit 10.1 contained in the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission on August 27, 2002.
(4) Bible Resources, Inc., a Nevada corporation, and Monarch Pipe Company, a Oklahoma corporation, are the only active subsidiaries of the Registrant at December 31, 2002. Phillips & King International, Inc., a California corporation discontinued operations in March 2002. All of the foregoing corporations are wholly-owned subsidiaries.
(5) Incorporated by reference to the Company's Form 10-KSB for its fiscal year ended December 31, 2002.

(b) Reports on Form 8-K

During the three months ended December 31, 2003, there were no reports filed or required to be filed on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

       ------------------------ ------------------- ------------------
                                 DECEMBER 31, 2003  DECEMBER 31, 2002
       ------------------------ ------------------- ------------------
       1.  Audit Fees              $  46,592           $  73,812
       ------------------------ ------------------- ------------------
       2.  Audit Related Fees             --                  --
       ------------------------ ------------------- ------------------
       3.  Tax Fees                       --                  --
       ------------------------ ------------------- ------------------
       4.  All Other Fees                 --                  --
       ------------------------ ------------------- ------------------
            Total Fees             $  46,592           $  73,812
       ------------------------ ------------------- ------------------

         Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

         Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

         Prior to the Company's engagement of its independent auditor, such engagement was approved by the Company's Board of Directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to report to the Company's audit committee (or Board of Directors if no audit committee is established) at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee (or Board of Directors if no audit committee is established) may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2003, were approved by the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HAVANA GROUP, INC.

By: /s/ William L. Miller
    ------------------------------------------
    William L. Miller, Chief Executive Officer

Dated: Canton, Ohio
April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                               Titles                                      Date
-----------                              ------                                      ----
/s/William L. Miller                     Chairman of the Board,                    April 14, 2004
---------------------------              Chief Executive Officer,
William L. Miller                        Principal Financial Officer,
                                         Treasurer and Secretary

/s/ Frederick C. Berndt                  Vice President, Director                  April 14, 2004
---------------------------
Frederick C. Berndt

/s/ Richard DeY Manning                  Director                                  April 14, 2004
---------------------------
Richard DeY Manning

/s/ Chet Idziszek                        Director                                  April 14, 2004
---------------------------
Chet Idziszek

/s/ Orin E. Atkins                       Director                                  April 14, 2004
---------------------------
Orin E. Atkins
