Form 10QSB
period 2004-03-31
HAVANA GROUP INC
filed 2004-05-17
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

                  Registrant's telephone number: (330) 244-9720

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

As of May 13, 2004, the Registrant had 21,434,974 shares of common stock issued and outstanding and 6,100,000 shares of Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             THE HAVANA GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                     March 31, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Losses:
                     Three Months Ended March 31, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows:
                     Three Months Ended March 31, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements
                     March 31, 2004

         Item 2.  Management Discussion and Analysis

         Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                             THE HAVANA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS                                                     (Unaudited)      (Audited)
                                                            March 31,     December 31,
                                                              2004            2003
                                                           ------------   ------------
Current assets:
Cash and cash equivalents                                  $     5,432    $     9,135
                                                           ------------   ------------
Total current assets                                             5,432          9,135

Assets of discontinued operations (Note B)                      50,139         65,742
Restricted cash (Note C)                                         4,200          4,200

Total Assets                                               $    59,771    $    79,077
                                                           ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                   $   332,690    $   290,849
Notes payable - officers and directors (Note D)                250,000        250,000
Notes payable (Note D)                                          35,000         35,000
Notes payable with non-detachable securities, net
  Note D)                                                       46,000         40,950
Due to affiliates                                              324,318        366,146
                                                           ------------   ------------
Total current liabilities                                      988,008        982,945

Net liabilities of discontinued operations (Note B)            281,475        276,519

Commitment and contingencies                                        --             --

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share;
  10,000,000 shares authorized:
Series A - 5,000,000 shares issued and outstanding
  at March 31, 2004 and December 31, 2003 (Note E)               5,000          5,000
Series B - 1,100,000 shares issued and outstanding at
  March 31, 2004 and December 31, 2003 (aggregate
  liquidation preference, including dividends in
  arrears, totaling $687,500 as of March 31, 2004)
  (Note E)                                                       1,100          1,100
Common stock, par value $.001 per share; 75,000,000
  shares authorized; 19,978,334 and 18,421,667 shares
  issued and outstanding at March 31, 2004 and December
  31, 2003, respectively (Note E)                               19,978         18,422
Common stock subscription (Note E)                              10,000         50,000
Additional paid-in capital                                   8,242,349      8,035,406
Accumulated deficit                                         (9,488,139)    (9,290,315)
                                                           ------------   ------------
Total deficiency in stockholders' equity                    (1,209,712)    (1,180,387)
                                                           ------------   ------------
Total liabilities and deficiency in stockholders' equity   $    59,771    $    79,077
                                                           ============   ============

 See accompanying notes to unaudited condensed consolidated financial statements

                             THE HAVANA GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

                                                          For the three months
                                                            ended March 31,
                                                      -----------------------------
                                                          2004             2003
                                                      -------------   -------------
Operating expenses:
Selling, general and administrative expenses               169,472          63,251
Depreciation and amortization                                   --           1,949
                                                      -------------   -------------
Total operating expense                                    169,472          65,200

Loss from operations                                      (169,472)        (65,200)

Interest expense                                            (9,990)         (3,375)
                                                      -------------   -------------

Loss from continuing operations, before income
  taxes and discontinued operations                       (179,462)        (68,575)

Provision for income taxes                                      --              --
                                                      -------------   -------------
Loss from continuing operations, before
  discontinued operations                                 (179,462)        (68,575)
Loss from discontinued operations                          (18,362)       (132,299)

Net loss                                              $   (197,824)   $   (200,874)
                                                      =============   =============

Preferred stock dividends                                  (27,500)        (27,500)
Loss available to common stockholders                     (225,324)       (228,374)

Loss per common share (basic and assuming dilution)   $      (0.01)   $      (0.01)
                                                      =============   =============
Continuing operations                                 $      (0.01)   $      (0.00)
                                                      =============   =============
Discontinued operations                               $      (0.00)   $      (0.01)
                                                      =============   =============

Weighted average shares outstanding                     19,549,667      16,845,000

 See accompanying notes to unaudited condensed consolidated financial statements

                             THE HAVANA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the three months
                                                               ended March 31,
                                                             2004          2003
                                                           ----------   ----------
Cash flows from operating activities:
Net loss from continuing operations                        $(179,462)   $ (68,575)
Loss from discontinued operations                            (18,362)    (132,299)
Gain on sale of business segment
Adjustments to reconcile net loss to net
  cash (used in) operating activities:
Depreciation and amortization                                 15,602       22,515
Common stock issued in exchange for services                      --       12,000
Interest on notes payable to officers                             --        3,375
Amortization of debt discount (Note D)                         5,050           --
(Increase) decrease in:
Accounts receivable                                               --        1,029
Prepaid expenses and other assets                                 --       (8,456)
Increase (decrease) in:
Accounts payable and accrued liabilities                      41,840       16,895
Liabilities of discontinued operations                         4,956           --
Customer advances and credit                                      --      (15,013)
Deferred revenue                                                  --           --
                                                           ----------   ----------
Net cash (used in) operating activities                     (130,376)    (168,529)

Cash flows from financing activities:
Due to affiliates                                            (41,827)     116,972
Proceeds from sale of stock and stock subscription,
  net of costs and fees (Note E)                             168,500           --
Proceeds from notes payable, net                                  --       35,000
                                                           ----------   ----------
Net cash provided by financing activities                    126,673      151,972

Net decrease in cash and cash equivalents                     (3,703)     (16,557)
Cash and cash equivalents at the beginning of the period       9,135       18,933
                                                           ----------   ----------
Cash and cash equivalents at the end the period            $   5,432    $   2,376
                                                           ==========   ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                     $      --    $      --
Cash paid during the year for taxes                               --           --

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued for services                                  --       12,000
Subscription receivable for common stock issued                   --       24,000

 See accompanying notes to unaudited condensed consolidated financial statements

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The condensed consolidated financial statements include the accounts of The Havana Group, Inc. and its wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Bible Resources Inc. ("Bible"), collectively the "Company". All significant inter company accounts and transactions have been eliminated in consolidation.

In January, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets in fiscal year 2004. (See Note B).

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows.

                                                               For the three month
                                                                 ended March 31,
                                                             -----------------------
                                                               2004          2003
                                                             ----------   ----------
Net loss - as reported                                       $(197,824)   $(200,874)
Add: Total stock based employee compensation expense
  as reported under intrinsic value method (APB. No. 25)            --           --
Deduct: Total stock based employee compensation expense
  as reported under fair value based method (SFAS No. 123)          --           --
                                                             ----------   ----------
Net loss - Pro Forma                                         $(197,824)   $(200,874)
Net loss attributable to common stockholders - Pro forma     $(225,324)   $(228,374)
Basic (and assuming dilution) loss per share - as reported   $   (0.01)   $   (0.01)
Basic (and assuming dilution) loss per share - Pro forma     $   (0.01)   $   (0.01)

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - DISCONTINUED OPERATIONS

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered products to consumers through its "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets in the fiscal year 2004. The following summarizes the assets and liabilities of discontinued operations as on March 31, 2004 and December 31, 2003:

                                                      March 31,    December 31,
                                                        2004           2003
                                                     ----------     ----------
Assets:
Accounts Receivable, Total                           $   3,920      $   3,920
Allowance for Doubtful Accts                            (1,320)        (1,320)
Leasehold Improvements                                      --             --
Furniture & Fixtures                                    21,275         21,275
Data Processing Equipment                               62,533         62,533
Web Site Development                                   111,324        111,324
Accumulated Depreciation                              (189,343)      (184,851)
Trademark                                               17,949         17,949
Artwork                                                 35,914         35,914
Mailing List                                           889,000        889,000
Accumulated Amortization                              (901,113)      (890,002)
                                                     ----------     ----------
Total Assets                                         $  50,139      $  65,742
                                                     ==========     ==========

Liabilities:
Customer Advances & Credits                          $   3,484      $   7,648
Accounts payable and accrued liabilities               249,934        240,814
Deferred Income                                         28,057         28,057
                                                     ----------     ----------
Total Liabilities                                    $ 281,475      $ 276,519
                                                     ==========     ==========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the periods ended March 31, 2004 and 2003 were:

                                                       2004            2003
                                                     ----------     ----------
Revenue                                              $ 117,782      $ 111,846
Expenses                                               (99,420)      (244,145)
                                                     ----------     ----------
Net (Loss)                                           $ (18,362)     $(132,299)
                                                     ==========     ==========

Depreciation and amortization expense included in expenses of discontinued operations amounted to $15,603 and $20,566 for the periods ended March 31, 2004 and 2003, respectively.

NOTE C - RESTRICTED CASH

Restricted cash at March 31, 2004 and December 31, 2003 represents cash held in an escrow bank account for estimated tobacco taxes due to the State of Ohio under Master Settlement Agreement (MSA). There is no termination of the escrow until liabilities are defined and settled.

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE

Notes Payable to Officers and Directors
---------------------------------------

Notes payable to officers and directors at March 31, 2004 and December 31, 2003 are as follows:

                                                            March      December
                                                          31, 2004     31, 2003
                                                         ----------   ----------
5% note payable to Company officer, principal and
  accrued interest payable on or before December
  2002; secured by Company assets. The Company is
  currently in default under the terms of the note       $ 150,000    $ 150,000
6% note payable to Company officer, principal and
  accrued interest payable on or before October
  2002; unsecured. The Company is currently in
  default under the terms of the note                       50,000       50,000
6% note payable to Company director, principal
  and accrued interest payable on or before October
  2002; unsecured. The Company is currently in
  default under the terms of the note                       50,000       50,000
                                                         ----------   ----------
                                                           250,000      250,000
Less: current portion                                     (250,000)    (250,000)
                                                         ----------   ----------
Note payable - long term                                 $      --    $      --
                                                         ==========   ==========

Notes Payable to Third Parties
------------------------------

Notes payable to investors at March 31, 2004 and December 31, 2003 are as follows:

                                                            March      December
                                                          31, 2004     31, 2003
                                                         ----------   ----------

10% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured.  The Company is currently in
  default under the terms of the note                    $  25,000    $  25,000
10% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured.  The Company is currently in
  default under the terms of the note                        5,000        5,000
10% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured.  The Company is currently in
  default under the terms of the note                        5,000        5,000
                                                         ----------   ----------
                                                            35,000       35,000
Less: current portion                                      (35,000)     (35,000)
                                                         ----------   ----------
Note payable - long term                                 $      --    $      --
                                                         ==========   ==========

Notes Payable with Non-detachable Securities
--------------------------------------------

Notes payable with non-detachable securities at March 31, 2004 and December 31, 2003 are as follows:

                                                            March      December
                                                          31, 2004     31, 2003
                                                         ----------   ----------
6% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured. The Company shall also
  distribute 120,000 shares of its common stock
  to the noteholder upon the Note's maturity in
  January 2004.  The Company is currently in
  default under the terms of the note                    $  30,000    $  30,000
Debt Discount - value of securities attached to
  note payable, net of accumulated amortization of
  $20,400 and $17,512 at March 31, 2004 and December
  31, 2003, respectively                                        --       (2,888)
                                                         ----------   ----------
                                                            30,000       27,112

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (CONTINUED)

Notes Payable with Non-detachable Securities (Continued)
--------------------------------------------------------

                                                            March      December
                                                          31, 2004     31, 2003
                                                         ----------   ----------
                                         (Continued)
6% note payable to an investor, principal and
  accrued interest payable on or before January
  2004; unsecured. The Company shall also distribute
  42,700 shares of its common stock to the
  noteholder upon the Note's maturity in January
  2004. The Company is currently in default under
  the terms of the note                                     16,000       16,000
Debt Discount - value of securities attached to note
  payable, net of accumulated amortization of
  $14,091 and $11,929 at March 31, 2004 and December
  31, 2003, respectively                                        --       (2,162)
                                                         ----------   ----------
                                                            16,000       13,838
Total                                                       46,000       40,950
Less: current portion                                      (46,000)     (40,950)
                                                         ----------   ----------
Note payable - long term                                 $      --    $      --
                                                         ==========   ==========

The Company accounted for the notes payable and common stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The Company recognized the portion of the proceeds allocated to the securities in the amount of $34,491 to additional paid-in capital and a discount against the notes payable. The debt discount attributed to the value of the securities to be issued is amortized over the notes payable's maturity period as interest expense. The Company amortized the debt discount attributed to the securities to be issued and recorded non-cash interest expense of $5,050 and $29,441 for the period ended March 31, 2004 and the year ended December 31, 2003, respectively.

NOTE E - CAPITAL STOCK

Common Stock
------------

On October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares,$0.001 par value. The number of authorized preferred shares remained unchanged. As of March 31, 2004 and December 31, 2003, the Company has 19,978,334 and 18,421,667 shares of common stock issued and outstanding.

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

During the period ended March 31, 2004, the Company issued an aggregate of 1,056,667 shares of common stock valued at $.15 per share to investors in exchange for $158,500 of cash, net of costs and fees. The Company also received $10,000 from an investor for 66,667 shares of common stock subscribed at $.15 per share. Additionally, the Company issued 500,000 shares of its common stock to an investor for common stock subscribed at $.10 per share in December 2003.

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

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK (CONTINUED)

Series A Preferred Stock (Continued)
------------------------------------

The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

Series B Preferred Stock
------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc.,an entity controlled by the Company's Chief Executive Officer. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the period ended March 31, 2004 and 2003 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.625 per share or $687,500 in the aggregate at March 31, 2004.

The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

NOTE F - WARRANTS AND STOCK OPTIONS

Class A Warrants
----------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2004.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
        $ 6.00             200,000                3.67                 $ 6.00         200,000         $ 6.00
          0.10             500,000                2.50                   0.10         500,000           0.10
                           -------                ----                 ------         -------         ------
                           700,000                2.83                 $ 1.79         700,000         $ 1.79
                           =======                ====                 ======         =======         ======

Transactions involving the Company's warrant issuance are summarized as follows:

                                                    Number of   Weighted Average
                                                      Shares     Price Per Share
       Outstanding at January 1, 2002                3,358,000     $   4.53
          Granted                                           --           --
          Exercised                                         --           --
          Canceled or expired                               --           --
                                                    -----------    ---------
       Outstanding at December 31, 2002              3,358,000     $   4.53
          Granted                                           --           --
          Exercised                                         --           --
          Canceled or expired                       (2,658,000)        5.25
                                                    -----------    ---------
       Outstanding at December 31, 2003                700,000     $   1.79
                                                    ===========    =========
          Granted                                           --           --
          Exercised                                         --           --
          Canceled or expired                               --           --
                                                    -----------    ---------
       Outstanding at March 31, 2004                   700,000     $   1.79
                                                    ===========    =========

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (CONTINUED)

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2004.

                                Options Outstanding                                    Options Exercisable
                                -------------------                                    -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
       $   3.50             80,000               4.67                $  3.50            80,000        $  3.50
         0.4044             60,000               1.00                 0.4044            60,000         0.4044
         0.4044            200,000               6.67                 0.4044           200,000         0.4044
           0.25          1,200,000               3.42                   0.25           825,000           0.25
           0.25            400,000               2.33                   0.25           400,000           0.25
                         ---------               ----               --------         ---------        -------
                         1,940,000               3.50               $   0.40         1,565,000        $  0.44
                         =========               ====               ========         =========        =======

Transactions involving the Company's options issuance are summarized as follows:

                                                    Number of   Weighted Average
                                                      Shares     Price Per Share
                                                   -----------       ---------

       Outstanding at January 1, 2002                 340,000        $   1.13
          Granted                                   1,500,000            0.22
          Exercised                                   (60,000)           0.10
          Canceled or expired                              --              --
                                                   -----------       ---------
       Outstanding at December 31, 2002             1,780,000        $   0.40
          Granted                                     400,000            0.25
          Exercised                                  (240,000)           0.10
          Canceled or expired                              --              --
                                                   -----------       ---------
       Outstanding at December 31, 2003             1,940,000        $   0.40
                                                   ===========       =========
          Granted                                          --              --
          Exercised                                        --              --
          Canceled or expired                              --              --
                                                   -----------       ---------
       Outstanding at March 31, 2004                1,940,000        $   0.40
                                                   ===========       =========

The Company did not grant any stock options and warrants to employees during the period ended March 31, 2004 and 2003. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(197,824) and $(.01) for the period ended March 31, 2004 and $(200,874) and $(0.01) for the period ended March 31, 2003, respectively. The Company did not grant any stock options or warrants to consultants and no options or warrants were vested during the period ended March 31, 2004 and 2003. The Company charged no expense to operations in connection with stock options and warrants transactions during the periods ended March 31, 2004 and 2003.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
2003
----

Total losses from discontinued operations for the three month period ended March 31, 2004 were $18,362, a decrease of 86.1% from the losses from discontinued operations experienced in the three month period ended March 31, 2003. Losses in 2003 were increased by a loss from current operations of $179,462, which increased the overall loss in 2003 to $197,824. Losses from continuing operations consisted of wages, legal and professional fees, accounting and audit fees, travel and entertainment expense, and office expenses. The loss per common share was $0.01 in 2004, compared with a loss of $0.01 per share in 2003. There were 19,549,667 weighted average shares outstanding in 2004 and 16,845,000 weighted average shares outstanding in 2003.

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations. In 2003, the Company incurred a loss from discontinued operations of $132,299 Although the Company has discontinued marketing its tobacco and related business effective December 31, 2003, it continues to conduct liquidating sales and while performing these liquidating activities, it continues to fill merchandise orders received over its internet website and through the telephone.

AGREEMENT WITH AFFILIATED COMPANY

We have a verbal agreement with Zenvesco, Inc., a company controlled by William
L. Miller, Chief Executive Officer of the Company. Pursuant to this agreement, we share equally with Zenvesco the facility expenses and related costs, and provide for sharing of overhead expenses on a pro rata basis. Overhead expenses include accounting, data processing, marketing, purchasing and administration.

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

Bible's agreement to acquire an effective 50% interest in the Santa Rosa property through its agreement with Cynthia Holdings required it to make payment of $1,400,000 in four quarterly payments, which payments were subsequently not made. Its agreement with Cynthia was such that if payments were made, but less than $1,400,000 was paid, Bible would have forfeited its entire ownership interest in Cynthia and its effective interest in the Santa Rosa property. Having failed to raise money for this investment, the Company renegotiated the agreement and entered into a new agreement (the "New Agreement") in April 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002 (estimated at $1,800,000 at March 31, 2004. In May 2004, the Company paid Cynthia $600,000 towards its initial investment requirement of $1,800,000.

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

In order for the Company to acquire its 50% ownership interest in Cynthia, it will require additional financing from the private sale of its unregistered securities. Further, if the Company is successful in acquiring its 50% ownership interest, of which there can be no assurances given, the Company will require substantial continued financing to pay for its share of the drilling operations of the Santa Rosa property and its share of other operational costs on an indefinite basis. The exploration for oil and gas is usually conducted by major companies with extensive financial resources and experience that are much greater than the Company. Companies involved in the oil and gas exploration can often lose tremendous amounts of money in unsuccessful drilling operations. There can be no assurances given that the Company's oil and gas exploration plans will be successfully realized or that it will be able to raise sufficient funds from time-to-time on terms satisfactory to the Company, if at all. Even if successful, these plans are likely to lead to substantial dilution of the Company's stockholder interest.

Agreement with Financial Advisor
--------------------------------

On August 19, 2003, the Company entered into an agreement with a Jersey City, New Jersey based brokerage firm and member of the National Association of Securities Dealers, Inc. to act as financial advisor, investment banker and placement agent (the "advisor") in an attempt to raise up to $7,500,000 (currently $6,400,000)for the Company. The agreement was for a term of six months and would be extended for up to an additional 60 days if substantial progress had been made in the Company's fund raising efforts pursuant to said agreement. To date, no monies have been raised pursuant to this agreement and the Company is working with the advisor to prepare a private placement offering of the Company's Common Stock at a price that will depend on the market conditions of the Company at the time of the completion of said memorandum. The agreement calls for the advisor to receive a monthly fee of $7,500 and certain commissions and advisory fees payable in cash and in warrants. As of the filing date of this Form 10-QSB, the Company is also seeking to raise financing from the sale of its restricted Common Stock outside of the efforts of this advisor. The Company has accrued several months of consulting fees payable to the advisor and it is currently re-evaluating whether or not to continue its relationship with the advisor.

PLANS OF FINANCING

Between January 1, 2003 and May 12, 2004, the Company sold or issued the following unregistered securities:


                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET
                                                 PRICE OR CONVERTIBLE                           IF OPTION, WARRANT
                                  DOLLAR         SECURITY, AFFORDED TO                          OR CONVERTIBLE
                                  AMOUNT OF      PURCHASERS                EXEMPTION FROM       SECURITY, TERMS OF
DATE OF SALE                      NUMBER SOLD                              REGISTRATION         EXERCISE OR
              TITLE OF SECURITY                                            CLAIMED              CONVERSION
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
1/27/03       Promissory Note          $15,000   Cash received; no         Section 4(2)                  (1)
                                                 commissions paid
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
3/31/03       Promissory Note          $20,000   Cash received; no         This stock option             (2)
                                                 commissions paid          plan was
                                                                           registered on a
                                                                           Form S-8
                                                                           Registration
                                                                           Statement in April
                                                                           2003.
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/5/03        Promissory Note          $10,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commission paid           506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
6/27/03       Promissory Note          $10,000   Cash received; no         Regulation D, Rule          (1)(3)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
7/14/03       Promissory Note          $16,000   Cash received; no         Regulation D, Rule            (4)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Third         Common Stock            $205,000   1,366,667 shares sold;    Regulation D, Rule            (4)
Quarter                                          no commissions paid       506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Fourth        Common Stock             $50,000   500,000 shares sold; no   Regulation D, Rule            N/A
Quarter                                          commissions paid          506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
First         Common Stock            $168,500   1,123,334 shares sold;    Regulation D, Rule            N/A
Quarter                                          $15,000  commissions      506; and/or
2004                                             paid                      Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
4/1/04 -      Common Stock            $860,000   1,327,273 shares sold;    Regulation D, Rule            N/A
5/13/04                                          $78,000 commissions paid  506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------

(1) The Note was due January 31, 2004 with interest at the rate of 10% per annum. The principal and accrued interest thereon is convertible at $.15 per share.
(2) The 6% Note is not convertible. However, 80,000 shares were to be issued in connection with this loan. As of the filing date of this form 10-KQB, these shares have not been issued
(3) The 6% Note is not convertible. However, 40,000 shares were to be issued in connection with this loan. As of the filing date of this form 10-QSB, these shares have not been issued.
(4) The 6% Note is not convertible. However, 42,700 shares were to be issued as an inducement for this loan. As of the filing date of this form 10-QSB, these shares have not been issued.

As of the filing date of this Form 10-QSB, the Company has in the past successfully raised sufficient funds to keep it as a going concern. However, it has not raised sufficient funds to make payment of an estimated $1,800,000 to Cynthia Holdings or an additional $1,600,000 to finance the estimated initial drilling costs of the Santa Rosa property. The Company is seeking to raise the necessary financing to complete its obligations to Cynthia Holdings, to retire its outstanding indebtedness and for working capital. There can be no assurances given that these efforts will be successful and that the Company will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 the Company had a deficit in working capital of $982,576, compared with a deficit of $973,810 at December 31, 2003. The increase in working capital deficit was primarily due to an increase in accounts payable and accrued expenses.

Current liabilities consist of accounts payable of $332,690, notes payable of $331,000, and $324,318 due to affiliates. The company had net liabilities of discontinued operations of $281,475 for the period ended March 31, 2004. Cash used in operating activities was $130,376, offset primarily through financing of $168,500 from issuance of private placement common stock.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2003 form 10-KSB that the Company has incurred operating losses in the past years, and that the Company is dependant upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about Company's ability to continue as a going Concern.

Our Company is seeking to obtain public or private financing. In the event the Company does raise equity financing, the low price of our common stock may cause a change of control and require the Company to issue up to all its remaining authorized but unissued common stock. No assurances can be given that the Company will obtain additional financing on terms satisfactory to the Company, if at all.

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

    o As described herein, the Company needs significant cash to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina and to finance its intended operations. Such financing may not be available to the Company on terms satisfactory to it, if at all, or insufficient quantity to meet its requirements.

    o The Company needs to settle its outstanding debt. It will require significant cash to accomplish this. It is possible that debt holders may accept a substantial equity interest in the Company at a cost of further dilution to stockholders. A combination of cash and/or stock may also be offered to debt holders.

    o An investment in a company such as Cynthia Holdings could cause the Company to become subject to government regulations promulgated by various local, state and Federal government agencies such as the Investment Act of 1940, as amended The Company may become subject to the Investment Company Act of 1940 and be required to dispose of its interest in Cynthia within a period of one year.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer, President And Chief financial officer, have evaluated within 90 days prior to the filing of This quarterly report, the effectiveness of the design , maintenance and operation of The Company's disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.

    (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.

    (c) See "Plan of Financing" under "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a description of the sale of unregistered securities in the first quarter of 2004.

    (d)  Rule 463 of the Securities Act is not applicable to the Company.

    (e) In the first quarter ended March 31, 2004 there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the first quarter of March 31, 2004, there were no matters submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

Reference is made to the disclosures contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2003. Other than as disclosed in the annual report filed with the Securities and Exchange Commission in April 2004, there is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

A list of all required exhibits and references to where those exhibits can be located is contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2003 in Item 13 thereof. Except as listed below, there are no new exhibits filed or required to be filed in this Form 10-QSB.

11.0     Earnings per share - See Consolidated condensed statement of losses
31.1 Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

______________
* Filed herewith.

(b) No Form 8-K's were filed or required to be filed during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC

DATED:  MAY 17, 2004                  BY: /S/ WILLIAM L. MILLER
                                          --------------------------------
                                          WILLIAM L. MILLER, CEO & CFO