Form 10QSB
period 2004-06-30
HAVANA GROUP INC
filed 2004-08-23
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

As of August 23, 2004, the Registrant had 21,534,974 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             THE HAVANA GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2004

                                Table of Contents




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           June 30, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Losses:
                           Three and Six Months Ended June 30, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows:
                           Six Months Ended June 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements
                           June 30, 2004

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

                        Item 1.  Financial Statements (Unaudited)

                                            THE HAVANA GROUP, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


 ASSETS                                                                        (Unaudited)
                                                                              June 30, 2004    December 31, 2003
                                                                              -------------    -----------------
 Current assets:
 Cash and cash equivalents                                                     $    20,855       $     9,135
                                                                               ------------      ------------
 Total current assets                                                               20,855             9,135

 Restricted cash (Note C)                                                            4,200             4,200

 Other assets:
 Contract deposits (Note G)                                                        625,000                --

 Assets of discontinued operations (Note B)                                         35,927            65,742

 Total Assets                                                                  $   685,982       $    79,077
                                                                               ============      ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities                                      $   344,068       $   290,849
 Notes payable - officers and directors (Note D)                                   250,000           250,000
 Notes payable (Note D)                                                             35,000            35,000
 Notes payable with non-detachable securities, net
 (Note D)                                                                           46,000            40,950
 Due to affiliates                                                                 334,660           366,146
                                                                               ------------      ------------
 Total current liabilities                                                       1,009,728           982,945

 Net liabilities of discontinued operations (Note B)                               262,183           276,519

 Commitment and contingencies                                                           --                --

 Deficiency in stockholders' equity:
 Preferred stock, par value $.001 per share;
   10,000,000 shares authorized:
 Series A - 5,000,000 shares issued and outstanding at June 30,
   2004 and December 31, 2003 (Note E)                                               5,000             5,000
 Series B - 1,100,000 shares issued and outstanding at
   June 30, 2004 and December 31, 2003 (aggregate liquidation preference, including dividends in arrears, totaling $715,000 as of June 30, 2004)
   (Note E)                                                                          1,100             1,100
 Common stock, par value $.001 per share; 75,000,000
   shares authorized; 21,534,974 and 18,421,667 shares
   issued and outstanding at June 30, 2004 and December
   31, 2003, respectively (Note E)                                                  21,535            18,422
 Common stock subscription                                                              --            50,000
 Additional paid-in capital                                                      9,032,792         8,035,406
 Accumulated deficit                                                            (9,646,356)       (9,290,315)
                                                                               ------------      ------------
 Total deficiency in stockholders' equity                                         (585,929)       (1,180,387)
                                                                               ------------      ------------
 Total liabilities and deficiency in stockholders' equity                      $   685,982       $    79,077
                                                                               ============      ============

             See accompanying notes to unaudited condensed consolidated financial statements

                                                 THE HAVANA GROUP, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES


                                                For the three months ended June 30,    For the six months ended June 30,
                                                ------------------------------------   ---------------------------------
                                                       2004               2003               2004               2003
                                                       ----               ----               ----               ----
Operating expenses:
Selling, general and administrative expenses      $    125,220       $      3,454       $    294,692       $     66,705
Depreciation and amortization                               --              1,949                 --              3,898
                                                  -------------      -------------      -------------      -------------
Total operating expense                                125,220              5,403            294,692             70,603

Loss from operation                                   (125,220)            (5,403)          (294,692)           (70,603)

Interest expense                                        (5,840)            (5,412)           (15,830)            (8,787)
                                                  -------------      -------------      -------------      -------------

Loss from continuing operations, before
income taxes and discontinued operations              (131,060)           (10,815)          (310,522)           (79,390)

Provision for income taxes                                  --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------
Loss from continuing operations, before
discontinued operations                               (131,060)           (10,815)          (310,522)           (79,390)

Loss from discontinued operations (Note B)             (27,157)           (84,330)           (45,519)          (216,629)

Net loss                                          $   (158,217)      $    (95,145)      $   (356,041)      $   (296,019)
                                                  =============      =============      =============      =============

Preferred stock dividends requirement                  (27,500)           (27,500)           (55,000)           (55,000)
                                                  -------------      -------------      -------------      -------------
Loss available to common stockholders                 (185,717)          (122,645)          (411,041)          (351,019)

Loss per common share (basic and assuming
dilution)                                         $      (0.01)      $      (0.01)      $      (0.02)      $      (0.01)
                                                  =============      =============      =============      =============
Continuing operations                             $      (0.01)      $      (0.00)      $      (0.02)      $      (0.00)
                                                  =============      =============      =============      =============
Discontinued operations                           $      (0.00)      $      (0.01)      $      (0.00)      $      (0.01)
                                                  =============      =============      =============      =============


Weighted average shares outstanding                 20,908,762         16,958,204         20,232,969         17,055,000



                       See accompanying notes to unaudited condensed consolidated financial statements

                                       THE HAVANA GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             For the six months ended June 30,
                                                                   2004            2003
                                                                ----------      ----------
Cash flows from operating activities:
Net loss from continuing operations                             $(310,522)      $ (79,390)
Loss from discontinued operations                                 (45,519)       (216,629)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation and amortization, including discontinued
operations                                                         29,815          69,925
Common stock issued in exchange for services                           --          12,000
Interest on notes payable to officers                                  --           3,375
Amortization of debt discount (Note D)                              5,050              --
(Increase) decrease in:
Accounts receivable                                                    --           1,029
Prepaid expenses and other                                             --          (8,456)
Contract deposits (Note G)                                       (625,000)             --
Increase (decrease) in:
Accounts payable and accrued liabilities                           53,219         (31,216)
Liabilities of discontinued operations                            (14,337)             --
                                                                ----------      ----------
Net cash (used in) operating activities                          (907,294)       (249,362)

Cash flows from financing activities:
Due to affiliates                                                 (31,486)        165,718
Proceeds from sale of stock and stock subscription, net of
costs and fees                                                    950,500              --
Proceeds from notes payable, net of repayments                         --          73,690
                                                                ----------      ----------
Net cash provided by financing activities                         919,014         239,408

Net increase (decrease) in cash and cash equivalents               11,720          (9,954)
Cash and cash equivalents at the beginning of the period            9,135          18,932
                                                                ----------      ----------
Cash and cash equivalents at the end the period                 $  20,855       $   8,978
                                                                ==========      ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                          $      --       $      --
Cash paid during the year for taxes                                    --              --

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued for services                                       --          12,000
Subscription receivable for common stock issued                        --          24,000

           See accompanying notes to unaudited condensed consolidated financial statements

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for subsequent period.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows.

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

                                                 For the three month ended June 30,       For the six month ended June 30,
                                                 ----------------------------------       --------------------------------
                                                        2004            2003                      2004            2003
                                                        ----            ----                      ----            ----
Net loss - as reported                               $(158,217)      $ (95,145)                $(356,041)      $(296,019)
Add: Total stock based employee compensation
expense as reported under intrinsic value
method (APB. No. 25)                                        --              --                        --              --

Deduct: Total stock based employee
compensation expense as reported under fair
value based method (SFAS No. 123)                           --              --                        --              --
                                                     ----------      ----------                ----------      ----------
Net loss - Pro Forma                                 $(158,217)      $ (95,145)                $(356,041)      $(296,019)
                                                     ==========      ==========                ==========      ==========
Net loss attributable to common stockholders -
Pro forma                                            $(185,717)      $(122,645)                $(411,041)      $(351,019)
                                                     ==========      ==========                ==========      ==========
Basic (and assuming  dilution) loss per share -
as reported                                          $   (0.01)      $   (0.01)                $   (0.02)      $   (0.01)
                                                     ==========      ==========                ==========      ==========
Basic (and assuming  dilution) loss per share -
Pro forma                                            $   (0.01)      $   (0.01)                $   (0.02)      $   (0.01)
                                                     ==========      ==========                ==========      ==========

NOTE B - DISCONTINUED OPERATIONS

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered products to consumers through its "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets in the fiscal year 2004. The following summarizes the assets and liabilities of discontinued operations as on June 30, 2004 and December 31, 2003:

                                              June 30, 2004   December 31, 2003
                                              -------------   -----------------
Assets:
Accounts Receivable, Total                      $   3,920        $   3,920
Allowance for Doubtful Accts                       (1,320)          (1,320)
Leasehold Improvements                                 --               --
Furniture and Fixtures                             21,275           21,275
Data Processing Equipment                          62,533           62,533
Web Site Development                              111,324          111,324
Accumulated Depreciation                         (192,437)        (184,851)
Trademark                                          17,949           17,949
Artwork                                            35,914           35,914
Mailing List                                      889,000          889,000
Accumulated Amortization                         (912,231)        (890,002)
                                                ----------       ----------
Total Assets                                    $  35,927        $  65,742
                                                ==========       ==========

Liabilities:
Customer Advances and Credits                   $   2,049        $   7,648
Accounts Payable and Accrued Liabilities          234,644          240,814
Deferred Income                                    25,490           28,057
                                                ----------       ----------
Total Liabilities                               $ 262,183        $ 276,519
                                                ==========       ==========

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the periods ended June 30, 2004 and 2003 were:

                                                 2004                    2003
                                                 ----                    ----
Revenue                                       $ 221,785               $ 253,478
Expenses                                       (267,304)               (470,107)
                                              ----------              ----------
Net (Loss)                                    $ (45,519)              $(216,629)
                                              ==========              ==========

Depreciation and amortization expense included in expenses of discontinued operations amounted to $29,812 and $66,027 for the periods ended June 30, 2004 and 2003, respectively.

NOTE C - RESTRICTED CASH

Restricted cash at June 30, 2004 and December 31, 2003 represents cash held in an escrow bank account for estimated tobacco taxes due to the State of Ohio under Master Settlement Agreement (MSA). There is no termination of the escrow until liabilities are defined and settled.

NOTE D - NOTES PAYABLE

Notes Payable to Officers and Directors
---------------------------------------

Notes payable to officers and directors at June 30, 2004 and December 31, 2003 are as follows:

                                                                       June 30, 2004  December 31, 2003
                                                                       -------------  -----------------
5% note payable to Company officer, principal and accrued interest payable on or before December 2002; secured by Company assets. The
Company is currently in default under the terms of the note              $ 150,000       $ 150,000
6% note payable to Company officer, principal and accrued interest payable on or before October 2002; unsecured. The Company is
currently in default under the terms of the note                            50,000          50,000
6% note payable to Company director, principal and accrued interest payable on or before October 2002; unsecured. The Company is
currently in default under the terms of the note                            50,000          50,000
                                                                         ----------      ----------
                                                                           250,000         250,000
Less: current portion                                                     (250,000)       (250,000)
                                                                         ----------      ----------
Note payable - long term                                                 $      --       $      --
                                                                         ==========      ==========

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE D - NOTES PAYABLE (CONTINUED)

Notes Payable to Third Parties
------------------------------

Notes payable to investors at June 30, 2004 and December 31, 2003 are as follows:

                                                                  June 30, 2004  December 31, 2003
                                                                  -------------  -----------------
10% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured.  The Company is
currently in default under the terms of the note                     $ 25,000         $ 25,000
10% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured.  The Company is
currently in default under the terms of the note                        5,000            5,000
10% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured.  The Company is
currently in default under the terms of the note                        5,000            5,000
                                                                     ---------        ---------
                                                                       35,000           35,000
Less: current portion                                                 (35,000)         (35,000)
                                                                     ---------        ---------
Note payable - long term                                             $     --         $     --
                                                                     =========        =========

Notes Payable with Non-detachable Securities
--------------------------------------------

Notes payable with non-detachable securities at June 30, 2004 and December 31, 2003 are as follows:

                                                                   June 30, 2004   December 31, 2003
                                                                   -------------   -----------------
6% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured. The Company
shall distribute 120,000 shares of its common stock (Note E) to the noteholder upon the maturity in January 2004.  The Company
is in default under the terms of the note                              $ 30,000       $ 30,000
Debt Discount - value of securities attached to note payable, net of accumulated amortization of $20,400 and $17,512 at June 30,
2004 and December 31, 2003, respectively                                     --         (2,888)
                                                                       ---------      ---------
                                                                         30,000         27,112
6% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured. The Company shall distribute 42,700 shares of its common stock (Note E) to the noteholder upon the maturity in January 2004. The Company is in
default under the terms of the note                                      16,000         16,000
Debt Discount - value of securities attached to note payable, net of accumulated amortization of $14,091 and $11,929 at
June 30, 2004 and December 31, 2003, respectively                            --         (2,162)
                                                                       ---------      ---------
                                                                         16,000         13,838
                                                                       ---------      ---------
Total                                                                    46,000         40,950
Less: current portion                                                   (46,000)       (40,950)
                                                                       ---------      ---------
Note payable - long term                                               $     --       $     --
                                                                       =========      =========

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (CONTINUED)

Notes Payable with Non-detachable Securities (Continued)
--------------------------------------------------------

The Company accounted for the notes payable and common stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The Company recognized the portion of the proceeds allocated to the securities in the amount of $34,491 to additional paid-in capital and a discount against the notes payable. The debt discount attributed to the value of the securities to be issued is amortized over the notes payable's maturity period as interest expense. The Company amortized the debt discount attributed to the securities to be issued and recorded non-cash interest expense of $5,050 and $29,441 for the period ended June 30, 2004 and the year ended December 31, 2003, respectively.


NOTE E - CAPITAL STOCK

Common Stock
------------

On October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares, $0.001 par value. The number of authorized preferred shares remained unchanged. As of June 30, 2004 and December 31, 2003, the Company has 21,534,974 and 18,421,667 shares of common stock issued and outstanding.

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

During the period ended June 30, 2004, the Company issued 500,000 shares of its common stock to an investor for common stock subscribed at $.10 per share in December 2003. The Company also issued an aggregate of 2,450,607 shares of common stock to investors in exchange for $950,500 of cash, net of costs and fees.

In April 2004, the Company issued an aggregate of 162,700 shares of its common stock to two of its noteholders pursuant to the terms of the note agreements (Note D). The Company accounted the fair value of the 162,700 shares of common stock as debt discount attributed to non-detachable securities at the time the note agreements were entered into, and the debt discount was amortized and charged to operations as interest expense over the maturity period of the notes.

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

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK (CONTINUED)

Series B Preferred Stock
------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc.,an entity controlled by the Company's Chief Executive Officer. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the period ended June 30, 2004 and 2003 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.625 per share or $715,000 in the aggregate at June 30, 2004. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

NOTE F - WARRANTS AND STOCK OPTIONS

Class A Warrants
----------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2004.

                                Warrants Outstanding                                      Warrants Exercisable
                                --------------------                                      --------------------
                                            Weighted Average          Weighed                            Weighted
                           Number        Remaining Contractual        Average                Number       Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price          Exercisable  Exercise Price
    ---------------     -----------           ------------        --------------          -----------  --------------
              $ 6.00           200,000            3.42                     $ 6.00             200,000           $ 6.00
                0.10           500,000            2.25                       0.10             500,000             0.10
                         -------------            ----                     ------             -------           ------
                               700,000            2.58                     $ 1.79             700,000           $ 1.79
                         =============            ====                     ======             =======           ======

Transactions involving the Company's warrant issuance are summarized as follows:

                                                        Weighted Average
                                   Number of Shares     Price Per Share
                                   ----------------     ---------------
Outstanding at January 1, 2002         3,358,000           $   4.53
   Granted                                    --              --
   Exercised                                  --              --
   Canceled or expired                        --              --
                                      -----------          --------
Outstanding at December 31, 2002       3,358,000           $   4.53
   Granted                                    --              --
   Exercised                                  --              --
   Canceled or expired                (2,658,000)              5.25
                                      -----------          --------
Outstanding at December 31, 2003         700,000           $   1.79
                                      ===========          ========
   Granted                                    --              --
   Exercised                                  --              --
   Canceled or expired                        --              --
                                      -----------          --------
Outstanding at June 30, 2004             700,000           $   1.79
                                      ===========          ========

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (CONTINUED)

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2004.

                                  Options Outstanding                                            Options Exercisable
                                  -------------------                                            -------------------
                                            Weighted Average
                           Number        Remaining Contractual     Weighed Average              Number       Weighted Average
    Exercise Prices     Outstanding           Life (Years)          Exercise Price            Exercisable     Exercise Price
    ---------------     -----------           ------------          --------------            -----------     --------------
            $   3.50            80,000            4.42                       $  3.50                80,000              $  3.50
              0.4044            60,000            0.75                        0.4044                60,000               0.4044
              0.4044           200,000            6.42                        0.4044               200,000               0.4044
                0.25         1,200,000            3.17                          0.25               825,000                 0.25
                0.25           400,000            2.08                          0.25               400,000                 0.25
                      ----------------            ----                      --------             ---------              -------
                             1,940,000            3.25                      $   0.40             1,565,000              $  0.44
                      ================            ====                      ========             =========              =======

Transactions involving the Company's options issuance are summarized as follows:

                                                         Weighted Average
                                    Number of Shares     Price Per Share
                                    ----------------     ---------------
Outstanding at January 1, 2002           340,000            $   1.13
   Granted                             1,500,000                0.22
   Exercised                             (60,000)               0.10
   Canceled or expired                        --               --
                                       ----------           --------
Outstanding at December 31, 2002       1,780,000            $   0.40
   Granted                               400,000                0.25

   Exercised                            (240,000)               0.10

   Canceled or expired                        --               --
                                       ----------           --------
Outstanding at December 31, 2003       1,940,000            $   0.40
                                       ==========           ========
   Granted                                    --               --
   Exercised                                  --               --

   Canceled or expired                        --               --
                                       ----------           --------
Outstanding at June 30, 2004           1,940,000            $   0.40
                                       ==========           ========

The Company did not grant any stock options and warrants to employees during the period ended June 30, 2004 and 2003. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(356,041) and $(.02) for the period ended June 30, 2004 and $(296,019) and $(0.01) for the period ended June 30, 2003, respectively. The Company did not grant any stock options or warrants to consultants and no options or warrants were vested during the period ended June 30, 2004 and 2003. Accordingly, the Company charged no expense to operations in connection with stock options and warrants transactions during the periods ended June 30, 2004 and 2003.

                             THE HAVANA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE G - CONTRACT DEPOSITS

The Company has entered into a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the "Agreement") with Cynthia Holdings Limited ("Cynthia") , an entity controlled by a member of the Company's Board of Directors, whereby Cynthia has agreed to sell to the Company an effective 50% interest in certain oil and gas rights in the Cuyana Basin of central Argentina which is owned by Cynthia's wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. Pursuant to the Agreement, the Company agreed to pay to Cynthia a total of $1,500,000 in cash and 1,000,000 shares of its restricted common stock in exchange for the interest of the oil and gas rights. During the period ended June 30, 2004, the Company remitted to Cynthia a total of $600,000 as contract deposit in connection with fulfilling the terms of the Agreement. Cynthia currently holds the deposit and is expected to apply the funds on a pro-rata basis to the total consideration due by the Company at the closing of the Agreement.

Additionally, the Company is in a process of finalizing an agreement to acquire 50% to 75% of working interest in a gas exploration well located in Ward County, Texas. As of June 30, 2004, the Company has remitted $25,000 as contact deposit to secure its working interest in the project.

NOTE  H - SUBSEQUENT EVENTS

On August 5, 2004, the Company's stockholders approved by majority consent a resolution to change its name to Surge Global Energy, Inc., subject to the filing of an amendment to its certificate of incorporation with the Secretary of State of the state of Delaware.

Subsequent to the date of the financials statements, the Company has agreed to issue 1,000,000 shares of its restricted common stock to Cynthia (Note G) on or before August 27, 2004, and Cynthia will also distribute to the Company one share of Cynthia's voting common stock for every $1,500 received from the Company on or before August 27, 2004. The Company anticipates consummating the acquisition of its interest of the oil and gas rights in Cynthia during the third quarter of this fiscal year

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------
2003
----

Total losses for the three month period ended June 30, 2004 were $158,217, before provision for preferred dividends, an increase of 66.3% from the operations experienced in the three month period ended June 30 2003. Discontinued operations accounted for losses of $27,157, while continuing operations accounted for losses of $131,060. Losses from continuing operations were due principally to high selling, general, and administrative expenses, which rose from $3,454 in 2003 to $125,220 in 2004 The loss per common share was $$0.01 in 2004, compared with a loss of $0.01 per share in 2003. There were 20,908,762 weighted average shares outstanding in 2004 and 16,958,204 weighted average shares outstanding in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------

Total losses for the six month period ended June 30, 2004 were $356,041 before provision for preferred dividends, compared with a loss of $296,019 experienced in the six month period ended June 30 2003. Losses in 2004 were increased by a loss from current operations of $310,522 and loss from discontinued operations of $45,519. Losses from continuing operations consisted of wages, legal and professional fees, accounting and audit fees, and office expenses. The loss per common share was $0.02 in 2004, compared with $0.01 per share in 2003 .

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations. In 2004, the Company incurred a loss from discontinued operations of $45,519, compared with a loss of $216,629 in 2003 due to lower levels of operation expense. Although the Company has discontinued marketing its tobacco and related business effective December 31, 2003, it continues to conduct liquidating sales and while performing these liquidating activities, it continues to fill merchandise orders received over its internet website and through the telephone.

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

Bible's agreement to acquire an effective 50% interest in the Santa Rosa property through its agreement with Cynthia Holdings required it to make payment of $1,400,000 in four quarterly payments, which payments were subsequently not made. Its agreement with Cynthia was such that if payments were made, but less than $1,400,000 was paid, Bible would have forfeited its entire ownership interest in Cynthia and its effective interest in the Santa Rosa property. Having failed to raise money for this investment, the Company renegotiated the agreement and entered into a new agreement (the "New Agreement") in April 2003. The New Agreement obligates Cynthia to sell to Havana up to a 50% ownership interest in Cynthia for $1,500,000 with the purchase price adjusted to that amount that the purchase price would have equaled had it been converted into Canadian dollars on July 31, 2002 (estimated at $1,800,000 at March 31, 2004. In May 2004, the Company paid Cynthia $600,000 towards its initial investment requirement.

Cynthia has agreed to deliver to Havana one share of its capital stock for every $1,500 paid to Cynthia, as adjusted, based upon the adjusted purchase price. At the time that Havana makes its first payment to Cynthia, it has also agreed to issue 1,000,000 shares of its restricted Common Stock to Irie as additional consideration. If Havana purchases 1,000 common voting shares of Cynthia for the entire purchase price, it would own 50% of the capital stock of Cynthia. If Havana fails to purchase its entire 50% interest in Cynthia, Havana would continue to own whatever common voting shares it paid for in Cynthia, subject to dilution, based upon Cynthia's right to dilute Havana's ownership interest. Further, Cynthia's obligation to redeem the preference shares of Irie will only be triggered if Havana pays the entire purchase price. Irie and Havana have agreed that the operations of the Argentine subsidiary will be borne equally by each party pursuant to monthly cash calls from Cynthia to them which shall be paid within 10 days of receipt of such cash calls. Such cash calls will be structured as subscriptions for additional capital stock of Cynthia by Irie and Havana to keep the ownership levels at 50% each. In the event either party does not meet its required cash call, the non-paying party's ownership interest would suffer dilution. Havana and Irie agreed that Irie will be the operator of the Argentine subsidiary and will have a casting vote (final say) on all decisions to be made in respect of the Argentine subsidiary's operations. As of August 23, 2004, Cynthia and Havana have not issued the stock to each other that is obligated by agreement.

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

Agreement with Financial Advisor
--------------------------------

On August 19, 2003, the Company entered into an agreement with a Jersey City, New Jersey based brokerage firm and member of the National Association of Securities Dealers, Inc. to act as financial advisor, investment banker and placement agent (the "advisor") in an attempt to raise up to $7,500,000 (currently $6,400,000)for the Company. The agreement was for a term of six months and was extendable for up to an additional 60 days if substantial progress had been made in the Company's fund raising efforts pursuant to said agreement. To date, no monies have been raised pursuant to this agreement and the Company considers this agreement to be terminated.,

PLANS OF FINANCING

Between January 1, 2003 and June 30, 2004, the Company sold or issued the following unregistered securities:

------------- ------------------- -------------- ------------------------- -------------------- ----------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER                          IF OPTION, WARRANT
                                                 DISCOUNTS TO MARKET                            OR CONVERTIBLE
                                  DOLLAR         PRICE OR CONVERTIBLE      EXEMPTION FROM       SECURITY, TERMS OF
                                  AMOUNT OF      SECURITY, AFFORDED TO     REGISTRATION         EXERCISE OR
DATE OF SALE  TITLE OF SECURITY   NUMBER SOLD    PURCHASERS                CLAIMED              CONVERSION
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
1/27/03       Promissory Note          $15,000   Cash received; no         Section 4(2)                  (1)
                                                 commissions paid
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
3/31/03       Promissory Note          $20,000   Cash received; no         This stock option             (2)
                                                 commissions paid          plan was
                                                                           registered on a
                                                                           Form S-8
                                                                           Registration
                                                                           Statement in April
                                                                           2003.
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/5/03        Promissory Note          $10,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commission paid           506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
6/27/03       Promissory Note          $10,000   Cash received; no         Regulation D, Rule          (1)(3)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
7/14/03       Promissory Note          $16,000   Cash received; no         Regulation D, Rule            (4)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Third         Common Stock             $205,000   1,366,667 shares sold;   Regulation D, Rule            (4)
Quarter 2003                                      no commissions paid      506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Fourth        Common Stock             $50,000   500,000 shares sold; no   Regulation D, Rule            N/A
Quarter                                          commissions paid          506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
First         Common Stock            $168,500   1,123,334 shares sold;    Regulation D, Rule            N/A
Quarter 2004                                     $15,000  commissions      506; and/or
                                                 paid                      Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Second        Common Stock            $782,000   1,327,273 shares sold;    Regulation D, Rule            N/A
Quarter 2004                                     $78,000 commissions       506; and/or
                                                 paid                      Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------

(1) The Note was due January 31, 2004 with interest at the rate of 10% per annum. The Company is currently in default under the terms of the note agreements.

(2) The 6% Note is not convertible. 80,000 shares were issued and accounted as interest expense in connection with this loan. The Company is currently in default under the terms of the note agreements.

(3) The 6% Note is not convertible. 40,000 shares were issued and accounted as interest expense in connection with this loan. The Company is currently in default under the terms of the note agreements.

(4) The 6% Note is not convertible. 42,700 shares were issued and accounted as interest expense in connection with this loan. The Company is currently in default under the terms of the note agreements.

As of the filing date of this Form 10-QSB, the Company has in the past successfully raised sufficient funds to keep it as a going concern. However, it has only had sufficent funds to make payment of $600,000 of an estimated $1,800,000 to Cynthia Holdings. Further, it does not have an additional $1,600,000 to finance the estimated initial drilling costs of the Santa Rosa property

The Company is in a process of finalizing an agreement to acquire 50% to 75% of working interest in a gas exploration well located in Ward County, Texas. As of June 30, 2004, the Company has remitted $25,000 as contact deposit to secure its working interest in the project. The Company currently does not have the funds to go forward with this project.

The Company is seeking to raise the necessary financing to complete its obligations to Cynthia Holdings, to finance the purchase and exploration of the above mentioned gas well, to retire its outstanding indebtedness and for working capital. There can be no assurances given that these efforts will be successful and that the Company will be able to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 the Company had a deficit in working capital of $988,873, compared with a deficit of $973,810 at December 31, 2003.

Current liabilities consist of accounts payable of $344,068, notes payable of $331,000, and $334,660 due to affiliates. The company had net liabilities of discontinued operations of $262,183 for the period ended June 30, 2004. Cash used in operating activities was $907,294, offset through $950,500 of proceeds, net of costs and fees, received from the issuance of private placement common stock.

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

Our Company is seeking to obtain additional public or private financing. In the event the Company does raise equity financing, the low price of our common stock may cause a change of control and require the Company to issue up to all its remaining authorized but unissued common stock. No assurances can be given that the Company will obtain additional financing on terms satisfactory to the Company, if at all.

RISK FACTORS

The Company intends to discontinue its tobacco business operations and seek to obtain financing for its planned oil and gas exploration investment. The following are the major business obstacles that the Company is likely to encounter in carrying out these plans over the next 12 months:

         o As described herein, the Company needs significant cash to complete its purchase of an effective 50% ownership interest in Cynthia Holdings and its mineral rights in the Santa Rosa property in Argentina, , to purchase and for the exploration of the above mentioned gas well, and to finance its intended operations. Such financing may not be available to the Company on terms satisfactory to it, if at all, or insufficient quantity to meet its requirements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.
         (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
         (c) See "Plan of Financing" under "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a description of the sale of unregistered securities in the second quarter of 2004.
         (d) Rule 463 of the Securities Act is not applicable to the Company.
         (e) In the second quarter ended June 30, 2004 there were no repurchases by the Company of its Common Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In thesecond quarter of June 30, 2004, an information statement was submitted to security holders. On August 5, 2004, the holders of a majority of the the Company's outstanding voting stock approved the re-election of its existing four directors, the ratification of its existing independent auditor and a name change as described in Note H in the Notes to consolidated financial statements.

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

11.0     Earnings per share -See Consolidated condensed statement of losses
31.1 Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

--------------
* Filed herewith.


(b) No Form 8-K's were filed or required to be filed during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVANA GROUP, INC






DATED:  AUGUST 23, 2004                  BY: /S/ WILLIAM L. MILLER
                                          --------------------------------
                                          WILLIAM L. MILLER, CEO & CFO