Form 10QSB
period 2004-09-30
Surge Global Energy, Inc.
filed 2004-11-18
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


                         Commission file number 0-24269

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)

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

As of November 18, 2004, the Registrant had 22,122,568 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2004

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                         September 30, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Losses:
                         Three and Nine Months Ended September 30, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows:
                         Nine Months Ended September 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements
                         September 30, 2004

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                                            SURGE GLOBAL ENERGY, INC.
                                        (FORMERLY THE HAVANA GROUP, INC.)
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


 ASSETS                                                                        (Unaudited)
                                                                           SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                           ------------------     -----------------
 Current assets:
 Cash and cash equivalents                                                       $    29,971       $     9,135
                                                                                 ------------      ------------
 Total current assets                                                                 29,971             9,135

 Restricted cash (Note C)                                                              4,200             4,200

 Other assets:
 Contract deposits (Note G)                                                          625,000                --

 Assets of discontinued operations (Note B)                                           22,116            65,742
                                                                                 ------------      ------------

 Total Assets                                                                    $   681,287       $    79,077
                                                                                 ============      ============

 LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities                                        $   396,363       $   290,849
 Notes payable - officers and directors (Note D)                                     250,000           250,000
 Notes payable (Note D)                                                               60,000            35,000
 Notes payable with non-detachable securities, net of debt discount
(Note D)                                                                              46,000            40,950
 Due to affiliates                                                                   319,461           366,146
                                                                                 ------------      ------------
 Total current liabilities                                                         1,071,823           982,945

 Net liabilities of discontinued operations (Note B)                                 280,810           276,519
                                                                                 ------------      ------------

 Total Liabilities                                                                 1,352,634         1,259,464

(Deficiency in) stockholders' equity:
 Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
   Series A - 5,000,000 shares issued and outstanding at September 30,
     2004 and December 31, 2003 (Note E)                                               5,000             5,000
   Series B - 1,100,000 shares issued and outstanding at September 30,
     2004 and December 31, 2003 (aggregate liquidation preference, including dividends in arrears, totaling $742,500 as of September
     30, 2004) (Note E)                                                                1,100             1,100
 Common stock, par value $.001 per share; 75,000,000 shares
     authorized; 21,534,974 and 18,421,667 shares issued and outstanding
     at September 30, 2004 and December 31, 2003, respectively (Note E)               21,535            18,422

 Common stock subscription (Note E)                                                       --            50,000

 Additional paid-in capital                                                        9,032,792         8,035,406

 Accumulated deficit                                                              (9,731,774)       (9,290,315)
                                                                                 ------------      ------------
 Total (deficiency in) stockholders' equity                                         (671,347)       (1,180,387)
                                                                                 ------------      ------------
 Total liabilities and (deficiency in) stockholders' equity                      $   681,287       $    79,077
                                                                                 ============      ============


                  See accompanying notes to unaudited condensed consolidated financial statements

                                            SURGE GLOBAL ENERGY, INC.
                                        (FORMERLY THE HAVANA GROUP, INC.)
                                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------      -------------------------------
                                                         2004              2003               2004               2003
                                                         ----              ----               ----               ----
Operating expenses:
Selling, general and administrative expenses        $     57,719       $    143,912       $    352,411       $    355,282
Depreciation and amortization                                 --                715                 --              4,613
                                                    -------------      -------------      -------------      -------------
Total operating expense                                   57,719            144,627            352,411            359,895

Loss from operations                                     (57,719)          (144,627)          (352,411)          (359,895)

Interest (expense)                                        (4,950)           (14,343)           (20,780)           (23,130)

Loss from continuing operations, before income
taxes and discontinued operations                        (62,669)          (158,970)          (373,191)          (383,025)

Provision for income taxes                                    --                 --                 --                 --
                                                    -------------      -------------      -------------      -------------
Loss from continuing operations, before
discontinued operations                                  (62,669)          (158,970)          (373,191)          (383,025)

Loss from discontinued operations (Note B)               (22,749)           (23,910)           (68,268)           (95,875)

Net loss                                            $    (85,418)      $   (182,880)      $   (441,459)      $   (478,900)
                                                    =============      =============      =============      =============

Preferred stock dividend requirement                     (27,500)           (27,500)           (82,500)           (82,500)
                                                    -------------      -------------      -------------      -------------

Loss available to common stockholders               $   (112,918)      $   (210,380)      $   (523,959)      $   (561,400)
                                                    =============      =============      =============      =============

Loss per common share (basic and assuming
dilution)                                           $      (0.01)      $      (0.01)      $      (0.03)      $      (0.03)
                                                    =============      =============      =============      =============

Continuing operations                               $      (0.00)      $      (0.01)      $      (0.02)      $      (0.02)
                                                    =============      =============      =============      =============
Discontinued operations                             $      (0.00)      $      (0.00)      $      (0.00)      $      (0.01)
                                                    =============      =============      =============      =============


Weighted average shares outstanding                   21,534,974         17,171,130         20,643,260         17,171,130


                 See accompanying notes to unaudited condensed consolidated financial statements

                                             SURGE GLOBAL ENERGY, INC.
                                         (FORMERLY THE HAVANA GROUP, INC.)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                              For the nine months ended September 30,
                                                                              ---------------------------------------
                                                                                      2004            2003
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (loss) from continuing operations                                       $(373,191)      $(383,025)
Net Profit (Loss) from discontinued operations                                       (68,268)        (95,875)
Adjustments to reconcile net loss to net cash (used in) operating activities:
   Depreciation and amortization - discontinued operations                            43,626          82,479
   Common stock issued in exchange for services                                           --          12,000
   Notes Payable in lieu of interest                                                      --          13,629
   Amortization of debt discount (Note D)                                              5,050              --
(Increase) decrease in:
   Accounts receivable                                                                               (13,391)
   Contract deposits (Note G)                                                       (625,000)
 Increase (decrease) in:
   Accounts payable and accrued liabilities                                          103,558          (8,168)
   Customer advances and credits                                                      (5,443)         (9,376)
   Deferred revenue                                                                   (5,374)        (47,686)
                                                                                   ----------      ----------
NET CASH (USED IN) OPERATING ACTIVITIES                                             (925,042)       (449,413)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates, net of repayments                                              (29,622)        166,075
   Proceeds from sale of common stock and stock subscription,
     net of costs and fees                                                           950,500         205,000
   Proceeds from notes payable, net of repayments                                     25,000          81,000
                                                                                   ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            945,878         452,075

Net increase in cash and cash equivalents                                             20,836           2,662
Cash and cash equivalents at the beginning of the period                               9,135          18,932
                                                                                   ----------      ----------
Cash and cash equivalents at the end the period                                    $  29,971       $  21,594
                                                                                   ==========      ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest                                           $      --       $      --
  Cash paid during the year for taxes                                              $      --       $      --
Supplemental Disclosures of Non-Cash Transactions:
  Common stock issued for services                                                 $      --       $  12,000
  Subscription receivable for common stock issued                                  $      --       $  24,000


                  See accompanying notes to unaudited condensed consolidated financial statements

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

The condensed consolidated financial statements include the accounts of Surge Global Energy, Inc., formerly The Havana Group, Inc., and its wholly owned subsidiaries, Monarch Pipe Company ("Monarch") and Bible Resources Inc. ("Bible"), collectively the "Company". All significant inter company accounts and transactions have been eliminated in consolidation.

The Company is seeking to explore the acquisition and development of oil and gas properties in the United States and Argentina

In January 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The Company has historically offered products to consumers through "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets by the end of fiscal year 2004. (See Note B).

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

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION (CONTINUED)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows.


                                                         FOR THE THREE MONTH ENDED            FOR THE NINE MONTH ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                          2004               2003               2004              2003
                                                          ----               ----               ----              ----
Net loss - as reported                               $    (85,418)      $   (182,880)      $   (441,459)      $   (478,900)
Add: Total stock based employee compensation
expense as reported under intrinsic value
method (APB. No. 25)                                           --                 --                 --                 --

Deduct: Total stock based employee
compensation expense as reported under fair
value based method (SFAS No. 123)                              --                 --                 --                 --
                                                     -------------      -------------      -------------      -------------
Net loss - Pro Forma                                 $    (85,418)      $   (182,880)      $   (441,459)      $   (478,900)
                                                     =============      =============      =============      =============
Net loss attributable to common stockholders -
Pro forma                                            $   (112,918)      $   (210,380)      $   (523,959)      $   (561,400)
                                                     =============      =============      =============      =============
Basic (and assuming  dilution) loss per share -
as reported                                          $      (0.01)      $      (0.01)      $      (0.03)      $      (0.03)
                                                     =============      =============      =============      =============
Basic (and assuming  dilution) loss per share -
Pro forma                                            $      (0.01)      $      (0.01)      $      (0.03)      $      (0.03)
                                                     =============      =============      =============      =============

NOTE B - DISCONTINUED OPERATIONS

On January 23, 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business. The Company has historically offered products to consumers through its "Carey's Smokeshop" Catalog, exclusively by mail order and through website. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to seek to sell or discontinue its traditional operations of selling tobacco products and accessories. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets before the end of the fiscal year 2004. The following summarizes the assets and liabilities of discontinued operations as on September 30, 2004 and December 31, 2003:

                                          SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                          ------------------   -----------------
Assets:
Accounts Receivable, Total                        $   3,920           $   3,920
Allowance for Doubtful Accts                         (1,320)             (1,320)
Leasehold Improvements                                   --                  --
Furniture and Fixtures                               21,275              21,275
Data Processing Equipment                            62,533              62,533
Web Site Development                                111,324             111,324
Accumulated Depreciation                           (195,132)           (184,851)
Trademark                                            17,949              17,949
Artwork                                              35,914              35,914
Mailing List                                        889,000             889,000
Accumulated Amortization                           (923,347)           (890,002)
                                                  ----------          ----------
Total Assets                                      $  22,116           $  65,742
                                                  ==========          ==========

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

                                              SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                              ------------------     -----------------
Liabilities:
Customer Advances and Credits                           $  2,205              $  7,648
Accounts Payable and Accrued Liabilities                 255,922               240,814
Deferred Income                                           22,683                28,057
                                                        --------              --------
Total Liabilities                                       $280,810              $276,519
                                                        ========              ========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the periods ended September 30, 2004 and 2003 were:

                                                       2004              2003
                                                       ----              ----
Revenue                                             $ 334,318         $ 541,666
Expenses                                             (402,586)         (637,541)
                                                    ----------        ----------
Net (Loss)                                          $ (68,268)        $ (95,875)
                                                    ==========        ==========

Depreciation and amortization expense included in expenses of discontinued operations amounted to $43,626 and $82,497 for the periods ended September 30, 2004 and 2003, respectively.

NOTE C - RESTRICTED CASH

Restricted cash at September 30, 2004 and December 31, 2003 represents cash held in an escrow bank account for estimated tobacco taxes due to the State of Ohio under Master Settlement Agreement (MSA). There is no termination of the escrow until liabilities are defined and settled.

NOTE D - NOTES PAYABLE

NOTES PAYABLE TO OFFICERS AND DIRECTORS

Notes payable to officers and directors at September 30, 2004 and December 31, 2003 are as follows:

                                                                SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                ------------------  -----------------

5% note payable to Company officer, principal and accrued interest payable on or before December 2002; secured by Company assets. The
Company is currently in default under the terms of the note              $ 150,000          $ 150,000
6% note payable to Company officer, principal and accrued interest payable on or before October 2002; unsecured.  The Company is
currently in default under the terms of the note                            50,000             50,000
6% note payable to Company director, principal and accrued interest payable on or before October 2002; unsecured.  The Company is
currently in default under the terms of the note                            50,000             50,000
                                                                         ----------         ----------
                                                                           250,000            250,000
Less: current portion                                                     (250,000)          (250,000)
                                                                         ----------         ----------
Note payable - long term                                                 $      --          $      --
                                                                         ==========         ==========


                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (CONTINUED)

NOTES PAYABLE TO THIRD PARTIES
------------------------------

Notes payable to investors at September 30, 2004 and December 31, 2003 are as follows:

                                                           SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                           ------------------   -----------------
10% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured.  The Company is
currently in default under the terms of the note                     $ 25,000            $ 25,000
10% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured.  The Company is
currently in default under the terms of the note                        5,000               5,000
10% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured.  The Company is
currently in default under the terms of the note                        5,000               5,000
15% note payable to an investor, principal and accrued interest
payable on or before December 2004; unsecured                          25,000                  --
                                                                     ---------           ---------
                                                                       60,000              35,000
Less: current portion                                                 (60,000)            (35,000)
                                                                     ---------           ---------
Note payable - long term                                             $     --            $     --
                                                                     =========           =========

NOTES PAYABLE WITH NON-DETACHABLE SECURITIES
--------------------------------------------

Notes payable with non-detachable securities at September 30, 2004 and December 31, 2003 are as follows:

                                                                           SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                           ------------------    -----------------
6% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured. The Company shall distribute 120,000 shares of its common stock (Note E) to the noteholder upon the maturity in January 2004
The Company is in default under the terms of the note                                 $ 30,000             $ 30,000
Debt Discount - value of securities attached to note payable, net of accumulated amortization of $20,400 and $17,512 at September 30, 2004
and December 31, 2003, respectively                                                         --               (2,888)
                                                                                      ---------            ---------
                                                                                        30,000               27,112
6% note payable to an investor, principal and accrued interest payable on or before January 2004; unsecured. The Company shall distribute 42,700 shares of its common stock (Note E) to the noteholder upon the maturity in January 2004
The Company is in default under the terms of the note                                   16,000               16,000
Debt Discount - value of securities attached to note payable, net of accumulated amortization of $14,091 and $11,929 at September 30, 2004
and December 31, 2003, respectively                                                         --               (2,162)
                                                                                      ---------            ---------

                                                                                        16,000               13,838
                                                                                      ---------            ---------
Total                                                                                   46,000               40,950
Less: current portion                                                                  (46,000)             (40,950)
                                                                                      ---------            ---------
Note payable - long term                                                              $     --             $     --
                                                                                      =========            =========

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (CONTINUED)

NOTES PAYABLE WITH NON-DETACHABLE SECURITIES (CONTINUED)
--------------------------------------------------------

The Company accounted for the notes payable and common stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The Company recognized the portion of the proceeds allocated to the securities in the amount of $34,491 to additional paid-in capital and a discount against the notes payable. The debt discount attributed to the value of the securities to be issued is amortized over the notes payable's maturity period as interest expense. The Company amortized the debt discount attributed to the securities to be issued and recorded non-cash interest expense of $5,050 and $29,441 for the period ended September 30, 2004 and the year ended December 31, 2003, respectively.


NOTE E - CAPITAL STOCK

COMMON STOCK
------------

On October 28, 2002, the Company's shareholders approved the filing of a Certificate of Amendment to the Company's Certificate of Incorporation to increase the authorized number of common Shares from 25,000,000 shares, $0.001 par value, to 75,000,000 shares, $0.001 par value. The number of authorized preferred shares remained unchanged. As of September 30, 2004 and December 31, 2003, the Company has 21,534,974 and 18,421,667 shares of common stock issued and outstanding.

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

During the nine month period ended September 30, 2004, the Company issued 500,000 shares of its common stock to an investor for common stock subscribed at $.10 per share in December 2003. The Company also issued an aggregate of 2,450,607 shares of common stock to investors in exchange for $950,500 of cash, net of costs and fees.

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

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK (CONTINUED)

SERIES B PREFERRED STOCK
------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc.,an entity controlled by the Company's Chief Executive Officer. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the period ended September 30, 2004 and 2003 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.675 per share or $742,500 in the aggregate at September 30, 2004. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

NOTE F - WARRANTS AND STOCK OPTIONS

CLASS A WARRANTS
----------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2004.

                                WARRANTS OUTSTANDING                                      WARRANTS EXERCISABLE
                                --------------------                                      --------------------
                                        Weighted Average          Weighed                             Weighted
                           Number    Remaining Contractual        Average               Number        Average
    Exercise Prices     Outstanding       Life (Years)        Exercise Price          Exercisable  Exercise Price
    ---------------     -----------       ------------        --------------          -----------  --------------
              $ 6.00     200,000            3.17                     $ 6.00             200,000           $ 6.00
                0.10     500,000            2.00                       0.10             500,000             0.10
                         -------            ----                     ------             -------           ------
                         700,000            2.23                     $ 1.79             700,000           $ 1.79
                         =======            ====                     ======             =======           ======

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (CONTINUED)

CLASS A WARRANTS (CONTINUED)
----------------------------

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                Weighted Average
                                              Number of Shares   Price Per Share
                                              ----------------   ---------------
         Outstanding at January 1, 2002          3,358,000          $   4.53
            Granted                                     --             --
            Exercised                                   --             --
            Canceled or expired                         --             --
                                                -----------         ---------
         Outstanding at December 31, 2002        3,358,000          $   4.53
            Granted                                     --             --
            Exercised                                   --             --
            Canceled or expired                 (2,658,000)             5.25
                                                -----------         ---------
         Outstanding at December 31, 2003          700,000          $   1.79
                                                ===========         =========
            Granted                                     --             --
            Exercised                                   --             --
            Canceled or expired                         --             --
                                                -----------         ---------
         Outstanding at September 30, 2004         700,000          $   1.79
                                                ===========         =========

STOCK OPTIONS
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2004.

                                  OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                                  -------------------                                        -------------------
                                            Weighted Average
                           Number        Remaining Contractual     Weighed Average          Number       Weighted Average
    Exercise Prices     Outstanding           Life (Years)          Exercise Price        Exercisable     Exercise Price
    ---------------     -----------           ------------          --------------        -----------     --------------
            $   3.50            80,000            4.27                       $  3.50            80,000              $  3.50
              0.4044            60,000            0.50                        0.4044            60,000               0.4044
              0.4044           200,000            6.17                        0.4044           200,000               0.4044
                0.25         1,200,000            2.92                          0.25           825,000                 0.25
                0.25           400,000            1.83                          0.25           400,000                 0.25
                       ---------------            ----                      --------         ---------              -------
                             1,940,000            3.00                      $   0.40         1,565,000              $  0.44
                       ===============            ====                      ========         =========              =======

                            SURGE GLOBAL ENERGY, INC.
                        (FORMERLY THE HAVANA GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (CONTINUED)

STOCK OPTIONS (CONTINUED)
-------------------------
F
Transactions involving the Company's options issuance are summarized as follows:

                                                              Weighted Average
                                            Number of Shares   Price Per Share
                                            ----------------   ---------------
         Outstanding at January 1, 2002            340,000       $   1.13
            Granted                              1,500,000           0.22
            Exercised                              (60,000)          0.10
            Canceled or expired                         --          --
                                                ----------       --------
         Outstanding at December 31, 2002        1,780,000       $   0.40
            Granted                                400,000           0.25
            Exercised                             (240,000)          0.10
            Canceled or expired                         --          --
                                                ----------       --------
         Outstanding at December 31, 2003        1,940,000       $   0.40
                                                ==========       ========
            Granted                                     --          --
            Exercised                                   --          --
            Canceled or expired                         --          --
                                                ----------       --------
         Outstanding at September 30, 2004       1,940,000       $   0.40
                                                ==========       ========

The Company did not grant any stock options and warrants to employees during the period ended September 30, 2004 and 2003. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(523,959) and $(.03) for the period ended September 30, 2004 and $(561,400) and $(0.03) for the period ended September 30, 2003, respectively. The Company did not grant any compensatory stock options or warrants to non-employees and no options or warrants were vested during the period ended September 30, 2004 and 2003. Accordingly, the Company charged no expense to operations in connection with stock options and warrants transactions during the periods ended September 30, 2004 and 2003.

NOTE G - CONTRACT DEPOSITS

The Company has entered into a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the "Agreement") with Cynthia Holdings Limited ("Cynthia") , an entity controlled by a member of the Company's Board of Directors, whereby Cynthia has agreed to sell to the Company an effective 50% interest in certain oil and gas rights in the Cuyana Basin of central Argentina which is owned by Cynthia's wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. Pursuant to the Agreement, the Company agreed to pay to Cynthia a total of $1,500,000 in cash and 1,000,000 shares of its restricted common stock in exchange for the interest of the oil and gas rights. During the nine month period ended September 30, 2004, the Company remitted to Cynthia a total of $600,000 as contract deposit in connection with fulfilling the terms of the Agreement. Cynthia currently holds the deposit and will apply the funds on a pro-rata basis to the total consideration due by the Company at the closing of the Agreement.

Additionally, the Company is seeking to finalize an agreement to acquire 50% to 75% of working interest in a gas exploration well located in Ward County, Texas. As of September 30, 2004, the Company has remitted $25,000 as contact deposit to secure its working interest in the project.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 2003
------------------

Total losses for the three month period ended September 30, 2004 were $85,418, before provision for preferred dividends, a decrease of $95,300 from the operations experienced in the three month period ended September 30 2003. Discontinued operations accounted for losses of 22,749, while continuing operations accounted for losses of $62,669. Losses from continuing operations decreased due principally reductions in selling, general, and administrative expenses, which dropped from $143,912 in 2003 to $57,393 in 2004 The loss per common share was $$0.01 in 2004, compared with a loss of $0.01 per share in 2003. There were 221,534,974 weighted average shares outstanding in 2004 and 17,171,130 weighted average shares outstanding in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2003
--------

Total losses for the nine month period ended September 30, 2004 were $441,459 before provision for preferred dividends, compared with a loss of $478,900 experienced in the nine month period ended September 30, 2003. Losses in 2004 were reduced by discontinued operations, which recorded a loss of $68,268 for the nine month period ended September 30, 2004, compared with a loss of $95,875 in the comparable period in 2003.

 Losses from continuing operations consisted of wages, legal and professional fees, accounting and audit fees, and office expenses. The loss from continuing operations was $373,191 for the nine month period ended September 30, 2004 versus a loss of $383,025 in 2003. The loss per common share was $0.03 in 2004, compared with $0.03 per share in 2003 .

DISCONTINUED OPERATIONS

In January 2003, the Board of Directors determined that the Company's continued losses from operations from its tobacco business, combined with a downturn in sales in the tobacco industry and its working capital deficiency, led the Board to scale back its tobacco operations with the purpose of selling or liquidating these operations. In 2004, the Company incurred a loss from discontinued operations of $68,268, compared with an overall loss of $441,459. Although the Company has discontinued marketing its tobacco and related business effective December 31, 2003, it continues to conduct liquidating sales and while performing these liquidating activities, it continues to fill merchandise orders received over its internet website and through the telephone.

AGREEMENT WITH AFFILIATED COMPANY

We have a verbal agreement with Zenvesco, Inc., a company controlled by William
L. Miller, Chief Executive Officer of the Company. Pursuant to this agreement, we share equally with Zenvesco the facility expenses and related costs, and provide for sharing of overhead expenses on a pro rata basis. Overhead expenses include accounting, data processing, marketing, purchasing and administration. Management believes the Zenvesco operating agreement and other cost reductions have caused the reduced losses.

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


PLANS OF FINANCING

Between January 1, 2003 and November 15, 2004, the Company sold or issued the following unregistered securities:

------------- ------------------- -------------- ------------------------- -------------------- ----------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER                          IF OPTION, WARRANT
                                                 DISCOUNTS TO MARKET                            OR CONVERTIBLE
                                  DOLLAR         PRICE OR CONVERTIBLE      EXEMPTION FROM       SECURITY, TERMS OF
                                  AMOUNT OF      SECURITY, AFFORDED TO     REGISTRATION         EXERCISE OR
DATE OF SALE  TITLE OF SECURITY   NUMBER SOLD    PURCHASERS                CLAIMED              CONVERSION
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
1/27/03       Promissory Note          $15,000   Cash received; no         Section 4(2)                  (1)
                                                 commissions paid
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
3/31/03       Promissory Note          $20,000   Cash received; no         This stock option             (2)
                                                 commissions paid          plan was
                                                                           registered on a
                                                                           Form S-8
                                                                           Registration
                                                                           Statement in April
                                                                           2003.
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/5/03        Promissory Note          $10,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
5/8/03        Promissory Note           $5,000   Cash received; no         Regulation D, Rule            (1)
                                                 commission paid           506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
6/27/03       Promissory Note          $10,000   Cash received; no         Regulation D, Rule          (1)(3)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
7/14/03       Promissory Note          $16,000   Cash received; no         Regulation D, Rule            (4)
                                                 commissions paid          506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Third         Common Stock            $205,000   1,366,667 shares sold;    Regulation D, Rule            N/A
Quarter                                          no commissions paid       506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Fourth        Common Stock             $50,000   500,000 shares sold; no   Regulation D, Rule            N/A
Quarter                                          commissions paid          506; and/or
2003                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
First          Common Stock            $168,500   1,123,334 shares sold;    Regulation D, Rule           N/A
Quarter                                           $15,000 commissions       506; and/or
2004                                              paid                      Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Second        Common Stock        $860,000       1,327,273 shares sold;    Regulation D, Rule            N/A
Quarter                                          $78,000 commissions paid  506; and/or
2004                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
Third         Promissory Note     $25,000        Cash Received; no         Regulation D, Rule            N/A
Quarter                                          commissions paid          506; and/or
2004                                                                       Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------
October       Common Stock        $195,000       300,000 shares sold;      Regulation D, Rule            N/A
2004                                             $6,000 commissions paid   506; and/or
                                                                           Section 4(2)
------------- ------------------- -------------- ------------------------- -------------------- ----------------------

(1) The Note was due January 31, 2004 with interest at the rate of 10% per annum. The principal and accrued interest thereon is convertible at $.15 per share.
(2) The 6% Note is not convertible. However, 80,000 shares were to be issued in connection with this loan. As of the filing date of this form 10-KQB, these shares were issued

(3) The 6% Note is not convertible. However, 40,000 shares were to be issued in connection with this loan. As of the filing date of this form 10-QSB, these shares wereissued.
(4) The 6% Note is not convertible. However, 42,700 shares were to be issued as an inducement for this loan. As of the filing date of this form 10-QSB, these shares were issued.

As of the filing date of this Form 10-QSB, the Company has in the past successfully raised sufficient funds to keep it as a going concern. However, it has not raised sufficient funds to make full payment of an estimated $1,800,000 to Cynthia Holdings or an additional $1,600,000 to finance the estimated initial drilling costs of the Santa Rosa property. The Company is seeking to raise the necessary financing to complete its obligations to Cynthia Holdings, other oil and gas properties, or to retire its outstanding indebtedness and for working capital. There can be no assurances given that these efforts will be successful and that the Company will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 the Company had a deficit in working capital of $1,041,852, compared with a deficit of $973,810 at December 31, 2003.

Current liabilities consist of accounts payable of $396,363, notes payable of $356,000, and $319,461 due to affiliates. The company had net liabilities of discontinued operations of $197,555 for the period ended September 30, 2004. Cash used in operating activities was $925,042, offset through the issuance of private placement common stock.

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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

         (a) See "Plan of Financing" under "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a description of the sale of unregistered securities in the first quarter of 2004.

         (b) Rule 463 of the Securities Act is not applicable to the Company.

         (c) In the nine months ended September 30, 2004 there were no repurchases by the Company of its Common Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the quarter ended September 30, 2004, there were no matters submitted to a vote of security holders.


ITEM 5. OTHER INFORMATION

Reference is made to the disclosures contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2003, and as filed on its quarterly Reports on Form 10-QSB and its Form 8-K filings. Other than as disclosed in such reports filed with the Securities and Exchange Commission in April 2004, there is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
--------

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

HAVANA GROUP, INC






DATED:  NOVEMBER 18, 2004                  BY: /S/ WILLIAM L. MILLER
                                          --------------------------------
                                          WILLIAM L. MILLER, CEO & CFO