Form 10KSB
period 2004-12-31
Surge Global Energy, Inc.
filed 2005-03-31
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-24269
                             ----------------------

                            SURGE GLOBAL ENERGY, INC.
                 (Name of small business issuer in its charter)
                             ----------------------

              DELAWARE                                        34-1454529
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                        122220 EL CAMINO REAL, SUITE 410
                           SAN DIEGO, CALIFORNIA 92130
               (Address of principal executive offices) (Zip Code)

                                  858-704-5010
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                  COMMON STOCK

                              (TITLE OF EACH CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $0.

         At March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $40,252,422.

         The number of shares outstanding of our Company's common stock at March 31, 2005 was 23,467,097.

         Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

================================================================================

                                               INDEX
                                               -----
                                                                                                  Page
                                                                                                Number
                                                                                                ------
   PART I

   Item 1.         Description of Business                                                         3

   Item 2.         Description of Property                                                        14

   Item 3.         Legal Proceedings                                                              15

   Item 4.         Submission of Matters to a Vote of Security Holders                            15

   PART II

   Item 5.         Market for Common Equity and Related Stockholder Matters                       15

   Item 6.         Management's Discussion and Analysis or Plan of Operation                      16

   Item 7.         Financial Statements                                                           24

   Item 8.         Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure                                                       24

   Item 8A.        Controls and Procedures                                                        24

   Item 8B.        Other Information                                                              25

   PART III

   Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                              26

   Item 10.        Executive Compensation                                                         30

    Item 11.       Security Ownership of Certain Beneficial Owners
                   and Management                                                                 34

   Item 12.        Certain Relationships and Related Transactions                                 36

   Item 13.        Exhibits                                                                       36

   Item 14.        Principal Accounting Fees and Services                                         37


                                                        2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I
------

         As used in this annual report on Form 10-KSB, "we," "us," "our," "Surge" and "our Company" refer to Surge Global Energy, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         Surge Global Energy Inc. is a Delaware corporation traded on the Bulletin Board under the symbol SRGG.OB. Surge maintains its corporate office at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Surge's Common Stock is registered with the SEC pursuant to Section 12(g) of the Securities and Exchange Act of 1934 and Surge is subject to the reporting requirements of the Exchange Act. Surge intends to develop oil and gas properties and explore for oil and gas on a world-wide basis, focusing mainly in Canada, Argentina and the United States.

         Surge holds the right to purchase interests in several domestic and foreign oil and gas prospects.

CHANGE IN CORPORATE NAME

         On October 13, 2004, Surge's name was changed from The Havana Group, Inc. to Surge Global Energy, Inc. and the symbol was changed to SRGG.OB.

COMPANY BACKGROUND

         Surge was incorporated on November 25, 1997 under the laws of the state of Delaware. Surge completed its initial public offering on May 14, 1998 concurrent with an SEC Form SB-2A filing and promptly commenced trading on the OTC Bulletin Board.

CORPORATE HISTORY

         On July 29, 2002, Surge acquired 100% of the common stock of Bible Resources, Inc. in exchange for 10.9 million shares of Surge's restricted common stock. Bible, at the time, was a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bibles' primary asset was an agreement to purchase an effective 50% investment interest in the Santa Rosa Dome Concession oil and gas property in Argentina from Cynthia Holdings Ltd. a subsidiary of Oromin Exploration Ltd. The remaining 50% interest in the Santa Rosa Project will be owned by Oromin Exploration Ltd. with whom Surge will partner with in developing the prospect.

         In January 2003, Management received the authority to proceed with the plan of disposal of its previously unrelated pipe and tobacco business. Surge continued operating its original business in conjunction with its current business before completing a spin-off wherein, its inventory was liquidated and its tangible and intangible assets were sold off. The spin-off was recorded as of December 31, 2003.

         On July 23, 2003, Surge engaged Mr. E. Jamie Schloss as Special Consultant to the Board of Directors and entered into an agreement with Castle Rock Resources, Inc. The agreement entitles Surge to a first right of refusal to acquire all of Castle Rock's domestic oil and gas drilling and exploration prospects until July 21, 2006.

         In October, of 2004 E. Jamie Schloss was appointed to the board of Directors.

         On October 13, 2004 that it has entered into an agreement with Dynamo Energy Corporation of Calgary, Alberta to obtain a right of first refusal on all its prospects for a period of five years until October 12, 2009. The purpose of this agreement is that Surge plans to ultimately acquire and fund one or more oil and gas development/exploration prospects in North America as a result of this agreement.

         On November 4, of 2004 David Perez and Gary Vandergrift were appointed to the board of Directors.

         On November 20, of 2004 David Perez was appointed to Chairman of the Board and Chief Operating Officer.

         In November, of 2004 William Miller, former Chief Executive Officer resigned and Fred W. Kelly was appointed Chief Executive Officer and Director.

         On November 30, of 2004 the company entered into an employment agreement with David Perez, Chief Operating officer.

         In December of 2004, Surge completed the restructuring of its balance sheet and the cancellation of its outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

         In December of 2004, Surge converted $600,000 previously paid to Oromin in order to exercise its right for a 17.52% interest in Cynthia Holdings (Oromin) for the Santa Rosa Argentina Exploration project.

         In December of 2004, Surge converted all notes payables and interest to common stock. In addition Surge completed a private placement for $184,000 for its common shares.

         In December of 2004, Surge acquired insurance coverage for $5 million of Directors & Officers Liability Insurance.

         In December of 2004, Surge sold tobacco assets and associated liabilities to former Chief Executive Officer William Miller and recognized a gain of $773,422 from disposal of discontinued operations.

         On February 4, 2005, Surge announced it had signed a letter of intent with Deep Well Oil & Gas, Inc. and Northern Alberta Oil, Ltd. to form a Joint Development and Operating Agreement whereby Surge will obtain a 40 percent working interest in 63 square miles in the Sawn Lake area of Alberta, Canada. Surge said it will pay $10 million in cash and approximately issue one-third of its in its common stock on a fully diluted basis in stages following signing of a formal agreement due to be completed within 30 days.

         On February 18, 2005, Surge announced it had entered into a revised letter of intent with Deep Well Oil & Gas, Inc. and Northern Alberta Oil, Ltd. to enter into a Farmout and Joint Operating Agreement whereby Surge will obtain an undivided 40 percent working interest in 63 square miles in the Sawn Lake area of Alberta, Canada. Surge said it will pay $2 million in cash and approximately issue one-third of its common stock on a fully diluted basis in stages following signing of a formal agreement.

         On February 25, 2005, Surge and its newly formed subsidiary, Surge Global Energy (Canada), Ltd., entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. in connection with a very large leasehold area in the Sawn Lake area of Alberta, Canada. Pursuant to the Farmout Agreement, Surge will drill a test well, at its expense, within a 150 day period from the date of the Farmout Agreement. By drilling the first well, Surge will earn 50% of Deep Well's and Northern's working interest in the square mile of land on which the test well is located plus Surge can choose five additional square miles of leasehold. Surge also has the option to drill a second well within 60 days after the rig release of the first test well in exchange for 50% of Deep Well's and Northern's working interest in the square mile of lease on which the second well, also called the first option well, is located. In addition, Surge can select five additional square miles of leasehold to drill additional wells. For a period of two years (the "Earning Period"), Surge will have the option to drill additional wells and each well will earn 50% of Deep Well's and Northern's working interest in six square miles of Surges' choosing until its has earned a 40% undivided working interest in the 63 square miles of leasehold in the Sawn Lake area.

         Surge also has the right to participate equally in the acquisition of other areas of mutual interest in the Sawn Lake area and other oil sands areas After the Earning Period, if Surge has chosen not to drill and earn all of the 63 square mile leasehold area Surge may be required to reconvey beneficial interests in lands that it has not earned an interest in by the end of the Earning Period.

         Pursuant to the Farmout Agreement, Surge is required to pay a prospect fee in the amount of $2 million payable as follows:

         o $1 million (reduced for certain expenses related to financing) within seven calendar days of the execution of the Farmout Agreement; and
         o $1 million (reduced for certain expenses related to our financing) upon completion or abandonment of a second test well.

         On March 3, 2005, Deep Well Oil & Gas, Inc. and Northern Alberta
Oil, LTD. granted Surge an extension of 15 business days from the date of the Farmout Agreement for the first $1 million payment. Also, an amount of Surge's common stock equal to one-third of its outstanding shares of common stock, on a fully diluted basis, as of February 17, 2005 (approximately 7,822,366 shares, before the exercise of stock options and anti-dilution clauses) will be placed in escrow for the benefit of Deep Well and Northern. The shares would be released from escrow when a mutually acceptable third party engineering firm has estimated that the acreage includes a specified amount of proved and producing reserves.

INTERNATIONAL OIL AND GAS DRILLING AND EXPLORATION PROGRAMS

         Surge is evaluating a major investment opportunity in the heavy oil sand deposits located in the Northern half of the Province of Alberta, Canada. Oil-In-Place in the entire oil sands area is estimated at 1.7 Trillion barrels by the Alberta Energy Utilities Board (EUB) of which 176 Billion barrels are considered by the EUB as recoverable by mining and Steam Assisted Gravity Drainage (SAGD).

         Through its agreement with Oromin Exploration Ltd., Surge had the right to purchase a 50% working interest in the Santa Rosa Dome Concession in Argentina. The Concession is located in the eastern half of the Cuyana basin in the Province of Mendoza, in central Argentina. The Concession occupies 7,694 square kilometers, comprising exploring block #CCyB-9. In May, 2004 Surge paid US$600,000 of its commitment through the Private Placement of Securities, and in December, 2004 issued 1,000,000 shares to perfect a 17.52% interest in the Santa Rosa Dome Oil & Gas exploration project in Argentina. At that time, Surge Global Energy Inc. waived it's right with Oromin Explorations, Ltd. to acquire an additional 32.48% interest in the Santa Rosa Dome Oil & Gas exploration project.

DOMESTIC OIL AND GAS DRILLING AND DEVELOPMENT PROGRAMS

         In July of 2004, Surge acquired a 50% interest in the Mirasol prospect in Ward County, Texas. In the first quarter of 2005, Surge has obtained an option on acquiring two existing, producing gas wells, each of which has a second offset location on the existing leases held by production. In that regard, Surge currently has an option to acquire a 75% working interest in each of these two wells located in Southeast Texas. The first is the Mossy Grove #1 well which is producing about 300 MCF per day located in Colorado County, and the Kerlick # 1 well producing about 250 MCF per day located in Colorado County. Both wells also produce some condensate. Both have been producing continuously since 1992 and projected production is expected to continue for more than 10 years. Each offset well would be drilled on the same leases now held by production. The cost of acquiring these two wells is approximately 36 months of production, of which 30 months would be paid in cash and the remainder in stock. With respect to the offset wells, it is estimated that each new well could have natural gas reserves of at least 5 BCF each, with a possibility of additional reserves from several zones ultimately in excess of 7.5 BCF per well. These two prospects, in addition to the Mirasol #1 well which is under lease and planned to be drilled in 2005 creates a relatively low risk/high return drilling program for 2005. The above properties are owned or controlled by Castle Rock Resources, Inc. whose sole shareholder is E. Jamie Schloss, a Director and Chief Financial Officer of Surge.

SALES AND MARKETING

         As we remain in the development stage, we have not yet generated any revenues, nor do we have any customers at this time.

         The principal target customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck oil and/or natural gas to storage, refining or pipeline facilities.

         We intend to sell our oil production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual.

         We have not yet adopted any specific sales and marketing plans. However, as production levels increase, the need to hire sales and marketing personnel will be addressed.

COMPETITION

         The oil business is highly competitive. We will compete with private, public and state-owned companies in all facets of the oil business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

         Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

GOVERNMENT AND ENVIRONMENTAL REGULATION

         Domestic development, production and sale of oil are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas in which we intend to conduct operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

         Our operations will be subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

         Some risk of costs and liabilities related to environmental, health and safety matters is inherent in our operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

         As we remain in the development stage, our staffing remains limited. At December 31, 2004, we had four (4) full-time employees, all of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

                                  RISK FACTORS

                    RISKS RELATED TO OUR BUSINESS AND COMPANY

         The following factors could cause actual results to differ materially from those contained in forward-looking statements in this annual report.

OUR FUTURE PERFORMANCE IS DEPENDENT UPON OUR ABILITY TO IDENTIFY, ACQUIRE AND DEVELOP OIL PROPERTIES.

         Our future performance depends upon our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find and develop or acquire reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business.

         The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploitation and development may materially exceed initial estimates.

         We can provide no assurance that oil will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil reserves are ultimately discovered in commercial quantities. Although our new management team has significant industry experience, we do not have an established history of locating and developing properties that have oil reserves.

THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN IS SUBJECT TO RISKS INHERENT IN THE OIL BUSINESS.

         Our oil operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

EXPANSION OF OUR OPERATIONS WILL REQUIRE SIGNIFICANT CAPITAL EXPENDITURES FOR WHICH WE MAY BE UNABLE TO PROVIDE SUFFICIENT FINANCING.

         Although we believe our existing capital resources are sufficient to sustain our current level of operations, our business model contemplates expansion of our business by identifying and acquiring additional oil properties. We intend to rely on external sources of financing to meet the capital requirements associated with the expansion of our oil operations. We plan to obtain the future funding that we will need through debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

         We also intend to make offers to acquire oil properties in the ordinary course of our business. If these offers are accepted, our capital needs will increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE SUBSTANTIALLY IN THE FUTURE AND MAY NEED TO RAISE ADDITIONAL FUNDS.

         We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

WE ARE A DEVELOPMENT STAGE COMPANY IMPLEMENTING A NEW BUSINESS PLAN.

         We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2004 and 2003, we reported losses of $3,047,196 and $814,547, respectively. In addition, our consolidated financial statements for the year ended December 31, 2004, contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

WE RELY HEAVILY UPON RESERVE ESTIMATES WHEN DETERMINING WHETHER OR NOT TO INVEST IN A PARTICULAR OIL PROPERTY.

         The reserve information that we use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of uncertainty. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

         Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and natural gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and natural gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and natural gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil to an amount that is less than the cost of recovery of such oil in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

         In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interests rates in effect from time to time and risks associated with us or the oil and gas industry in general.

OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL.

         The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well.

         There can be no assurance that oil will be produced from the properties in which we have interests. In addition, the marketability of any oil that we acquire or discover may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

         In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

MARKET FLUCTUATIONS IN THE PRICES OF OIL COULD ADVERSELY AFFECT OUR BUSINESS.

         Prices for oil tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

         Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

         Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

COMPLYING WITH ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS COULD BE COSTLY AND COULD NEGATIVELY IMPACT OUR PRODUCTION.

         Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

         Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

         The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

THE OIL INDUSTRY IS HIGHLY COMPETITIVE.

         The oil industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.


                           RISKS RELATED TO OUR STOCK

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

          Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Description of Securities."

OUR STOCK PRICE CAN BE EXTREMELY VOLATILE.

         Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS.

         We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and
         o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         o obtain financial information and investment experience objectives of the person; and
         o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         o sets forth the basis on which the broker or dealer made the suitability determination; and
         o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 122220 El Camino Real, Suite 410 San Diego, California 92130. We have subleased an office and administration space on a month to month basis for $1,800 per month.

         Our company's original business was in tobacco. We decided to transition to the oil and gas business in December 31, 2003. While we commenced our operations in December 31, 2003, we did not begin drilling operations until March 2005. Accordingly, (1) we did not engage in any production activities during the fiscal years ended December 31, 2004 and 2003, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 ("SFAS 69"), and (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2004 and 2003.

         We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

         Our oil properties consist primarily of oil wells and our ownership in leasehold acreage, both developed and undeveloped. The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease or option as of March 31, 2005.

                                                      GROSS               NET
                                                     -------            -------
Developed Acreage
None

Total
                                                     =======            =======
Undeveloped Acreage
Sawn Lake, Canada                                   39,836             15,934
West Texas, U.S.                                        190                 85

                                                     -------            -------

Total                                                40,026             16,019
                                                     =======            =======

         A developed acre is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof.

         Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Our common stock is quoted on the OTC Bulletin Board under the symbol "SRGG.OB".

         The following quotations obtained from www.nasdaq.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

         ----------------------------------------------------------------------
           QUARTER ENDED                      HIGH                        LOW
         ----------------------------------------------------------------------
         December 31, 2004                   $3.050                      $0.740
         ----------------------------------------------------------------------
         September 30, 2004                  $1.010                      $0.590
         ----------------------------------------------------------------------
           June 30, 2004                     $1.290                      $0.400
         ----------------------------------------------------------------------
           March 31, 2004                    $1.350                      $0.300
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
         December 31, 2003                   $0.490                      $0.210
         ----------------------------------------------------------------------
         September 30, 2003                  $0.580                      $0.120
         ----------------------------------------------------------------------
           June 30, 2003                     $0.290                      $0.120
         ----------------------------------------------------------------------
           March 31, 2003                    $0.350                      $0.100
         ----------------------------------------------------------------------

         Our common shares are issued in registered form. American Stock Transfer (38 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares.

         As of March 29, 2005, we had 23,467,097 shares of common stock outstanding and approximately 250 stockholders of record.

DIVIDEND POLICY

         We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

RECENT UNREGISTERED SALES OF SECURITIES

         In the fourth quarter of 2004, the Company issued a total of 1,832,123 shares. One million shares were issued to Oromin Exploration, Inc, to perfect an interest in the Santa Rosa property. An aggregate of 391,208 shares were issued to convert notes and obligations of the company at a price of from $1.35 per share to $1.50 per share. The Company also issued an aggregate of 434,815 shares in exchange for $377,000 of proceeds, net of costs and fees. And an aggregate of 6,100 shares were issued to Bill Miller in exchange for cancellation of preferred stock pursuant to Asset Purchase Agreement the Company entered into in December 2004. The Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. Surge has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized, nor there be any assurance that Surge has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to Surge's stock. In particular, investors should refer to the section entitled, Risk Factors that May Affect Future Results and Market Price of Stock.

         The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Surge, especially our quarterly reports, as they have been filed with the SEC. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

         Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

         We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

         The Company has incurred significant costs in connection with the issuance of equity- based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

         We account for equity based compensation, issued to non-employees in exchange for goods or services , in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

RESULTS OF OPERATIONS

         As noted previously, we discontinued operations of our tobacco and related business effective December, 16, 2004 As a result, the majority of our previous revenues and expenses are no longer included in continuing operations and now disclosed as discontinued operations. Our remaining operations now consist solely of our oil and gas exploration efforts.

         The Company had no revenues in the twelve months ended December 31, 2004 or 2003. Total operating expenses as well as loss from continuing operations for the twelve months ended December 31, 2004 compared to 2003 increased by $3.100 million to $3.749 million from $649,281 in the prior period.

         Included within the $3.100 million increase compared to the twelve months ended December 31, 2003 is $2.168 million of vested stock options and $30,248 in expensed anti-dilution shares related to employee compensation agreements for the year ended December 31, 2004. The Company also charged to operations $778,500 of mineral exploration expenses related to the Santa Rosa property for the year ended December 31, 2004. The remaining $124,000 was due to higher payroll, fund raising and related legal expenses.

          Interest expense, net for the twelve months ended December 31, 2004 decreased to $21,004 from $48,108. The Company converted all continuing operations outstanding debt to common stock to lower interest expense compared to the same period of 2003.

     Loss from discontinued operations for the twelve months ended December 31, 2004 declined to a loss of $71,298 from a loss of $165,266 in the same period of 2003. Following the decision to discontinue the tobacco and related business in January 2003, the Company significantly reduced expenditures. For the period ended December 31, 2004, in completing the sale of the tobacco and related business, the Company realized a one time $773,422 gain on disposal due largely to debt forgiveness by the previous Chief Executive Officer.

         Total loss for both continuing and discontinued operations increased by $2,232,649 to $3,047,196 for the twelve months ended December 31, 2004 to $814,547 in the same period of 2003 as a combination of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

         As of December 31, 2004, we had a deficiency in working capital of $363,248. For the year ended December 31, 2004, we generated a net cash flow deficit from operating activities of ($1,201,700), consisting primarily of year to date losses of ($3,749,320) from continuing operations, a combined net profit of $702,124 from discontinued operations loss of ($71,298) and gain on disposal as well as net increases in discontinued assets and liabilities of ($773,322). Also included was $2,168,720 of deferred compensation related to employee stock options, 271,598 in increased current liabilities and other and $178,500 in common stock issued in exchange for mineral exploration costs. Offsetting the $1,201,700 operating activity deficit was $1,352,500 in proceeds from the sales of common stock and stock subscriptions consisting of $1,327,500 and $25,000 in proceeds from notes payable.

FUTURE OPERATIONS:

         In February and March, 2005, the Company raised a total of $1,710,000 through the issuance of Promissory Notes convertible into common stock. Under the terms of the Farmout Agreement with Deep Well Oil & Gas, Inc, an initial payment of $1,000,000 is due for the acquisition of Sawn Lake property rights. In addition, the Company is obligated to issue 1/3 of it's common stock on a fully diluted basis to complete the purchase, plus a second payment of $1,000,000 after the second test well is drilled. The Farmout agreement covers 63 square miles (sections, or a total of 40,320 acres. The Company's 40% working interest therefore will be 16,128 net acres. Under the Farmout agreement, the Company is obligated to pay 80% of the costs of the first ten wells drilled on the leases. Two non-affiliated third parties each own a 10% working interest. Using an average of four wells per section, the Company could be able to drill over 250 wells on the property. Additional financing through debt or common stock issuance will be necessary for the Company to be able to complete the entire drilling program.

         By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         The independent auditor's report on the Company's December 31, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

REVENUE RECOGNITION

         For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

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

         SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

OTHER ASSETS

         In June 2004, the Company entered into an "Assignment of Oil and Gas Leases" ("Assignment") with Castle Rock Resources, Inc. ("Assignor"), an entity controlled by the Company's Acting Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor shall have the right to recoup the first $400,000 from income derived from the gas well. As of December 31, 2004, no drilling on a new well has commenced yet and no revenues or expenses generated from the lease. The fair value of the Company's investment in Oil and Gas Leases remained at $25,000 as of December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

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

         In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R").

         SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

INFLATION

         In the opinion of management, inflation will not have an impact on Surge's financial condition and results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

         Surge does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

         We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS

         Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our properties; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the oil and gas industry.

         Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

DEPENDENCE UPON MANAGEMENT

         Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Fred Kelly, our Chief Executive Officer and member of our Board of Directors and David Perez, our Chief Operating Officer and Chairman of the Board of Directors. If we lost the services of either Mr. Kelly or Mr. Perez, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

LACK OF INDEPENDENT DIRECTORS

         We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between Surge and its stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of Surge, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

CONTINUED CONTROL BY CURRENT OFFICERS AND DIRECTORS

         The present officers and directors own approximately 37.0% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control Surge, including, without limitation, authorizing the sale of equity or debt securities of Surge, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

MANAGEMENT OF GROWTH

         We may experience growth, which will place a strain on our managerial, operational and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

DECEMBER 31, 2004 PRO FORMA

         Subsequent to December 31, 2004, the Company entered into a Farmout Agreement and obtained $1.710 million in convertible notes and $25,000 from the exercise of stock options. The pro forma table below assumes these transactions occurred at the presented balance sheet date of December 31, 2004. See the Subsequent Event, footnote N, in the Financial Statements for additional information for these two transactions.

                            Pro forma Balance Sheet
                            -----------------------
                                                     Deep Well
                                                     Oil & Gas,
                                  Balance Sheet      Inc. and         Convertible
                                   as Presented      Northern           Notes &
                                   December 31,     Alberta Oil,        Option
                                       2004            Ltd.            Exercise          Pro forma
                                 -------------     -------------     -------------     -------------
Assets:
-------
 - Cash                          $    159,935      $ (1,000,000)     $  1,735,000      $    894,935
 - Other Assets                        25,000        24,467,098                --        24,492,098
                                 -------------     -------------     -------------     -------------
Total Assets                     $    184,935      $ 23,367,098      $  1,735,000      $ 25,287,033
                                 =============     =============     =============     =============

Liabilities & Equity:
---------------------
- Liabilities                         523,183                --                --           523,183
Equity
- Common Stock                         23,367             7,822               860            32,049
- Deferred Compensation            (7,020,985)                                           (7,020,985)
- Additional Paid in Capital       18,996,881        23,359,276         1,838,473        44,194,630
- Retained Earnings               (12,337,511)                           (104,333)      (12,441,844)
                                 -------------     -------------     -------------     -------------

Total Equity                         (338,248)       23,367,098         1,735,000        24,738,850

Total Liabilities & Equity            184,935        23,367,098         1,735,000        25,287,033
                                 =============     =============     =============     =============

Shares Outstanding                 23,367,097         7,822,366           860,000        32,049,463
Warrants Outstanding                       --                --           855,000           855,000

DECEMBER 31, 2004 PRO FORMA ASSUMPTIONS

Outstanding Shares
------------------

         Subsequent to December 31, 2004, an ex-director exercised 100,000 options for $25,000 to increase outstanding shares to 23,467,097.

Deep Well Oil & Gas, Inc. and Northern Alberta Oil, Ltd. Transaction
--------------------------------------------------------------------

         In February, the Company entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. and Northern Alberta Oil, Ltd. The Deep Well and Northern transaction terms were $1 million in cash and common stock equal to one third of outstanding shares of 23,467,097 or an estimated 7,822,366 shares before the exercise of options and anti-dilution provisions. The assumed share price was 85% of the average market price of $3.53 or $3.00 net. The Company anticipates capitalizing this consideration as an Investment within Other Assets on the balance sheet.

Convertible Notes Transaction
-----------------------------

         In March, the Company obtained $1.710 million 6% promissory notes from private parties convertible in common stock at $2.25 per share. In addition, the convertible notes include 855,000 warrants exercisable at $4.00 that expire in five years. The Convertible Notes transaction above assumes all notes convert to stock. The $2.25 per share conversion price equals an anticipated 760,000 shares.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of our Company during fiscal 2004.


---------------------------------------------------------------------------------------------
NAME                       POSITION HELD WITH OUR COMPANY      AGE           DATE FIRST
                                                                        ELECTED OR APPOINTED
---------------------------------------------------------------------------------------------
                                             DIRECTORS
---------------------------------------------------------------------------------------------
Fred W. Kelly          Chief Executive Officer & Director       68        November 26, 2004
---------------------------------------------------------------------------------------------
David Perez            Chief Operating Officer & Chairman of    41        November 20, 2004
                       the Board & Director
---------------------------------------------------------------------------------------------
E. Jamie Schloss       Chief Financial Officer & Director       62        October 8, 2004
---------------------------------------------------------------------------------------------
Frederick C. Berndt    Vice President & Director                30        September 23, 2002
---------------------------------------------------------------------------------------------
Chet Idziszek          Director                                 57        August 5, 2002
---------------------------------------------------------------------------------------------
Gary Vandergrift       Director                                 52        November 4, 2004
---------------------------------------------------------------------------------------------
Richard Manning        Director                                 81        August 20,2002
---------------------------------------------------------------------------------------------




         The directors of our Company are elected at each annual general meeting and hold office until the next annual general meeting or until their successors are appointed.

BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

MR. FRED KELLY BSC, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Kelly has 45 years of experience in the oil and gas business. From 1959 to 1965, he was a production and drilling engineer for Richfield Oil Corporation, and after its merger with Atlantic Refining Company in 1966, a drilling engineer for Atlantic Richfield Oil Corporation (ARCO). From 1966 to 1967, he performed sales and log interpretation for the then newly-introduced open-hole logging services of Perforating Guns of Canada. From 1967 to 1970, he served as a senior engineer in drilling operations and in gas supply for Esso Libya. From 1970 to 1983, he held various positions with Samedan Oil of Canada, including Division Manager for the Canadian division. In 1983, he transferred to Samedan Oil Corporation's Oklahoma office, where he became Vice President of Operations. In such position, he oversaw North American onshore and Gulf of Mexico offshore, and non-operated properties in North Africa, Indonesia, Southeast Asia and Equatorial Guinea in Africa. From 1990 to 2002, Mr. Kelly was Vice President of Operations for NAL Resources, where he was actively engaged in the acquisition and exploitation of oil and gas properties in Alberta, Saskatchewan, and Lake Erie in Ontario. Since his retirement from NAL Resources in 2002, he has been an independent oil and gas consultant.

MR. DAVID PEREZ, CHIEF OPERATING OFFICER AND CHAIRMAN OF THE BOARD

         Mr. Perez has over 23 years of entrepreneurial and executive management experience. In 1986, Mr. Perez as the President and cofounder of Cellular Solutions Ltd., a wireless software development company. In 1990, Cellular Solutions Ltd. was sold to TeleSciences Inc., and Mr. Perez remained President of Cellular Solutions. From 1990 to 1992 Mr. Perez ran the TeleSciences wireless billing and operation support systems group. From 1992 to 1995, Mr. Perez provided consulting services for business development, customer acquisition and operational support systems for TeleSciences and other large telephone and cable TV operators. In 1994, Mr. Perez founded and became CEO of COM2001 Corporation, also known as Alexis Communications, Inc., a developer of unified communications software for Application Service Providers (ASPs) and small- to large-scale enterprises. He continued in various executive positions at COM2001/alexis communications until 2001. Since 2001, Mr. Perez has been providing business development and private equity consulting services to venture capital groups and investment banks. Since October 2003, Mr. Perez has also been providing consulting services to companies engaged in mining, oil and gas exploration.

MR. E. JAMIE SCHLOSS, CHIEF FINANCIAL OFFICER & DIRECTOR

         Mr. Schloss is the founder of Castle Rock Resources, Inc. and holds a Juris Doctor and was a Certified Public Accountant in California and New Jersey from 1966-1990. Mr. Schloss was also an executive and officer of several entertainment industry firms including MCA, Inc., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios. Mr. Schloss was an investor in oil & gas drilling ventures for 10 years from 1980 to 1990 and the founder, President and CFO of Castle Rock Resources, Inc., an oil & gas exploration and drilling company. Castle Rock participated in the drilling of more than 25 wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June, 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for $16,000,000 in total. Mr. Schloss was Controller and Treasurer of The Polly Bergen Company a public company from 1970 to 1972. Mr. Schloss was Controller of Hal Roach Studies, Inc. , a public company from 1985 to 1986.

MR. FREDERICK C. BERNDT, DIRECTOR AND EXECUTIVE VICE PRESIDENT

         Mr. Berndt, director, has an extensive background in banking, having studied Finance and Economics at Geneva College in Pennsylvania. Mr. Berndt began his career in Commercial Banking in 1995. In 1997, he became licensed as a Series 7 and 63, for Rise securities and became a partner/Vice President of Berndt & Associates Investment Management, a full service money management firm that was formed in the early 1970's. In 1999, Mr. Berndt passed his Securities Principal's license and became the principal and compliance officer for Rise Securities, Inc. In 2001, Mr. Berndt left Berndt & Associates to pursue a consulting career in investment banking. He consulted for EWRX Internet solutions, an anti-virus software company and ALS.

MR. CHET IDZISZEK (BSC MSC FGS), DIRECTOR

         Mr. Idziszek, President and Chairman, Oromin Explorations, Inc., which holds the mineral rights to the Santa Rosa Dome Concession in Argentina. Mr. Idziszek is a geologist and business executive with extensive experience in the mining and precious metals businesses. During his distinguished career, Mr. Idziszek has also served as President of Prime Explorations Ltd., the exploration arm for the Prime Group of Companies, and as Vice President and Exploration Manager for New Jersey Zinc Exploration Co. (Canada) Ltd. In 1990, he received the "Mining Man of the Year" award in recognition of his vital role in the discovery and development of the Eskay Creek gold deposit in Canada, and in 1994 he received the prestigious "Prospector of the Year" award in recognition for the major role he played in the Eskay Creek project as well as for his leadership of Adrian Resources, Ltd. during the exploration and development of the Petaquilla copper-gold-silver-moly deposits in the Republic of Panama.

MR. GARY W. VANDERGRIFT (P ENG.), DIRECTOR

         Mr. Vandergrift has over thirty years of experience in oil and gas exploration, development, technology, and engineering. Mr. Vandergrift has held supervisory engineering positions at Kloepfer Coles Nikiforuk Pennell Associates as well as Placer Development, Ltd. Mr. Vandergrift has held executive positions at Northridge Exploration, Trophy Petroleum, and Dynamo Energy. Mr. Vandergrift has experience both domestically and internationally. Mr. Vandergrift has provided international property evaluations, development plans, exploration support, and bids for oil and gas concessions in Argentina, Azerbaijan, Cameroon, Indonesia, and Malaysia. In Azerbaijan, Mr. Vandergrift managed several oil properties. Through his developmental plans and drilling expertise, reserves and production were doubled. Mr. Vandergrift has also been recognized by the Azerbaijan government for having a role in the 'Sustainable Development Program,' which implemented strict safety and environmental standards in field operations. Mr. Vandergrift is a member of: The Society of Petroleum Engineers of AIME, The association of professional engineers of British Columbia, The Canadian Institute of Mining and Metallurgy, and the Alberta Association of professional engineers, geologists and geophysicists.

FAMILY RELATIONSHIPS There are no family relationships between any of our Company's directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

         1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

         3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) REPORTING

         To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2004, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements.

BOARD COMMITTEES

         We have are in the process of forming our audit, compensation and nominating committees.

CODE OF ETHICS

         Effective March 31, 2005, our Company's board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our Company's President and Chief Executive Officer (being our principal executive officer), our Company's Chief Financial Officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
         (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
         (3) compliance with applicable governmental laws, rules and regulations;
         (4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
         (5) accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our Company's personnel shall be accorded full access to our Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company's personnel are to be accorded full access to our Company's Audit Committee if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer or by any person who would be considered an "insider" for the purposes of our Company's Insider Trading Compliance Policy by virtue of such person's relationship to the Chief Financial Officer.

         In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company's Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer, the incident must be reported to any member of our Company's Audit Committee. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company's Code of Business Conduct and Ethics by another.

ITEM 10. EXECUTIVE COMPENSATION

         Particulars of compensation awarded to, earned by or paid to:

         (a)      our Company's chief executive officer (the "CEO");

         (b) each of our Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

         (c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the most recently completed fiscal year;

(all such persons are referred to as the "Named Executive Officers") are set out in the summary compensation table below.


====================================================================================================================================
                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                   ANNUAL COMPENSATION                        LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                              AWARDS                     PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Securities
                                                                              Underlying    Restricted
                                                              Other           Options/      Shares or
                                                              Annual          SARs          Restricted
Name and Principal                                            Compen-         Granted       Share        LTIP        All Other
Position                 Year     Salary          Bonus       sation(1)        (#)          Units        Payouts     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Fred W. Kelly            2004    $  10,142       $25,000         0              700,000       0            0           0
Chief Executive Officer, & Director                                         shares
------------------------------------------------------------------------------------------------------------------------------------
David Perez              2004    $ 25,433        0               $1,000         4,026,406     0            0           0
Chief Operating Officer, Chairman of the Board shares
------------------------------------------------------------------------------------------------------------------------------------
Frederick C. Berndt      2004    $ 65,000        0               0              0             0            0           0
Vice President &
Director&
------------------------------------------------------------------------------------------------------------------------------------
William Miller           2004    $ 89,998        0               0              0             0            0           0
Former CEO & Director
------------------------------------------------------------------------------------------------------------------------------------
E. Jamie Schloss         2004    0               0               0              400,000       0            0           0
Chief Financial Officer                                                        shares
& Director*
------------------------------------------------------------------------------------------------------------------------------------
E. Jamie Schloss         2003    0               0               0              400,000       0            0           0
Chief Financial Officer                                                        shares
& Director*
====================================================================================================================================

         The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board or below market value as additional compensation. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

===============================================================================
                        NUMBER OF     % OF TOTAL
                        SECURITIES    OPTIONS/
                        UNDERLYING    SARS GRANTED
                        OPTIONS/      TO EMPLOYEES   EXERCISE
                        SARS          IN FISCAL      PRICE           EXPIRATION
NAME                    GRANTED (#)   YEAR           ($/SHARE)       DATE
===============================================================================
Fred W. Kelly            700,000        100%          $  .65         11/30/2014
-------------------------------------------------------------------------------

David Perez            4,000,000         100%         $  .65         11/30/2014
                          19,279         100%         $ 1.35         11/30/2014
                           7,127         100%         $ 1.50         11/30/2014
-------------------------------------------------------------------------------

E. Jamie Schloss         400,000         100%         $  .65       12/09/2014 &
                         400,000           0%     and $  .25         07/21/2006
-------------------------------------------------------------------------------

Gary Vandergrift         400,000         100%         $   65          11/4/2014
-------------------------------------------------------------------------------

Total                  5,926,406
===============================================================================

         The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 and the exercise price of the individual's options. No Named Executive Officer exercised options during fiscal 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

=====================================================================================================================
NAME                    SHARES          AGGREGATE     NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                        ACQUIRED ON     VALUE         UNEXERCISED OPTIONS/SARS AT        IN-THE-MONEY OPTIONS/SARS AT
                        EXERCISE (#)    REALIZED ($)  FY-END (#)                         FY-END ($)

                                                      EXERCISABLE / UNEXERCISABLE        EXERCISABLE / UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
                                                      EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
Fred Kelly              0               0                19,444         680,556         $     35,000     $  1,225,000

David Perez             0               0             1,401,406       2,625,000         $  2,502,978     $  4,725,000

E. Jamie Schloss        0               0               400,000         400,000         $    880,000     $    720,000

Gary Vandergrift        0               0                11,111         388,889         $     20,000     $    700,000

Chet Idziszek           0               0               400,000               0         $    880,000     $          0

Richard Manning         0               0               400,000               0         $    880,000     $          0

 Total                  0               0             2,631,961       4,094,445         $  5,197,978     $  7,370,000
=====================================================================================================================

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

FRED KELLY, CHIEF EXECUTIVE OFFICER

         We have entered into an employment letter with Mr. Kelly pursuant to which he will be employed as Chief Executive Officer. Under the terms of the employment letter, Mr. Kelly will receive a starting salary of $100,000 per year, subject to review after 90 days, and he will be eligible to participate in bonus and benefits programs established by our company. He also received on November 30, 2004, a stock option to purchase 700,000 shares of common stock at an exercise price of $0.65 per share, vesting monthly over three years. The option has a term of ten years, subject to continuing service with our company. Mr. Kelly will also receive a signing bonus of $25,000 payable 90 days after his start date.

DAVID PEREZ, CHAIRMAN OF THE BOARD AND CHIEF OPERATING OFFICER

         On November 30, 2004, we entered into an employment agreement with Mr. Perez. The agreement is for a term of five years, and the term will automatically extend to ten years if during any of the first three fiscal years ending on or after January 1, 2005, our net income before income taxes, as adjusted, exceeds $1,500,000. Mr. Perez's base compensation will be $250,000 per year, subject to increases in the discretion of the board or the compensation committee. Mr. Perez will also be entitled to a performance bonus equal to 5% of our net income before income taxes, as adjusted, in excess of $500,000 for each fiscal year. Mr. Perez is also entitled to an automobile allowance, term life insurance on his behalf, reimbursement of legal expenses incurred in connection with his service as an officer and director of our company, and other benefits.

         Mr. Perez also became entitled to, and was granted on November 30, 2004, an option to purchase 3,000,000 shares of common stock at an exercise price of $.65 per share. The option has a life of ten years, subject to continuing service with our company. The option vested as to 1,000,000 of such shares immediately, and the balance will vest monthly over two years. Mr. Perez is also entitled to receive additional options for a number of shares equal to 14.3% of any additional equity we issue, subject to exceptions for stock dividends, stock splits, shares issued to employees, directors and consultants pursuant to board-approved compensation plans, shares issued in a public offering, shares issued for business combinations and up to 200,000 shares issued to certain vendors. The additional options will have an exercise price equal to the price the issued securities are sold or deemed sold, will be immediately vested, and will have a life of ten years, subject to continuing service with our company.

           In the event we terminate the employment of Mr. Perez without cause, or Mr. Perez terminates his employment for certain defined reasons including our default under the employment agreement or a reduction in his duties or responsibilities, Mr. Perez will be entitled to receive a pro-rated bonus, plus, if such termination is within the first year of the term, a severance payment equal to $500,000 minus base compensation paid to the date of termination, or if such termination is after the first year of the term, a severance payment equal to four times his base compensation. Mr. Perez will also in such cases be entitled to an acceleration of vesting on all stock options he holds, and such options will remain exercisable for their full term. Should the compensation or benefits Mr. Perez receives under this agreement or his stock options be deemed to constitute a "parachute payment" under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Perez an additional payment to cover the excise taxes imposed by federal and state law on such parachute payment, and additional "gross-up" payments to cover further income taxes on such additional payments.

         If Mr. Perez offers to continue his employment at the end of the term and we do not accept such offer, it will be treated as a termination without cause. Mr. Perez will not be entitled to the foregoing severance benefits if he resigns due to non-payment of accrued base compensation before such time as we have raised at least $2 million in financing following the date of the agreement.

         On November 30, 2004, we also issued to Mr. Perez an option to purchase 600,000 shares of common stock at an exercise price of $0.65 per share. The option has a life of ten years, subject to continuing service with our company. The option vests monthly over three years. . In connection with his appointment to the Company's Board of Directors on November 4, 2004, the executive was granted a five-year option to purchase 400,000 shares of common stock at an exercise price of $0.65 per share with 275,000 shares vesting immediately and the remaining 125,000 shares vesting on November 4, 2005. Mr. Perez currently holds options to purchase an aggregate of 4,000,000 shares of common stock, 1,275,000 of which are currently exercisable.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Directors and executive officers receive, on an annual basis, incentive stock options to purchase shares of our common stock as awarded by our Board of Directors in consultation with the compensation committee.

         Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated herein, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

         There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

         To date, we have granted to directors, officers, employees and consultants incentive stock options to purchase shares of our common stock subject to and in accordance with the prevailing policies of the stock exchange on which our shares were then listed. Options are granted based on the assessment by our Board of Directors and/or compensation committee of the optionee's past and present contribution to the success of our company. These options are not transferable and are exercisable from the date granted until the earliest of (i) such number of years (up to ten years) from the date of the grant, or (ii) such number of days following the death of the optionee as is specified in each optionee's option agreement.

         Other than the management agreements, the advisory agreements and the stock incentive plans discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The authorized capital of our Company consists of: 75,000,000 shares of Common stock. As of December 31, 2004 and 2003, the Company has 23,367,097 and 18,421,667 shares of common stock issued and outstanding.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

-----------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner              Amount and Nature of            Percentage
                                                  Beneficial Ownership            of Class(7)
-----------------------------------------------------------------------------------------------

David Perez                                          1,701,406 (1)                   6.8%
12220 El Camino Real, Suite 410
San Diego, CA  92130

-----------------------------------------------------------------------------------------------

Fred Kelly *                                           77,776 (2)                    0.3%
144 4th Avenue, Suite 1800
Calgary, Alberta  Canada  T2P 3N4
-----------------------------------------------------------------------------------------------

E. Jamie Schloss                                    2,733,333 (3)                    11.4%
3800 Bryan Station Road
Lexington, KY  40516
-----------------------------------------------------------------------------------------------

Frederick C. Berndt                                 3,466,174                        14.8%
7090 Whipple Avenue, NW
North Canton, OH  44720
-----------------------------------------------------------------------------------------------

Chet Idziszek                                       1,637,600 (4)                    6.9%
1055 West Hastings Street
Vancouver, British Columbia Canada V6E2E9
-----------------------------------------------------------------------------------------------


                                             34


-----------------------------------------------------------------------------------------------
Gary Vandergrift *                                    44,445 (5)                     0.2%
Box 20332 Stock Exchange RPO
Calgary, Alberta  Canada T2P4J4
-----------------------------------------------------------------------------------------------

Total shares held by Officers and Directors         9,660,734 (6)                   37.0%
(6 persons)
-----------------------------------------------------------------------------------------------

Steven Heard                                        4,000,000                       17.0%
9638 104th Avenue N
Largo, FL  33771
-----------------------------------------------------------------------------------------------

         * Represents less than 1% of our Company's outstanding stock

         (1) Includes 1,701,406 shares underlying currently exercisable options.
         (2) Includes 77,776 shares underlying currently exercisable options.
         (3) Includes 433,333 shares underlying currently exercisable options.
         (4) Includes 400,000 shares underlying currently exercisable options, plus 1,000,000 shares owned by an affiliated company controlled by Mr. Idziszek.
         (5) Includes 44,445 shares underlying currently exercisable options.
         (6) Includes 2,656,960 shares underlying currently exercisable options.
         (7) Based on 26,124,057 shares of common stock issued and outstanding as well as currently exercisable options as of March 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

CHANGES IN CONTROL

         We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Surge , other than the conversion of our outstanding convertible debentures in certain circumstances.

EQUITY COMPENSATION PLAN INFORMATION

  NONE

------------------------------------------------------------------------------------------------------
Plan Category           Number of securities to be       Weighted average         Number of securities
                        issued upon exercise of          exercise price of        remaining available
                        outstanding options, warrants    outstanding options,     for future issuance
                        and rights                       warrants and rights
------------------------------------------------------------------------------------------------------
Equity compensation                   0                          0                        0
plans approved by
stockholders
------------------------------------------------------------------------------------------------------
Equity compensation                   0                          0                        0
plans not approved by
stockholders (1)
------------------------------------------------------------------------------------------------------
Total                                 0                          0                        0
------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

         In June 2004, the Company entered into an "Assignment of Oil and Gas Leases" ("Assignment") with Castle Rock Resources, Inc. ("Assignor"), an entity controlled by the Company's Acting Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000.

         The Company has entered into a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the "Agreement") with Cynthia Holdings Limited ("Cynthia"), an entity controlled by a member of the Company's Board of Directors Chet Idziszek, whereby Cynthia has agreed to sell to the Company an effective 50% interest in certain oil and gas rights in the Cuyana Basin of central Argentina which is owned by Cynthia's wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. Pursuant to the Agreement, the Company remitted to Cynthia and Irie Isle Limited a total of $600,000 in cash and 1,000,000 shares of its common stock in connection with fulfilling the terms of the Agreement and reduced it's interest in the Santa Rosa property to 17.52%.

         The Company Entered into an agreement with Dynamo Energy Corporation of Calgary, Alberta "), an entity controlled by a member of the Company's Board of Directors Gary Vandergrift, to obtain a right of first refusal on all its prospects for a period of five years until October 12, 2009. The purpose of this agreement and the Registrant's plans is to ultimately acquire and fund one or more oil and gas development/exploration prospects in North America as a result of this agreement. Dynamo Energy Corporation will provide the Havana Group with opportunities to acquire various Oil and Gas Companies and Oil and Gas Projects. The Parties agree to cooperate and pursue this business opportunity. Dynamo Energy Corporation has identified Oil in Place of Ten Billion Barrels of Heavy Oil and Gas Leases to be purchased and developed in Alberta Canada. Dynamo will offer Surge Global Energy Inc. the right of first refusal to participate in up to 100% of the above mentioned project as well as any additional projects for a period of five years from the date of this agreement. Surge agrees to pay Dynamo Energy Corporation a 2 1/2% finder's fee on the total value of all acquisitions, to be paid in stock or cash immediately upon closing of any transaction and a 5% GORR (Gross Over Riding Royalty) on all the Petroleum and Natural Gas rights acquired in all transactions and all lands at the time of the acquisition and subsequently acquired by the company for the development of these projects.

            Pursuant to the Asset Purchase Agreement in December 2004, the Company's former Chief Executive Officer, William Miller legally released the Company from obligations of the notes payable in an aggregate amount of $200,000 related to the discontinued tobacco business. The Company has no outstanding notes payable due to the Company's former Chief Executive Officer at December 31, 2004.

            During the year ended December 31, 2004, the Company issued 37,600 shares of its common stock to the Company's Director Chet Idziszek in exchange for $50,000 of note payable and accrued interest of $6,400. The note had an original principal amount of $50,000, accrued interest at 6% per annum. The Company has pad in full the notes payable due to Company's Director at December 31, 2004 .

         The promoters of our Company are our directors and officers.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report:

Exhibit
Number   Description
------   -----------
3.1      Certificate of Incorporation*
3.2 Form of Amendment to Certificate of Incorporation approved by stockholders on October 28, 2002*
3.3      Designation of Rights of Series A and Series B Preferred Stock
3.4      By-Laws*
3.5 Form of Certificate of Amendment Correcting Designation of Rights of Series A and Series B Preferred Stock*
10.1 Agreement and Plan of Reorganization dated September 23, 2002 to acquire Bible Resources, Inc.*
10.2     Agreement with Frederick Berndt*
10.3     Employment Agreement with David Perez*
10.4     Employment Agreement with Fred Kelly*
10.5     Employment Agreement with Frederick C. Berndt*
10.6     Farmout Agreement with Deep Well Oil & Gas*
10.7 Convertible Note with Mark Fritz Convertible Note with Irving Plaksen and Victor Mellul*
14.1     Code of Ethics*
21.0     Subsidiaries of Registrant*
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------

* Previously filed with the Securities and Exchange Commission and is incorporated by reference into this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

--------------------------------------------------------------------------
                                   December 31 2004      December 31, 2003
--------------------------------------------------------------------------
(i)    Audit Fees                        $  62,500             $  46,592
--------------------------------------------------------------------------
(ii)   Audit Related Fees                        -                     -
--------------------------------------------------------------------------
(iii)  Tax Fees                                  -                     -
--------------------------------------------------------------------------
(v)    All Other Fees                            -                     -
--------------------------------------------------------------------------
Total fees                                $ 62,500             $  46,592
                                          =========            ==========
--------------------------------------------------------------------------

--------------------------------------------------------------------------

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Surge Global Energy Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Energy Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SURGE GLOBAL ENERGY, INC.


    Dated:   March 31, 2005                   By: /s/ Fred W. Kelly
                                                  ------------------------------
                                                  Fred W. Kelly
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


    Dated:   March 31, 2005                   By: /s/ E. Jamie Schloss
                                                  ------------------------------
                                                  E. Jamie Schloss
                                                  Chief Financial Officer and
                                                  (Principal Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                    TITLE                          DATE
      ---------                    -----                          ----

      /s/ David Perez              Chairman of the Board          March 31, 2005
      -----------------------
      David Perez


      /s/ Fred W. Kelly            Director                       March 31, 2005
      -----------------------
      Fred W. Kelly


      /s/ E. Jamie Schloss         Director                       March 31, 2005
      -----------------------
      E. Jamie Schloss


      /s/ Frederick C. Berndt      Director                       March 31, 2005
      -----------------------
      Frederick C. Berndt


      /s/ Chet Idziszek            Director                       March 31, 2005
      -----------------------
      Chet Idziszek


      /s/ Gary Vandergrift         Director                       March 31, 2005
      -----------------------
      Gary Vandergrift

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                            SURGE GLOBAL ENERGY, INC.
                         (FOMERLY THE HAVANA GROUP INC.)

                                                   SURGE GLOBAL ENERGY, INC.
                                                 INDEX TO FINANCIAL INFORMATION

                                                                                                                  Page No
                                                                                                                  -------

Report of Independent Registered Certified Public Accountants                                                       F-3
Consolidated Balance Sheet at December 31, 2004                                                                     F-4
Consolidated Statements of Losses for the Years Ended December 31, 2004 and 2003                                    F-5
Consolidated Statements of Deficiency in Stockholders' Equity for the Years ended December 31, 2004 and 2003        F-6 ~ F-9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003                                F-10 ~ F-11
Notes to Consolidated Financial statements                                                                          F-12 ~ F-25


                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
          -------------------------------------------------------------


To the Board of Directors
Surge Global Energy, Inc.
San Diego, California


         We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (formerly The Havana Group Inc.) and its wholly-owned subsidiaries (the "Company"), as of December 31, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                --------------------------------------------
                                Russell Bedford Stefanou Mirchandani LLP
                                Certified Public Accountants



March 14, 2005, except for the third paragraph of Note N, as to which date is March 24, 2005

                                  SURGE GLOBAL ENERGY, INC.
                                 CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2004


ASSETS
Current assets:
Cash and cash equivalents                                                   $       159,935
                                                                            ----------------
Total current assets                                                                159,935

Other assets (Note C)                                                                25,000

Total Assets                                                                $       184,935
                                                                            ================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note D)                           $       523,183
                                                                            ----------------
Total current liabilities                                                           523,183

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding at December 31, 2004 (Note F)                     --
Series B - none issued and outstanding at December 31, 2004 (Note F)                     --
Common stock, par value $.001 per share; 75,000,000 shares
  authorized; 23,367,097 shares issued and outstanding at December
  31, 2004 (Note F)                                                                  23,367
Deferred compensation expense (Note G)                                           (7,020,985)
Additional paid-in capital                                                       18,996,881
Accumulated deficit                                                             (12,337,511)
                                                                            ----------------
Total deficiency in stockholders' equity                                           (338,248)
                                                                            ----------------
Total liabilities and deficiency in stockholders' equity                    $       184,935
                                                                            ================


               See accompanying footnotes to consolidated financial statements


                                  SURGE GLOBAL ENERGY, INC.
                              CONSOLIDATED STATEMENTS OF LOSSES
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                  2004             2003
                                                             -------------     -------------
Operating expenses:
Selling, general and administrative expenses                 $  1,559,596      $    596,559
Amortization of deferred compensation (Note G)                  2,168,720                --
Depreciation and amortization                                          --             4,614
                                                             -------------     -------------
Total operating expense                                         3,728,316           601,173

Loss from operation                                            (3,728,316)         (601,173)

Interest expense                                                  (21,004)          (48,108)

Loss from continuing operations, before income taxes
  and discontinued operations                                  (3,749,320)         (649,281)

Provision for income taxes                                             --                --
                                                             -------------     -------------
Loss from continuing operations, before discontinued
  operations                                                   (3,749,320)         (649,281)

(Loss) from discontinued operations (Note B)                      (71,298)         (165,266)
Gain on disposal of discontinued operations (Note B)              773,422                --
                                                             -------------     -------------

Net (loss)                                                   $ (3,047,196)     $   (814,547)
                                                             =============     =============

Preferred stock dividends requirements (Note F)                        --          (110,000)

Loss available to common stockholders                        $ (3,047,196)     $   (924,547)

Loss per common share (basic and assuming dilution)
  (Note I)                                                   $      (0.14)     $      (0.05)
                                                             =============     =============
Continuing operations                                        $      (0.17)     $      (0.04)
                                                             =============     =============
Discontinued operations                                      $       0.03      $      (0.01)
                                                             =============     =============

Weighted average shares outstanding                            21,081,556        17,581,996
                                                             =============     =============


               See accompanying footnotes to consolidated financial statements


                                               SURGE GLOBAL ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       Preferred                           Common         Additional
                                                       ---------                           ------         ----------
                                     Preferred           Stock            Common            Stock          Paid-in
                                   -------------     -------------     -------------    -------------    -------------
                                   Stock Shares         Amount         Stock Shares         Amount          Capital
                                   -------------     -------------     -------------    -------------    -------------
BALANCE AT DECEMBER 31, 2002          6,100,000      $      6,100        16,815,000     $     16,815     $  7,683,922
                                   -------------     -------------     -------------    -------------    -------------
Issuance of common stock in
exchange for stock options
exercised at $0.10 per share                 --                --           240,000              240           23,760
Shares issued in exchange for
cash; valued at $.15 per
share, net of costs and fees                 --                --         1,366,667            1,367          203,633
Proceeds from common stock
subscription                                 --                --                --               --               --
Write-off of un-collectible
stock subscription                           --                --                --               --               --
Debt discount - securities
attached to notes payable
(Note E)                                     --                --                --               --           34,491
Stock options granted to
consultants in non-employees
in exchange for services
rendered (Note G)                            --                --                --               --           89,600

Net loss                                     --                --                --               --               --
                                   -------------     -------------     -------------    -------------    -------------

BALANCE AT DECEMBER 31, 2003          6,100,000      $      6,100        18,421,667     $     18,422     $  8,035,406
                                   =============     =============     =============    =============    =============


                            See accompanying footnotes to consolidated financial statements


                                  SURGE GLOBAL ENERGY, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                   Common Stock        Deferred        Accumulated
                                   -------------     -------------     -------------
                                   Subscription      Compensation        Deficit             Total
                                   -------------     -------------     -------------     -------------
BALANCE AT DECEMBER 31, 2002       $         --      $         --      $ (8,475,768)     $   (768,931)
                                   -------------     -------------     -------------     -------------
Issuance of common stock in
exchange for stock options
exercised at $0.10 per share            (24,000)               --                --                --
Shares issued in exchange for
cash; valued at $.15 per
share, net of costs and fees                 --                --                --           205,000
Proceeds from common stock
subscription                             50,000                --                --            50,000
Write-off of un-collectible
stock subscription                       24,000                --                --            24,000
Debt discount - securities
attached to notes payable
(Note E)                                     --                --                --            34,491
Stock options granted to
consultants in non-employees
in exchange for services
rendered (Note G)                            --                --                --            89,600

Net loss                                     --                --          (814,547)         (814,547)
                                   -------------     -------------     -------------     -------------

BALANCE AT DECEMBER 31, 2003       $     50,000      $         --      $ (9,290,315)     $ (1,180,387)
                                   =============     =============     =============     =============


                    See accompanying footnotes to consolidated financial statements


                                               SURGE GLOBAL ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       Preferred                           Common         Additional
                                                       ---------                           ------         ----------
                                     Preferred           Stock            Common            Stock          Paid-in
                                   -------------     -------------     -------------    -------------    -------------
                                   Stock Shares         Amount         Stock Shares         Amount          Capital
                                   -------------     -------------     -------------    -------------    -------------
BALANCE FORWARD                       6,100,000      $      6,100        18,421,667     $     18,422     $  8,035,406
Issuance of common stock in
exchange for common stock
subscribed in December 2003                  --                --           500,000              500           49,500
Shares issued in exchange for
cash, net of costs and fees                  --                --         2,885,422            2,885        1,324,615
Issuance of common stock to
note holders pursuant to note
agreements entered into in
June and July 2003                           --                --           162,700              163             (163)
Issuance of common stock in
exchange for previously
incurred debt                                --                --           391,208              391          183,941
Issuance of common stock in
exchange for mineral
exploration costs (Note K)                   --                --         1,000,000            1,000          177,500
Issuance of common stock in
exchange for previously issued
preferred stock                      (6,100,000)           (6,100)            6,100                6            6,094
Stock options granted to
employees in exchange for
services rendered, at exercise
price below fair value of
common stock (Note G)                        --                --                --               --        9,189,705
Amortization of deferred
compensation (Note G)                        --                --                --               --               --
Other stock options awards
granted to Company COO
pursuant to employment
agreement (Note G)                           --                --                --               --           30,283

Net loss                                     --                --                --               --               --
                                   -------------     -------------     -------------    -------------    -------------

BALANCE AT DECEMBER 31, 2004                 --      $         --        23,367,097     $     23,367     $ 18,996,881
                                   =============     =============     =============    =============    =============


                            See accompanying footnotes to consolidated financial statements


                                  SURGE GLOBAL ENERGY, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                   Common Stock        Deferred        Accumulated
                                   -------------     -------------     -------------
                                   Subscription      Compensation        Deficit             Total
                                   -------------     -------------     -------------     -------------
BALANCE FORWARD                    $     50,000      $         --      $ (9,290,315)     $ (1,180,387)
Issuance of common stock in
exchange for common stock
subscribed in December 2003             (50,000)               --                --                --
Shares issued in exchange for
cash, net of costs and fees                  --                --                --         1,327,500
Issuance of common stock to
note holders pursuant to note
agreements entered into in
June and July 2003                           --                --                --                --
Issuance of common stock in
exchange for previously
incurred debt                                --                --                --           184,332
Issuance of common stock in
exchange for mineral
exploration costs (Note K)                   --                --                --           178,500
Issuance of common stock in
exchange for previously issued
preferred stock                              --                --                --                --
Stock options granted to
employees in exchange for
services rendered, at exercise
price below fair value of
common stock (Note G)                        --        (9,189,705)               --                --
Amortization of deferred
compensation (Note G)                        --         2,168,720                --         2,168,720
Other stock options awards
granted to Company COO
pursuant to employment
agreement (Note G)                           --                --                --            30,283

Net loss                                     --                --        (3,047,196)       (3,047,196)
                                   -------------     -------------     -------------     -------------

BALANCE AT DECEMBER 31, 2004       $         --      $ (7,020,985)     $(12,337,511)     $   (338,248)
                                   =============     =============     =============     =============


                      See accompanying footnotes to consolidated financial statements


                                SURGE GLOBAL ENERGY, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                               2004             2003
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations                      $(3,749,320)     $  (649,281)
Net (loss) from discontinued operations (Note B)               (71,298)        (165,266)
Gain on disposal of discontinued operations (Note B)           773,422               --
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
Depreciation and amortization - discontinued
  operations                                                        --           91,187
Expenses paid by affiliates on behalf of the Company                --          275,042
Common stock issued in exchange for mineral
  exploration costs (Note F and K)                             178,500               --
Amortization of debt discount (Note E)                           5,050           29,441
Stock options granted to consultants in exchange
  for services rendered (Note G)                                    --           89,600
Stock options granted to Company COO pursuant to
  employment agreement (Note G)                                 30,284               --
Amortization of deferred compensation costs (Note G)         2,168,720               --
Write off of stock subscription receivable (Note F)                 --           24,000
Extinguishment of debt - discontinued operations                    --          (91,919)
Accrued liabilities assumed by Zenvesco in
  connection with disposal of discontinued
  operations (Note B)                                         (804,217)              --
Assets transferred to Zenvesco in connection with
  disposal of discontinued operations (Note B)                  30,895               --
  (Increase) decrease in:
Restricted cash                                                     --           (4,200)
Other assets (Note C)                                          (25,000)              --
Assets of discontinued operations                                   --            9,867
Increase (decrease) in:
Accounts payable and accrued liabilities                       261,264          143,481
Liabilities of discontinued operations                              --          (97,749)
Deferred Revenue                                                    --               --
                                                           ------------     ------------
NET CASH (USED IN) OPERATING ACTIVITIES                     (1,201,700)        (345,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
  subscription, net of costs and fees (Note F)               1,327,500          255,000
Proceeds from notes payable, net of repayments                  25,000           81,000
                                                           ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,352,500          336,000

Net increase (decrease) in cash and cash equivalents           150,800           (9,797)
Cash and cash equivalents at the beginning of the year           9,135           18,932
                                                           ------------     ------------
Cash and cash equivalents at the end the year              $   159,935      $     9,135
                                                           ============     ============


             See accompanying footnotes to consolidated financial statements


                            SURGE GLOBAL ENERGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004             2003
                                                   ------------     ------------
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the year for interest             $        --      $        --

Cash paid during the year for taxes                         --               --

Supplemental Disclosures of Non-Cash
Transactions:
Debt discount - securities attached to notes
  payable (Note E)                                          --           34,491

Amortization of debt discount (Note E)                   5,050           29,441
Common stock issued in exchange for mineral
  exploration costs                                    178,500               --
Stock options granted to consultants in
  exchange for services rendered                            --           89,600
Stock options granted to Company COO pursuant
  to employment agreement                               30,283               --
Stock options issued in exchange for deferred
  compensation costs (Note G)                       (9,189,705)
Amortization of deferred compensation costs
  (Note G)                                           2,168,720               --
Write off of stock subscription receivable
  (Note F)                                                  --           24,000
Extinguishment of debt - discontinued
  operations                                                --          (91,919)
Common stock issued in exchange for notes
  payable (Note F)                                     146,000               --
Common stock issued in exchange for notes
  payable (Note F)                                      14,071               --
Common stock issued in exchange for notes
  payable (Note F)                                      24,261               --
Disposal of Discontinued Operations: (Note B)

  Assets disposed of                                   (30,895)              --

  Debts assumed by Zenvesco                            804,217               --

  Net gain on disposal of segment                     (773,422)              --
                                                   ------------     ------------
  Cash consideration received                      $       100      $        --
                                                   ============     ============


         See accompanying footnotes to consolidated financial statements

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

The condensed consolidated financial statements include the accounts of Surge Global Energy, Inc. (formerly The Havana Group, Inc.) and its wholly owned subsidiaries, Monarch Pipe Company and Bible Resources Inc. (collectively the "Company"). All significant inter company accounts and transactions have been eliminated in consolidation.

In January 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The tobacco and related business segment was accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes reflect discontinued operations accounting. In December 2004, the Company entered into an Asset Purchase Agreement (the "Agreement") by and among the Company, the Company's former Chief Executive Officer, Zenvesco, Inc., Highland Pipe Co. doing business as Monarch Pipe Company, Camden Structure, Inc. and PK Ventures, Inc., and consummated the disposition of the discontinued operations. Summarized results of the discontinued business are further described in Note B.

The Company currently owns one subsidiary, Bible Resources, Inc., and is seeking to explore the acquisition and development of oil and gas properties in the United States and Argentina

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The Company has no inventories at December 31, 2004 and 2003.

Property and Equipment
----------------------

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Depreciation expenses from continuing operations amounted $0 and $4,614 for the years ended December 31, 2004 and 2003, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Earnings (Loss) Per Share
-------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either anti dilutive, or their effect is not material. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 21,081,556 and 17,581,996 for the year ended December 31, 2004 and 2003 respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2004 and 2003, the Company incurred no advertising costs from continuing operations.

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2004 and 2003.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company had no allowance for doubtful accounts at December 31, 2004 and 2003.

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                                      2004                        2003
                                                                                  -------------               -------------
Net loss - as reported                                                            $ (3,047,196)                $  (814,547)
Add:  Total stock based  employee  compensation  expense as reported  under
intrinsic value method (APB. No. 25)                                                        --                          --
Deduct:  Total stock based employee  compensation expense as reported under
fair value based method (SFAS No. 123)                                                (405,225)                    (87,525)
                                                                                  -------------               -------------
Net loss - Pro Forma                                                              $ (3,452,421)                $  (902,072)
Net loss attributable to common stockholders - Pro forma                          $ (3,452,421)                $(1,012,072)
Basic (and assuming dilution) loss per share - as reported                        $      (0.14)                $     (0.05)
Basic (and assuming dilution) loss per share - Pro forma                          $      (0.16)                $     (0.06)


                                                           F-14

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operating of $3,749,320 and $649,281 for the year ended December 31, 2004 and 2003, respectively. Net loss from continuing operations for the year ended December 31, 2004 included $2,168,720 of non-cash compensation to employees in connection with stock options granted during the year ended December 31, 2004 (Note G). The Company's current liabilities exceeded its current assets by $363,248 as of December 31, 2004. Management's plans of resolving the liquidity issues are discussed in Note M and N.

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

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.


In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS

In January 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes reflect discontinued operations accounting. In December 2004, the Company entered into an Asset Purchase Agreement (the "Agreement") by and among the Company, the Company's former Chief Executive Officer, Zenvesco, Inc. ("Zenvesco"), Highland Pipe Co. doing business as Monarch Pipe Company, Camden Structure, Inc. and PK Ventures, Inc., and consummated the disposition of the discontinued operations. Pursuant to the Agreement, the Company agreed to transfer to Zenvesco, an entity controlled by the Company's former Chief Executive Officer, all of the Company's assets related to its discontinued tobacco business. In consideration for the transfer of assets, Zenvesco agreed to pay $100 and to assume all of the Company's liabilities related to the discontinued tobacco business. Certain liabilities were legally released by the Company's former Chief Executive Officer and affiliated entities of Zenvesco.

As a result of the sale of the tobacco related business segment, the Company accounted for the segment as a discontinued operation, and the following summarizes the disposition of the tobacco related business segment:

         Cash consideration received                             $     100
         Debts assumed or forgiven                                 804,217
         Net assets disposed of                                    (30,895)
                                                                 ----------
         Net gain on disposal of discontinued operations         $ 773,422
                                                                 ==========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the year ended December 31, 2004 and 2003 were:

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS (CONTINUED)

                                                         2004            2003
                                                      ----------      ----------
Revenues                                              $ 334,318       $ 541,666
Expenses                                               (405,616)       (706,932)
                                                      ----------      ----------
Net loss before tax                                     (71,298)       (165,266)
Income tax provision (benefit)                               --              --
                                                      ----------      ----------
Net loss                                                (71,298)       (165,266)

Net gain on sale of discontinued operations,
  before tax                                            773,422              --
Income tax provision (benefit)                               --              --
                                                      ----------      ----------
Gain on sale, net of tax                                773,422              --
                                                      ----------      ----------
Gain (loss) on discontinued operations, net
  of tax                                              $ 702,124       $(165,266)
                                                      ==========      ==========

NOTE C - OTHER ASSETS

In June 2004, the Company entered into an "Assignment of Oil and Gas Leases" ("Assignment") with Castle Rock Resources, Inc. ("Assignor"), an entity controlled by the Company's Acting Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor shall have the right to recoup the first $400,000 from income derived from the gas well. As of December 31, 2004, no drilling on a new well has commenced yet and no revenues or expenses generated from the lease. The fair value of the Company's investment in Oil and Gas Leases remained at $25,000 as of December 31, 2004.

NOTE D - ACCOUNTS PAYABLE AND ACCURED LAIBILITIES

Accounts payable and accrued liabilities at December 31, 2004 are as follows:

Accrued expenses                                           $ 190,510
Accrued payroll, payroll expenses and taxes                   82,773
Due to the Company's former Chief Executive Officer          249,900
                                                           ----------
Total                                                      $ 523,183
                                                           ==========

Pursuant to the Asset Purchase Agreement (Note B), the Company's former Chief Executive Officer agreed to guarantee Zenvesco's payment of the assumed liabilities, and the Company agreed to pay to the Company's formerly Chief Executive Officer a total of $250,000 on the later of 90 days from the execution date of the Agreement or the date the Company has raised at least $500,000 in equity capital after the date of the Agreement. Total cash consideration the Company was to receive from Zenvesco, an entity controlled by the Company's former Chief Executive Officer pursuant to the Agreement was $100. Accordingly, the Company accounted total due to the Company's former Executive Officer in the amount of $249,900 at December 31, 2004.

NOTE E - NOTES PAYABLE

Notes Payable to Related Parties
--------------------------------

Pursuant to the Asset Purchase Agreement (Note B) in December 2004, the Company's former Chief Executive Officer legally released the Company from obligations of the following notes payable related to the discontinued tobacco business. The Company has no outstanding notes payable due to Company's former Chief Executive Officer at December 31, 2004.

         o Original principal amount of $150,000, 5% note payable to Company's former Chief Executive Officer (Note H), principal and accrued interest payable on or before December 2002; secured by Company assets. The Company was in default under the terms of the note. The Company has included the forgiveness of debt and all unpaid accrued interest in the gain from disposal of discontinued operations for the year ended December 31, 2004.

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE E - NOTES PAYABLE (CONTINUED)

Notes Payable to Related Parties (Continued)
--------------------------------------------

         o Original principal amount of $50,000, 6% note payable to Company's former Chief Executive Officer (Note H), principal and accrued interest payable on or before October 2002; unsecured. The Company was in default under the terms of the note. The Company has included the forgiveness of debt and all unpaid accrued inertest in the gain from disposal of discontinued operations for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 37,600 shares of its common stock to the one of the Company's Directors in exchange for $50,000 of note payable and accrued interest of $6,400 (Note F). After the issuance of common stock, the notes payable due to the Company's Director was deemed paid in full at December 31, 2004.

Notes Payable to Third Parties
------------------------------

During the year ended December 31, 2004, the Company issued its common stock to certain noteholders in exchange for the following notes payable and accrued interest.

         o Issuance of 287,594 shares of common stock in exchange for note payable in principal amount of $25,000 and accrued interest of $3,913 (Note F).

         o Issuance of 21,706 shares of common stock in exchange for note payable with non-detachable securities in principal amount of $30,000 and accrue interest of $2,558. Pursuant to the note agreement, the Company distributed 120,000 shares of its common stock to the noteholder during the year ended December 31, 2004 (Note F).

         o Issuance of 28,134 shares of common stock in exchange for note payable in principal amounts of $25,000 and note payable with non-detachable securities in principal amount of $16,000, and aggregate accrued interest of $1,200. Pursuant to the note agreement with non-detachable securities, the Company distributed 42,700 shares of its common stock to the noteholder during the year ended December 31, 2004 (Note F).

Additionally, the Company entered into settlement agreements with two noteholders in exchange for an aggregate of $10,000 of notes payable and accrued interest of $1,398. The Company has included the $11,398 of settlement to be paid to the noteholders in its accrued liabilities at December 31, 2004. The Company has no notes payable to third parties outstanding at December 31, 2004.

The Company accounted for the notes payable with non-detachable securities and common stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. During the year ended December 31, 2003, the Company recognized the portion of the proceeds allocated to the securities in the amount of $34,491 to additional paid-in capital and a discount against the notes payable. The debt discount attributed to the value of the securities to be issued is amortized over the notes payable's maturity period as interest expense. The Company amortized the debt discount attributed to the securities to be issued and recorded non-cash interest expense of $5,050 and $29,441 for the years ended December 31, 2004 and 2003, respectively.


NOTE F - CAPITAL STOCK

Series A and Series B Preferred Stock
-------------------------------------

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series. Duncan Hill, Inc., the former parent of the Company owned 5,000,000 shares of Series A Preferred Stock (Series A) $.001 par value. The holders of the Series A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share.

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - CAPITAL STOCK (CONTINUED)

Series A and Series B Preferred Stock (Continued)
-------------------------------------------------

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during 2004 or 2003 on the Series B Preferred Stock. Dividends in arrears on the Series B preferred stock amount to $.675 per share or $742,500 in the aggregate at September 30, 2004.

In connection with the Asset Purchase Agreement (Note B), Duncan Hill, Inc., an entity controlled by the Company's former Chief Executive Officer agreed to convey to the Company for cancellation of 5,000,000 shares of Series A Preferred Stock and 1,100,000 shares of Series B Preferred Stock, and to release the Company from all obligations for accumulated dividends thereon, in exchange for 6,100 shares of the Company's Common Stock. The Company has no preferred stock issued and outstanding at December 31, 2004.

Common Stock
------------

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of December 31, 2004 and 2003, the Company has 23,367,097 and 18,421,667 shares of common stock issued and outstanding.

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

During the year ended December 31, 2003, the Company issued an aggregate of 240,000 shares of common stock in exchange for an aggregate purchase price of $24,000 for employee stock options exercised at $0.10 per share. The Company has determined that the $24,000 of stock subscription receivable is not collectible and has charged to operations the write-off of stock subscription receivable at December 31, 2003. The Company issued an aggregate of $1,366,667 shares of common stock to sophisticated investors in exchange for $205,000 of cash, net of costs and fees. In December 2003, the Company received $50,000 from an investor for 500,000 shares of common stock subscribed at $.10 per share. The Company accounted for the $50,000 of proceeds received as stock subscription payable at December 31, 2003.

In January 2004, the Company issued to an investor the 500,000 shares of common stock subscribed in December 2003. During the year ended December 31, 2004, the Company issued an aggregate of 2,885,422 shares of common stock to sophisticated investors in exchange for $1,327,500 of cash, net of costs and fees. The Company also issued an aggregate of 162,700 shares of its common stock to two of its noteholders pursuant to the terms of the note agreements (Note E). The Company accounted the fair value of the 162,700 shares of common stock as debt discount attributed to non-detachable securities at the time the note agreements were entered into, and the debt discount was amortized and charged to operations as interest expense over the maturity period of the notes. The Company issued an aggregate of 391,208 shares of its common stock to its noteholders and creditors in exchange for $146,000 of notes payable (Note E), $14,071 of accrued interest (Note E), and $24,261 of previously incurred debt. Additionally, the Company issued 1,000,000 shares of its common stock, valued at $178,500, to Irie Isle Limited pursuant to a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the "Agreement") with Cynthia Holdings Limited (Note K). The Company has charged to operations mineral exploration costs in the amount of $178,500 during the year ended December 31, 2004.

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - WARRANTS AND STOCK OPTIONS

Class A Warrants
----------------

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                       Weighted
                                                                       Average
                                                    Number             Price Per
                                                   of Shares             Share
                                                  ----------           ---------
         Outstanding at January 1, 2003            3,358,000           $   4.53
            Granted                                       --                 --
            Exercised                                     --                 --
            Canceled or expired                   (2,658,000)              5.25
                                                  ----------           ---------
         Outstanding at December 31, 2003            700,000           $   1.79
                                                  ==========           =========
            Granted                                       --                 --
            Exercised                                     --                 --
            Canceled or expired                     (700,000)              1.79
                                                  ----------           ---------
         Outstanding at December 31, 2004                 --           $     --
                                                  ==========           =========

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2004.

                              Options Outstanding                                            Options Exercisable
                              -------------------                                            -------------------
                                            Weighted Average
                           Number        Remaining Contractual     Weighed Average          Number          Weighted Average
    Exercise Prices     Outstanding           Life (Years)          Exercise Price        Exercisable         Exercise Price
    ---------------     -----------           ------------          --------------        -----------         --------------
       $   0.25         1,200,000                2.27                 $   0.25             1,200,000              $  0.25
         0.4044            60,000                0.26                   0.4044                60,000               0.4044
           0.65         5,500,000                8.89                     0.65             1,405,555                 0.65
           1.35            19,279                9.93                     1.35                19,279                 1.35
           1.50             7,127               10.00                     1.50                 7,127                 1.50
           3.50            80,000                3.94                     3.50                80,000                 3.50
                        -----------           ------------          --------------        -----------         --------------
                        6,866,406                7.61                 $   0.61             2,771,961              $  0.56
                        ===========           ============          ==============        ===========         ==============

Transactions involving the Company's options issuance are summarized as follows:

                                                                       Weighted
                                                                       Average
                                                    Number             Price Per
                                                   of Shares             Share
                                                  ----------           ---------
         Outstanding at January 1, 2003            1,780,000           $   0.40
            Granted                                  400,000               0.25
            Exercised (Note F)                      (240,000)              0.10
            Canceled or expired                           --                 --
                                                  ----------           ---------
         Outstanding at December 31, 2003          1,940,000           $   0.41
                                                  ==========           =========
            Granted                                5,526,406               0.65
            Exercised                                     --                 --
            Canceled or expired                     (600,000)              0.30
                                                  ----------           ---------
         Outstanding at December 31, 2004          6,866,406           $   0.61
                                                  ==========           =========

The weighted-average fair value of stock options and warrants granted to shareholders during the years ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - WARRANTS AND STOCK OPTIONS (CONTINUED)

Stock Options (Continued)
-------------------------

                                                             2004           2003
                                                             ----           ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date             1.35%         2.25%

           Expected stock price volatility                    171%          169%
           Expected dividend payout                            --            --
           Expected option life-years (*)                      10       3 to 10
         (*)The expected option life is based on contractual expiration dates.

a) Employee Stock Option Plan
-----------------------------

The Company did not grant any stock options to employees during the year ended December 31, 2003. The estimated value of the stock options vested during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(1,012,072) and $(0.06) for the year ended December 31, 2003, respectively.

The estimated value of the stock options vested during the year ended December 31, 2004 for options granted in prior years was determined using the Black-Scholes option pricing model. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(3,452,421) and $(0.16) for the year ended December 31, 2003, respectively.

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. The Company has accounted the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders' equity. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $2,168,720 was charged to operations during the year ended December 31, 2004.

b) Non-employee Stock Options
-----------------------------

The estimated value of the 400,000 options granted to consultants during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the amount of the expense charged to operations in connection with granting the options was $89,600 during the year ended December 31, 2003.

The Company issued an aggregate of 26,406 stock options to its Chief Operating Officer as compensation for certain equity the Company issued during the year ended December 31, 2004 (Note L). The estimated value of the 26,406 options granted was determined using the Black-Scholes option pricing model and the Company has charged to operations compensation expense of $30,283 in connection with granting the options during the year ended December 31, 2004.

NOTE H - RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an "Assignment of Oil and Gas Leases" ("Assignment") with Castle Rock Resources, Inc. ("Assignor"), an entity controlled by the Company's Acting Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000 (see Note C).

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE H - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has entered into a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the "Agreement") with Cynthia Holdings Limited ("Cynthia") , an entity controlled by a member of the Company's Board of Directors, whereby Cynthia has agreed to sell to the Company an effective 50% interest in certain oil and gas rights in the Cuyana Basin of central Argentina which is owned by Cynthia's wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. Pursuant to the Agreement, the Company remitted to Cynthia and Irie Isle Limited a total of $600,000 in cash and 1,000,000 shares of its common stock in connection with fulfilling the terms of the Agreement (see Note K).

Pursuant to the Asset Purchase Agreement (Note B) in December 2004, the Company's former Chief Executive Officer legally released the Company from obligations of the notes payable in an aggregate amount of $200,000 related to the discontinued tobacco business. The Company has no outstanding notes payable due to the Company's former Chief Executive Officer at December 31, 2004 (Note
E).

During the year ended December 31, 2004, the Company issued 37,600 shares of its common stock to the Company's Director in exchange for $50,000 of note payable and accrued interest of $6,400 (Note F). The note had an original principal amount of $50,000, accrued interest at 6% per annum. The Company has pad in full the notes payable due to Company's Director at December 31, 2004 (Note E).

NOTE I - EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                               2004            2003
                                                           ------------     ------------
         Net loss available for common shareholders        $(3,047,196)     $  (924,547)
                                                           ============     ============
         Basic and fully diluted loss per share            $     (0.14)     $     (0.05)
                                                           ============     ============
         Continuing operations                             $     (0.17)     $     (0.04)
                                                           ============     ============
         Discontinued operations                           $      0.03      $     (0.01)
                                                           ============     ============
         Weighted average common shares outstanding
           (basic and assuming dilution)                    21,081,556       17,581,996
                                                           ============     ============

NOTE J - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,862,000, which expire through 2024 subject to limitations of Section 382 of the Internal Revenue Code, as amended. . The deferred tax asset related to the carry forward is approximately $1,313,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2004 are as follows:

        Non Current:
          Net operating loss carry forward                         $ 1,313,000
          Less: valuation allowance                                 (1,313,000)
                                                                   ------------
          Net deferred tax asset                                   $        --
                                                                   ============

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE K - MINERAL EXPLORATION COSTS

The Company has entered into a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the "Agreement") with Cynthia Holdings Limited ("Cynthia") , an entity controlled by a member of the Company's Board of Directors, whereby Cynthia has agreed to sell to the Company an effective 50% interest in certain oil and gas rights in the Cuyana Basin of central Argentina which is owned by Cynthia's wholly-owned Argentine subsidiary Exploraciones Oromin, S.A. Pursuant to the Agreement, the Company agreed to pay to Cynthia a total of $1,500,000 in cash and 1,000,000 shares of its restricted common stock in exchange for the interest of the oil and gas rights. During the period ended December 31, 2004, the Company remitted to Cynthia and Irie Isle Limited, which is wholly-owned by Oromin Explorations, Ltd. ("Oromin") a total of $600,000 in cash and 1,000,000 shares of its common stock (Note F), valued at $178,500, in connection with fulfilling the terms of the Agreement. As of December 31, 2004, no engineering studies and reserve analysis have been conducted on the oil and gas property, accordingly the Company has charged to operations mineral exploration costs of $778,500 for the year ended December 31, 2004.

NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

During the year ended December 31, 2003, the Company leased office spaces in Canton, Ohio under a one-year operating lease expired in December 2003. After December 2003, the Company leased office space at the same location on a month-to-month basis. Monthly rental under the lease was approximately $2,300. Starting November 2004, the Company leases office space under a month-to-month sub-lease agreement for office spaces in San Diego, California. Monthly rental under the lease is $1,800. Total rent expense charged to continuing operations were $4,165 for the year ended December 31, 2004. Total rent expenses of $17,412 and $27,961 were charged discontinued operations for the years ended December 31, 2004 and 2003, respectively.

Employment Agreement
--------------------

The Company has employment agreements with its Executives. In addition to salary and benefit provisions, the agreement includes defined commitments should the Executives terminate the employment with or without cause.

Chief Executive Officer: On November 26, 2004, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). CEO will receive a starting salary of $100,000 per year, subject to review after 90 days, and be eligible to participate in bonus and benefits programs established by the Company. CEO will also receive a stock option to purchase 700,000 shares of common stock at an exercise price of $0.65 per share, vesting monthly over three years (Note G). The option will have a term of ten years, subject to continuing service with our company. CEO will also receive a signing bonus of $25,000 payable 90 days after his start November 26, 2004 date.

Chief Operating Officer: On November 30, 2004, the Company entered into a five year employment agreement with our Chief Operating Officer ("COO"). The term extends to ten years if net income before income taxes, as adjusted, exceeds $1,500,000 during any of the first three fiscal years ending on or after January 1, 2005. Base compensation will be $250,000 per year, with increases subject to the board or the compensation committee's discretion. The performance bonus is equal to 5% of net income before income taxes, as adjusted, in excess of $500,000 for each fiscal year. The COO also receives an automobile allowance, term life insurance on his behalf, reimbursement of incurred legal expenses and other benefits. The COO's stock options include 3,000,000 shares of common stock at an exercise price of $.65 per share. The option has a life of ten years. 1,000,000 of these shares vested immediately with the balance vesting monthly over two years. Other stock options include 600,000 shares of common stock at an exercise price of $0.65 per share with a ten year life and vesting monthly over three years. In connection with his appointment to the Company's board on November 4, 2004, the executive was granted a five-year option to purchase 400,000 shares of common stock at an exercise price of $0.65 per share with 275,000 shares vesting immediately and the remaining 125,000 shares vesting on November 4, 2005 (Note G). For any additional equity the Company issues, the COO receives additional options for a number of shares equal to 14.3% of, subject to exceptions for stock dividends, stock splits, shares issued to employees, directors and consultants pursuant to board-approved compensation plans, shares issued in a public offering, shares issued for business combinations and up to 200,000 shares issued to certain vendors. The additional options exercise price is equal to the price the issued securities sold or deemed sold, immediately vest and have a ten year life (Note G). All options are subject to continuing service with the Company.

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement (Continued)
--------------------------------

Chief Financial Officer: In July 2003, the Company entered into an agreement with the acting Chief Financial Officer's affiliated Company to provide consulting and related services to assist the Company in locating oil and gas properties and provides the non-exclusive services the Chief Financial Officer. The agreement provides the Company with a 30 day right of first refusal on each prospect property. The affiliated company received options to purchase 400,000 shares at $.25 per share. For wells proposed by the affiliated company and drilled by the Company, the affiliated company receives a management fee of $5,000 per month. In addition, the affiliated company will oversee operations and finances for such wells. For all cash raised by the affiliated company on behalf of the Company, the affiliated company will receive a 10% finder's fee and reimbursement of certain expenses. The finder's fee is payable in cash or stock at the affiliated company's option. The affiliated company has a right in certain circumstances to require registration under the Securities Act for the resale of the shares which may be purchased upon exercise of its stock option. The agreement expires on July 21, 2006. On December 9, 2004 the Company granted the acting Chief Financial Officer a 10-year option to purchase 400,000 shares at $.65 per share and vesting in 36 equal monthly installments (Note G). Any other compensation between the Company and the acting Chief Financial Officer will be mutually agreed upon in connection with his role as acting Chief Financial Officer.

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company shareholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Legal Proceedings and Claims
----------------------------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE M - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses from continuing operations of $3,749,320 and $649,281, respectively. The Company's current liabilities exceeded its current assets by $363,248 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                            SURGE GLOBAL ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE N - SUBSEQUENT EVENTS

On February 17, 2005, Richard Manning resigned as Director of the Company citing no disagreements relating to the Company's operations, policies or practices and no replacement director was named.

In February 2005, the Company incorporated a wholly-owned subsidiary, Surge Global Energy (Canada), Ltd. On February 25, 2005, the Company and its subsidiary Surge Global Energy (Canada), Ltd., entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. to drill a test well, at Company expense, on or before 150 days from the date of the Farmout Agreement. The Company will provide $1 million in cash, and one-third of the Company's outstanding shares of common stock, on a fully diluted basis, (as of February 17, 2005, approximately 7,822,366 shares). In return, the Company retains a 40% working interest in the initial acreage with rights to expand into 63 total sections for an undivided 40% working interest over a two year period.

On March 24, 2005, the Company obtained a $1,710,000 in exchange for a 6% convertible promissory note from private parties. The note converts into 760,000 shares at a price of $2.25 per share and includes 855,000 of attached warrants exercisable at $4.00 expiring in five years. The exercise price of the warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event the Company spins off or otherwise divests itself of a material part of its business or operations or disposes of all or a portion of its assets.