Form 10QSB
period 2005-03-31
Surge Global Energy, Inc.
filed 2005-05-16
CIK 1053648

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

                        12220 EL CAMINO REAL, SUITE 410
                           SAN DIEGO, CALIFORNIA 92130
                        --------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (858) 704-5010

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

As of May 15, 2005, the Registrant had 23,467,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                            SURGE GLOBAL ENERGY, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
                        March 31, 2005 and December 31, 2004

               Condensed Consolidated Statements of Losses:
                        Three Months Ended March 31, 2005 and 2004

               Condensed Consolidated Statements of Cash Flows:
                        Three Months Ended March 31, 2005 and 2004

               Notes to Unaudited Condensed Consolidated Financial Information
                        March 31, 2005

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

      Item 5.  Other Information

      Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                                    SURGE GLOBAL ENERGY, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                          March 31, 2005   December 31, 2004
                                                           -------------     -------------
ASSETS
Current assets:
Cash and cash equivalents                                  $    538,110      $    159,935
Prepaid expense                                                  22,125                --
                                                           -------------     -------------
Total current assets                                            560,235           159,935

Property and equipment, net                                       4,945                --

Other assets:
Deposits                                                          2,259                --
Other (Note C)                                                  713,262            25,000
                                                           -------------     -------------
Total other assets                                              715,521            25,000

Total assets                                               $  1,280,701      $    184,935
                                                           =============     =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                   $    521,907      $    523,183
Convertible notes payable, net of debt discount (Note D)         93,144                --
                                                           -------------     -------------
Total current liabilities                                       615,051           523,183

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share;
   10,000,000 shares authorized: (Note E)
Series A - none issued and outstanding at
   March 31, 2005 and December 31, 2004
Series B - none issued and outstanding at
   March 31, 2005 and December 31, 2004
Common stock, par value $.001 per share;
   75,000,000 shares authorized; 23,467,097
   and 23,367,097 shares issued and
   outstanding at March 31, 2005 and
December 31, 2004, respectively (Note E)                         23,469            23,369
Deferred compensation expense (Note F)                       (6,272,242)       (7,020,985)
Additional paid-in capital                                   20,707,929        18,996,879
Accumulated other comprehensive income:
   Foreign currency translation adjustment                         (900)               --
Accumulated deficit                                         (13,792,606)      (12,337,511)
                                                           -------------     -------------
Total  stockholders' equity (deficiency)                        665,650          (338,248)

Total liabilities and deficiency in stockholders' equity   $  1,280,701      $    184,935
                                                           =============     =============

        See accompanying notes to unaudited condensed consolidated financial information


                            SURGE GLOBAL ENERGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                   For the Three Months Ended
                                                             March 31,
                                                        2005           2004
                                                   -------------   -------------
Operating expenses:
Selling, general and administrative expenses       $  1,381,896    $    169,472
                                                   -------------   -------------
Total operating expense                               1,381,896         169,472

Loss from operations                                 (1,381,896)       (169,472)

Interest expense, net                                   (73,199)         (9,990)
                                                   -------------   -------------

Loss from continuing operations, before income
   taxes and discontinued operations                 (1,455,095)       (179,462)

Provision for income taxes                                   --              --
                                                   -------------   -------------
Loss from continuing operations, before
   discontinued operations                           (1,455,095)       (179,462)

(Loss) from discontinued operations (Note B)                 --         (18,362)
Gain on disposal of discontinued operations                  --              --
                                                   -------------   -------------

Net (loss)                                         $ (1,455,095)   $   (197,824)
                                                   =============   =============

Other comprehensive (loss): foreign currency
   translation (loss)                                      (900)             --
                                                   -------------   -------------

Comprehensive (loss)                               $ (1,455,995)   $   (197,824)

Preferred stock dividends requirements                       --         (27,500)
                                                   -------------   -------------

Loss available to common stockholders              $ (1,455,995)   $   (225,324)
                                                   =============   =============

Loss per common share (basic and assuming
   dilution)                                       $      (0.06)   $      (0.01)
                                                   =============   =============
Continuing operations                              $      (0.06)   $      (0.01)
                                                   =============   =============
Discontinued operations                            $         --    $      (0.00)
                                                   =============   =============

Weighted average shares outstanding                  23,405,986      19,549,667

See accompanying notes to unaudited condensed consolidated financial information

                            SURGE GLOBAL ENERGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       2005            2004
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations                              $(1,455,095)   $  (179,462)
Net (loss) from discontinued operations                                     --        (18,362)
Accumulated other comprehensive income: Foreign currency
   translation adjustment                                                 (900)            --
Adjustments to reconcile net loss to net cash (used in)
   operating activities:
Depreciation and amortization - discontinued operations                     --         15,602
Amortization of debt discount - beneficial conversion feature
   of securities attached to notes payable                                  --          5,050
Amortization of debt discount - beneficial conversion feature
   of convertible notes payable (Note D)                                41,206             --
Amortization of debt discount - value of warrants attached to
   convertible notes payable (Note D)                                   28,088             --
Amortization of deferred compensation costs (Note F)                   748,743             --
(Increase) decrease in:
Prepaid expenses and deposits                                          (24,383)            --
Other assets (Note C)                                                 (688,262)            --
Increase (decrease) in:
Accounts payable and accrued liabilities                                (1,277)        41,840
Liabilities of discontinued operations                                      --          4,956
                                                                   ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES                             (1,351,880)      (130,376)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net of disposal                                   (4,945)            --
                                                                   ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (4,945)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription,
   net of costs and fees (Note E)                                       25,000        168,500
Proceeds from notes payable, net of repayments (Note D)              1,710,000             --
Due to affiliates, net                                                      --        (41,827)
                                                                   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,735,000        126,673

Net increase (decrease) in cash and cash equivalents                   378,175         (3,703)
Cash and cash equivalents at the beginning of the period               159,935          9,135
                                                                   ------------   ------------
Cash and cash equivalents at the end the period                    $   538,110    $     5,432
                                                                   ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest                             $        --    $        --
Cash paid during the year for taxes                                         --             --
Supplemental Disclosures of Non-Cash Transactions:
Amortization of deferred compensation costs (Note F)                   748,743             --

Amortization of debt discount - securities attached to
   notes payable                                                            --          5,050
Beneficial conversion feature of convertible notes payable
   (Note D)                                                          1,002,675             --
Amortization of debt discount - beneficial conversion feature
   of convertible notes payable (Note D)                                41,206             --
Value of warrants attached to convertible notes payable (Note D)       683,475             --
Amortization of debt discount - value of warrants attached to
   convertible notes payable (Note D)                                   28,088             --

See accompanying notes to unaudited condensed consolidated financial information

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The condensed consolidated financial statements include the accounts of Surge Global Energy, Inc. and its wholly owned subsidiaries, Monarch Pipe Company (Note B), Bible Resources Inc., and Surge Global Energy (Canada), Ltd., (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company currently owns two subsidiaries, Bible Resources, Inc. and Surge Global Energy (Canada), Ltd., and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for subsequent period.

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows.

                                             For the three month ended March 31,
                                             -----------------------------------
                                                    2005           2004
                                                ------------   ------------
Net loss - as reported                          $(1,455,095)   $  (197,824)
Add: Total stock based employee compensation
  expense as reported under intrinsic value
  method (APB. No. 25)                                   --             --
Deduct: Total stock based employee
  compensation expense as reported under
  fair value based  method (SFAS No. 123)                --             --
                                                ------------   ------------
Net loss - Pro Forma                            $(1,455,095)   $  (197,824)
                                                ============   ============
Net loss attributable to common
  stockholders - Pro forma                      $(1,455,995)   $  (225,324)
                                                ============   ============
Basic (and assuming dilution) loss per
  share as reported                             $     (0.06)   $     (0.01)
                                                ============   ============
Basic (and assuming dilution) loss per
  share - Pro forma                             $     (0.06)   $     (0.01)
                                                ============   ============

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS (CONTINUED)

As a result of the sale of the tobacco related business segment, the Company accounted for the segment as a discontinued operation, and the following summarizes the disposition of the tobacco related business segment in December 2004:

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
                                                                      ==========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the year ended March 31, 2004 were:

                                                                         2004
                                                                         ----
Revenue                                                               $ 117,782
Expenses                                                                (99,420)
                                                                      ----------
Net (Loss)                                                            $ (18,362)
                                                                      ==========

NOTE C - OTHER ASSETS

Mirasol Gas Well
----------------

In June 2004, the Company entered into an "Assignment of Oil and Gas Leases" ("Assignment") with Castle Rock Resources, Inc. ("Assignor"), an entity controlled by the Company's Acting Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the Mirasol oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor shall have the right to recoup the first $400,000 from income derived from the gas well. As of December 31, 2004, no drilling on a new well has commenced yet and no revenues or expenses generated from the lease. The fair value of the Company's investment in Mirasol Oil and Gas Leases remained at $25,000 as of March 31, 2005.

Deep Well Oil & Gas
-------------------

In February 2005, the Company incorporated a wholly-owned subsidiary, Surge Global Energy (Canada), Ltd. On February 25, 2005, the Company and its subsidiary Surge Global Energy (Canada), Ltd., entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. to drill a test well, at Company expense, on or before 150 days from the date of the Farmout Agreement. The Company will provide $1 million in cash, $1 million upon completion or abandonment of the first well and one-third of the Company's outstanding shares of common stock, on a fully diluted basis. In return, the Company retains a 50% working interest in the initial acreage with rights to expand into 63 total sections for an undivided 40% working interest over a two year period. The drilling is expected to begin in June 2005. As of March 31, 2005, the Company has made total payments of $688,262 pursuant to the Farmout Agreement, and has accounted for the payments made as prepaid expenses and classified as other assets.

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Note
----------------

                                                        March 31,   December 31,
                                                          2005         2004
                                                      ------------   ---------
Convertible notes payable ("Convertible Notes");
interest rate 6% per annum; due the earlier
of one year from the date of the note or 30 days
following the Company completes financing in
excess of $5,000,000.; noteholder has the
option to convert unpaid note principal the
Company's common stock at $2.25 per share             $ 1,710,000    $     --

Debt Discount - beneficial conversion feature,
net of accumulated amortization of $41,206 and
$0 at March 31, 2005 and December 31, 2004,
respectively                                             (961,469)         --

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $28,088 and $0 at March 31, 2005 and December 31,
2004, respectively                                       (655,387)         --
                                                      ------------   ---------
                                                      $    93,144    $     --
                                                      ------------   ---------
Less: current portion                                     (93,144)         --
                                                      ------------   ---------
Long term portion                                     $        --    $     --
                                                      ============   =========

The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company's common stock. The Convertible Notes accrues interest at 6% per annum, payable and due the earlier of one year from the date of the note or 30 days following the Company completes financing in excess of $5,000,000. The noteholder has the option to convert any unpaid note principal to the Company's common stock at $2.25 per share anytime during the term of the note.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,002,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (one year) as interest expense.

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)


In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 855,000 shares of the Company's common stock at $4.00 per share. The warrants expire five years from the issuance. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $683,475 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 166%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (one year) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $69,294 and $0 for the period ended March 31, 2005 and 2004, respectively.

NOTE E - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series. The Company has authorized Series A and Series B Preferred Stock. The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share. The Company has no preferred stock issued and outstanding at March 31, 2005 and December 31, 2004.

Common Stock
------------

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of March 31, 2005 and December 31, 2004, the Company has 23,467,097 and 23,367,097 shares of common stock issued and outstanding, respectively.

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

In February 2005, the Company issued 100,000 shares of common stock to one of the Company's former Directors in connection with stock options exercised at $0.25 per share.

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS

Warrants
--------

The Company granted an aggregate of 855,000 warrants during the year three months ended March 31, 2005 in connection with issuance of convertible notes payable (Note D). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to investors at March 31, 2005.

         Warrants Outstanding                           Warrants Exercisable
         --------------------                           --------------------
                           Weighted
                            Average      Weighted                    Weighted
                           Remaining      Average                     Average
 Exercise       Number    Contractual    Exercise       Number       Exercise
  Prices     Outstanding  Life (Years)     Price      Exercisable      Price

 $  4.00       855,000        4.96        $  4.00       855,000       $  4.00
               =======    ============    =======       =======       =======


Transactions involving the Company's warrant issuance are summarized as follows:

                                              Number of         Weighted Average
                                               Shares            Price Per Share
                                             -----------           ---------
       Outstanding at January 1, 2003         3,358,000            $   4.53
          Granted                                    --                  --
          Exercised                                  --                  --
          Canceled or expired                (2,658,000)               5.25
                                             -----------           ---------
       Outstanding at December 31, 2003         700,000            $   1.79
                                             ===========           =========
          Granted                                    --                  --
          Exercised                                  --                  --
          Canceled or expired                  (700,000)               1.79
                                             -----------           ---------
       Outstanding at December 31, 2004              --            $     --
                                             ===========           =========
          Granted                               855,000                4.00
          Exercised                                  --                  --
          Canceled or expired                        --                  --
                                             -----------           ---------
       Outstanding at March 31, 2005            855,000            $   4.00
                                             ===========           =========

The weighted-average fair value of warrants granted to shareholders during the years ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 166%.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2005.

                            SURGE GLOBAL ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (CONTINUED)

Stock Options (Continued)
-------------------------

                     Options Outstanding                                   Options Exercisable
                     -------------------                                   -------------------
                                Weighted Average
      Exercise      Number    Remaining Contractual  Weighed Average    Number     Weighted Average
       Prices    Outstanding      Life (Years)       Exercise Price   Exercisable   Exercise Price
       ------    -----------      ------------       --------------   -----------   --------------
      $   0.25    1,100,000           2.00              $   0.25        1,100,000      $  0.25
        0.4044       60,000           0.01                0.4044           60,000       0.4044
          0.65    5,500,000           8.65                  0.65        1,819,442         0.65
          1.35       19,279           9.68                  1.35           19,279         1.35
          1.50        7,127           9.76                  1.50            7,127         1.50
          3.50       80,000           3.69                  3.50           80,000         3.50
                  ----------          ----              ---------       ----------     --------
                  6,766,406           7.43              $   0.62        3,085,848      $  0.58
                  ==========          ====              =========       ==========     ========

Transactions involving the Company's options issuance are summarized as follows:

                                                  Number of     Weighted Average
                                                    Shares       Price Per Share
                                                 -----------     -----------
       Outstanding at January 1, 2003             1,780,000      $     0.40
          Granted                                   400,000            0.25
          Exercised (Note F)                       (240,000)           0.10
          Canceled or expired                            --              --
                                                 -----------     -----------
       Outstanding at December 31, 2003           1,940,000      $     0.41
                                                 ===========     ===========
          Granted                                 5,526,406            0.65
          Exercised                                      --              --
          Canceled or expired                      (600,000)           0.30
                                                 -----------     -----------
       Outstanding at December 31, 2004           6,866,406      $     0.61
                                                 ===========     ===========
          Granted                                        --              --
          Exercised                                (100,000)           0.25
          Canceled or expired                            --              --
                                                 -----------     -----------
       Outstanding at March 31, 2005              6,766,406      $     0.62
                                                 ===========     ===========

The Company did not grant any stock options to employees during the period ended March 31, 2005 and 2004. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(1,455,995) and $(0.06) for the period ended March 31, 2005, and $(225,324) and $(0.01) for the period ended March 31, 2004, respectively.

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. The Company has accounted the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders' equity. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $748,743 and $0 was charged to operations during the period ended March 31, 2005 and 2004, respectively.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
2004
----

          As noted previously, we discontinued operations of our tobacco and related business effective December, 16, 2004 and the results of those previous revenues and expenses are no longer included in continuing operations. Our remaining operations now consist solely of our oil and gas exploration efforts.

          The Company had no revenues in the three months ended March 31, 2005 or 2004. Total operating expenses as well as loss from continuing operations for the three months ended March 31, 2005 compared to 2004 increased by $1,212,424 to $1,381,896 from $169,472 in the prior period.

          Included within the $1,212,424 increase compared to the three months ended March 31, 2004 is $748,743 of vested stock options for the three months ended March 31, 2005 related to employee compensation agreements. The Company also charged to operations $171,000 of commissions related to the $1.710 million convertible debt obtained during the three months ended March 31, 2005. The remaining $292,681 was due to higher payroll and public reporting expenses.

          Interest expense, net for the three months ended March 31, 2005 increased to $73,199 from $9,990. The Company issued convertible notes with attached warrants in March 2005 resulting in $69,294 in amortized debt discount related to beneficial conversion feature and warrants attached to the convertible notes for the three months ended March 2005.

          Loss from discontinued operations and for the three months ended March 31, 2005 was zero compared to a loss of $18,362 in the same period of 2004. Preferred stock dividend requirements were zero for the three months ended March 31, 2005 and $27,500 in the prior period. In connection with the Asset Purchase Agreement in December 16, 2004, all preferred stock outstanding were converted to the Company's common stock, and the preferred stockholder had released the Company from all obligations for accumulated dividends thereon. Following the decision to discontinue the tobacco and related business in December 2004, there were no further expenditures, preferred stock dividends or losses relating to these previous activities.

          Net loss for both continuing and discontinued operations increased by $1,257,271 to $1,455,095 for the three months ended March 31, 2005 from $197,824 in the same period of 2004 as a combination of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

          As of March 31, 2005, we had a deficiency in working capital of ($54,816). For the three months ended March 31, 2005, we generated a net cash flow deficit from operating activities of ($1,351,880), consisting primarily of year to date losses of ($1,455,095), $748,743 of deferred compensation related to employee stock options, $69,294 in amortized debt discount, ($688,262) in other asset increases as well as ($24,383) increases in remaining net current assets and ($1,277) decrease in accrued liabilities. Offsetting the ($1,351,880) operating activity deficit was $1,710,000 in proceeds from convertible notes payable, $25,000 in exercised option proceeds and ($4,945) in capital expenditures.

FUTURE OPERATIONS:

          Under the terms of the Farmout Agreement with Deep Well Oil & Gas, Inc, an initial payment of $1,000,000 is due for the acquisition of Sawn Lake property rights. In addition, the Company is obligated to issue 1/3 of it's common stock on a fully diluted basis to complete the purchase, plus a second payment of $1,000,000 after the second test well is drilled. The Farmout agreement covers 63 square miles (sections, or a total of 40,320 acres). The Company's 40% working interest therefore will be 16,128 net acres. Under the Farmout agreement, the Company is obligated to pay 80% of the costs of the first ten wells drilled on the leases. Two non-affiliated third parties each own a 10% working interest. Using an average of four wells per section, the Company could be able to drill over 250 wells on the property. Additional financing through debt or common stock issuance will be necessary for the Company to be able to complete the entire drilling program. The drilling is expected to begin in June or July 2005. As of March 31, 2005, the Company has made total payments of $688,262 pursuant to the Farmout Agreement, and the common shares have not been issued subject to receipt of an engineering report specifying proven and producing reserves.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The Company entered into a Note and Warrant Purchase Agreement with several accredited investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company's common stock at $4.00 per share. The warrants expire five years from the issuance. The Convertible Notes accrues interest at 6% per annum, payable and due the earlier of one year from the date of the note or 30 days following the Company completes financing in excess of $5,000,000. The noteholder has the option to convert any unpaid note principal to the Company's common stock at $2.25 per share anytime during the term of the note. This share issuance was exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933.

(b) Not Applicable.

(c)) Not Applicable

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SURGE GLOBAL ENERGY, INC.





DATED:   MAY 16, 2005                   BY:   /S/ FRED W. KELLY
                                              ------------------------------
                                              FRED W. KELLY
                                              CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)


DATED:   MAY 16, 2005                   BY:   /S/ E. JAMIE SCHLOSS
                                              ------------------------------
                                              E. JAMIE SCHLOSS
                                              CHIEF FINANCIAL OFFICER AND
                                              (PRINCIPAL ACCOUNTING OFFICER)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                    TITLE                          DATE
---------                    -----                          ----


/S/ FRED W. KELLY            CEO AND DIRECTOR             MAY 16, 2005
-----------------------
FRED W. KELLY


/S/ E. JAMIE SCHLOSS         CFO AND DIRECTOR            MAY 16, 2005
-----------------------
E. JAMIE SCHLOSS