Form 10QSB
period 2005-06-30
Surge Global Energy, Inc.
filed 2005-08-22
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of incorporation or organization)	(Employer Identification No.)

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

As of August 15, 2005, the Registrant had 23,467,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SURGE GLOBAL ENERGY, INC.
(A Development Stage Company)
Quarterly Report on Form 10-QSB for the period ending
June 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Losses:
Three and Six Months Ended June 30, 2005 and 2004, and
For the period from January 1, 2005 (date of inception of development stage) through June 30, 2005

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period from January 1, 2005 (date of inception of development stage) through June 30, 2005

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2005 and 2004, and
For the period from January 1, 2005 (date of inception of development stage) through June 30, 2005

Notes to Unaudited Condensed Consolidated Financial Information
June 30, 2005

Item 2. Management Discussion and Analysis

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$120,584	$159,935
Prepaid expense	23,680	-
Total current assets	144,264	159,935

Property and equipment, net	4,584	-

Other assets:
Deposits	2,244	-
Other (Note C)	1,098,015	25,000
Total other assets	1,100,259	25,000

Total assets	$1,249,107	$184,935

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$969,728	$523,183
Convertible notes payable, net of debt discount (Note D)	513,527	-
Total current liabilities	1,483,255	523,183

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized (Note E):
Series A - none issued and outstanding at June 30, 2005 and December 31, 2004	-	-
Series B - none issued and outstanding at June 30, 2005 and December 31, 2004	-	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 23,467,097 and 23,367,097 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (Note E)	23,467	23,367
Deferred compensation expense (Note F)	(5,523,497)	(7,020,985)
Additional paid-in capital	20,707,931	18,996,881
Accumulated other comprehensive income: Foreign currency translation adjustment	(24,979)	-
Accumulated deficit from inception of development stage	(3,079,559)	-
Accumulated deficit	(12,337,511)	(12,337,511)
Total deficiency in stockholders' equity	(234,148)	(338,248)

Total liabilities and deficiency in stockholders' equity	$1,249,107	$184,935

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For The Three Months Ended June 30, 2005		For The Six Months Ended June 30, 2005		For the period from January 1, 2005 (date of inception of development stage) through June 30, 2005
	2005	2004	2005	2004
Operating expenses:
Selling, general and administrative expenses	$394,428	$125,220	$1,063,580	$294,692	$1,063,580
Employee stock options compensation (Note F)	784,744	-	1,497,488	-	1,497,488
Depreciation	322	-	322	-	322
Total operating expense	1,179,494	125,220	2,561,390	294,692	2,561,390

Loss from operations	(1,179,494)	(125,220)	(2,561,390)	(294,692)	(2,561,390)

Interest expense, net	(444,970)	(5,840)	(518,169)	(15,830)	(518,169)

Loss from continuing operations, before income taxes and discontinued operations	(1,624,464)	(131,060)	(3,079,559)	(310,522)	(3,079,559)

Provision for income taxes	-	-	-	-	-
Loss from continuing operations, before discontinued operations	(1,624,464)	(131,060)	(3,079,559)	(310,522)	(3,079,559)

(Loss) from discontinued operations (Note B)	-	(27,157)	-	(45,519)	-

Net (loss)	$(1,624,464)	$(158,217)	$(3,079,559)	$(356,041)	$(3,079,559)

Preferred stock dividends requirements	-	(27,500)	-	(55,000)	-

Loss available to common stockholders	$(1,624,464)	$(185,717)	$(3,079,559)	$(411,041)	$(3,079,559)

Other comprehensive (loss): foreign currency translation (loss)	(24,079)	-	(24,979)	-	(24,979)

Comprehensive (loss)	$(1,648,543)	$(185,717)	$(3,104,538)	$(411,041)	$(3,104,538)

Loss per common share (basic and assuming dilution)	$(0.07)	$(0.01)	$(0.13)	$(0.02)	$(0.13)
Continuing operations	$(0.07)	$(0.01)	$(0.13)	$(0.02)	$(0.13)
Discontinued operations	$-	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	23,467,097	20,908,762	23,437,263	20,232,969	23,437,263

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2005

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	25,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,002,675	-	-	-	-	1,002,675
Value of warrants attached to convertible notes payable	-	-	-	-	683,475	-	-	-	-	683,475
Foreign currency translation adjustment	-	-	-	-	-	-	(24,979)	-	-	(24,979)
Amortization of deferred compensation (Note F)	-	-	-	-	-	1,497,488	-	-	-	1,497,488
Net loss	-	-	-	-	-	-	-	(3,079,559)	-	(3,079,559)
Balance at December 31, 2004	-	$-	23,467,097	$23,467	$20,707,931	$(5,523,497)	$(24,979)	$(3,079,559)	$(12,337,511)	$(234,148)

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Month Ended June 30,		For the period from January 1, 2005 (date of inception of development stage) through June 30, 2005
	2005	2004
Cash flows from operating activities:
Net (loss) from continuing operations	$(3,079,559)	$(310,522)	$(3,079,559)
Net (loss) from discontinued operations	-	(45,519)	-
Accumulated other comprehensive income: Foreign currency translation adjustment	(24,979)	-	(24,979)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization - discontinued operations	322	29,815	322
Amortization of debt discount - beneficial conversion feature of securities attached to notes payable	-	5,050	-
Amortization of debt discount - beneficial conversion feature of convertible notes payable (Note D)	291,188	-	291,188
Amortization of debt discount - value of warrants attached to convertible notes payable (Note D)	198,489	-	198,489
Amortization of deferred compensation costs (Note F)	1,497,488	-	1,497,488
(Increase) decrease in:
Contract Deposits	-	(625,000)	-
Prepaid expenses and deposits	(25,924)	-	(25,924)
Other assets	(1,073,015)	-	(1,073,015)
Increase (decrease) in:
Accounts payable and accrued liabilities	446,550	53,219	446,550
Liabilities of discontinued operations	-	(14,337)	-
Net cash (used in) operating activities	(1,769,440)	(907,294)	(1,769,440)

Cash flows from investing activities:
Capital expenditures, net of disposal	(4,911)	-	(4,911)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note E)	25,000	950,500	25,000
Proceeds from notes payable, net of repayments (Note D)	1,710,000		1,710,000
Due to affiliates, net	-	(31,486)	-
Net cash provided by financing activities	1,735,000	919,014	1,735,000

Net increase (decrease) in cash and cash equivalents	(39,351)	11,720	(39,351)
Cash and cash equivalents at the beginning of the period	159,935	9,135	159,935
Cash and cash equivalents at the end the period	$120,584	$20,855	$120,584

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-
Supplemental Disclosures of Non-Cash Transactions:
Amortization of deferred compensation costs (Note F)	1,497,488	-	1,497,488
Amortization of debt discount - securities attached to notes payable	-	5,050	-
Beneficial conversion feature of convertible notes payable (Note D)	1,002,675	-	1,002,675
Amortization of debt discount - beneficial conversion feature of convertible notes payable (Note D)	291,188	-	291,188
Value of warrants attached to convertible notes payable (Note D)	683,475	-	683,475
Amortization of debt discount - value of warrants attached to convertible notes payable (Note D)	198,489	-	198,489

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

The condensed consolidated financial statements include the accounts of Surge Global Energy, Inc. and its wholly owned subsidiaries, Monarch Pipe Company (Note B), Bible Resources Inc., and Surge Global Energy (Canada), Ltd., (collectively the “Company”). The Company currently owns two subsidiaries, Bible Resources, Inc. and Surge Global Energy (Canada), Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through June 30, 2005, the Company has accumulated losses of $3,079,559.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
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

Stock Based Compensation (Continued)

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,624,464)	$(158,217)	$(3,079,559)	$(356,041)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-	-	-
Net loss - Pro Forma	$(1,624,464)	$(158,217)	$(3,079,559)	$(356,041)
Net loss attributable to common stockholders - Pro forma	$(1,624,464)	$(185,717)	$(3,079,559)	$(411,041)
Basic (and assuming dilution) loss per share - as reported	$(0.07)	$(0.01)	$(0.13)	$(0.02)
Basic (and assuming dilution) loss per share - Pro forma	$(0.07)	$(0.01)	$(0.13)	$(0.02)

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - DIVESTITURES AND DISCONTINUED OPERATIONS

In January 2003, the management commenced a plan of disposal of its tobacco and related business. The Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes reflect discontinued operations accounting. In December 2004, the Company entered into an Asset Purchase Agreement (the "Agreement") by and among the Company, the Company's former Chief Executive Officer, Zenvesco, Inc. (“Zenvesco”), Highland Pipe Co. doing business as Monarch Pipe Company, Camden Structure, Inc. and PK Ventures, Inc., and consummated the disposition of the discontinued operations. Pursuant to the Agreement, the Company agreed to transfer to Zenvesco, an entity controlled by the Company's former Chief Executive Officer, all of the Company's assets related to its discontinued tobacco business. In consideration for the transfer of assets, Zenvesco agreed to pay $100 and to assume all of the Company's liabilities related to the discontinued tobacco business. Certain liabilities were legally released by the Company’s former Chief Executive Officer and affiliated entities of Zenvesco.

As a result of the sale of the tobacco related business segment, the Company accounted for the segment as a discontinued operation, and the following summarizes the disposition of the tobacco related business segment in December 2004:

Cash consideration received	$100
Debts assumed or forgiven	804,217
Net assets disposed of	(30,895)
Net gain on disposal of discontinued operations	$773,422

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the six months ended June 30, 2004 were:

Revenue	$221,785
Expenses	(267,304)
Net (Loss)	$(45,919)

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE C - OTHER ASSETS

Mirasol Gas Well

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by the Company’s Acting Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the Mirasol oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor has the right to recoup the first $400,000 from income derived from the gas well. As of June 30, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The fair value of the Company’s investment in Mirasol Oil and Gas Leases remained at $25,000 as of June 30, 2005.

Deep Well Oil & Gas

In February 2005, the Company incorporated a wholly-owned subsidiary, Surge Global Energy (Canada), Ltd. On February 25, 2005, the Company and its subsidiary Surge Global Energy (Canada), Ltd., entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. to drill a test well, at Company expense, on or before 150 days from the date that the Farmout Agreement becomes legally effective. The Company will provide $1 million in cash initially, and a second $1 million payment after completion or abandonment of the first option well. In addition, the Company is obligated to issue one-third of the Company's outstanding shares of common stock, on a fully diluted basis after both wells are producing. In return, the Company retains a 50% working interest in the initial acreage with rights to expand into 63 total sections for an undivided 40% working interest over a two year period. The drilling is expected to begin in the fourth quarter of 2005. The issuance of the shares is a contingency which has not yet occurred as of June 30, 2005. As of June 30, 2005, the Company has made payments of $926,440 for well costs and the initial lease commitment pursuant to the Farmout Agreement to Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. and has accounted for the payments made as prepaid expenses and classified as other assets. The Company has also incurred additional legal fees and commissions in connection with the Farmout Agreement in the amount of $296,840 thereby bringing the total amounts paid or incurred to $1,146,575. The Company has accounted for the portion of legal fees and commissions in the amount of $146,575 to be reimbursed by Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. As other receivable at June 30, 2005.

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Note

	June 30, 2005	December 31, 2004
Convertible notes payable (“Convertible Notes”); interest rate 6% per annum; due the earlier of one year from the date of the note or 30 days following the date the Company completes financing in excess of $5,000,000.; noteholders have the option to convert unpaid note principal the Company’s common stock at $2.25 per share.	$1,710,000	$-

Debt Discount - beneficial conversion feature, net of accumulated amortization of $291,188 and $0 at June 30, 2005 and December 31, 2004, respectively	(711,487)	-

Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $198,489 and $0 at June 30, 2005 and December 31, 2004, respectively.	(484,986)	-
	$513,527	$-
Less: current portion	(513,527)	-
Long term portion	$-	$-

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 6% per annum, payable and due the earlier of one year from the date of the note or 30 days following the Company completes financing in excess of $5,000,000. The Noteholders had the option to convert any unpaid note principal to the Company’s common stock at $2.25 per share anytime during the term of the note. Subsequent to the date of financial statements, the Noteholders advised the company of their intent to convert the Notes into common stock at a price equal to a proposed Convertible Debenture and/or a Private Placement that the Company is in the process of negotiating.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,002,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $683,475 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 166%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $489,677 and $0 for the period ended June 30, 2005 and 2004, respectively.

NOTE E - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series. The Company has authorized Series A and Series B Preferred Stock. The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share. The Company has no preferred stock issued and outstanding at June 30, 2005 and December 31, 2004.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE E - CAPITAL STOCK (Continued)

Common Stock

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of June 30, 2005 and December 31, 2004, the Company has 23,467,097 and 23,367,097 shares of common stock issued and outstanding, respectively.

The Company is not currently subject to any contractual arrangements which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

In February 2005, the Company issued 100,000 shares of common stock to one of the Company’s former Directors in connection with stock options exercised at $0.25 per share.

NOTE F - WARRANTS AND STOCK OPTIONS

Warrants

The Company granted an aggregate of 855,000 warrants during the six months ended June 30, 2005 in connection with issuance of convertible notes payable (Note D). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to investors at June 30, 2005.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.00	855,000	4.71	$4.00	855,000	$4.00

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	3,358,000	$4.53
Granted	-	-
Exercised	-	-
Canceled or expired	(2,658,000)	5.25
Outstanding at December 31, 2003	700,000	$1.79
Granted	-	-
Exercised	-	-
Canceled or expired	(700,000)	1.79
Outstanding at December 31, 2004	-	$-
Granted	855,000	4.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2005	855,000	$4.00

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (Continued)

Warrants (Continued)

The weighted-average fair value of warrants granted to shareholders during the period ended June 30, 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 166%. The warrants also contain an anti-dilution provisions which would reduce the price of the warrants. If the Company issues new Convertible Notes or completes a Private Placement, the price of the warrants would be reduced to $1.60 per share.

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2005.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	1,100,000	1.75	$0.25	1,100,000	$0.25
0.65	5,500,000	8.40	0.65	2,244,440	0.65
1.35	19,279	9.43	1.35	19,279	1.35
1.50	7,127	9.51	1.50	7,127	1.50
3.50	80,000	3.44	3.50	80,000	3.50
	6,706,406	7.25	$0.62	3,450,846	$0.62

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,780,000	$0.40
Granted	400,000	0.25
Exercised (Note F)	(240,000)	0.10
Canceled or expired	-	-
Outstanding at December 31, 2003	1,940,000	$0.41
Granted	5,526,406	0.65
Exercised	-	-
Canceled or expired	(600,000)	0.30
Outstanding at December 31, 2004	6,866,406	$0.61
Granted	-	-
Exercised	(100,000)	0.25
Canceled or expired	(60,000)	0.40
Outstanding at June 30, 2005	6,706,406	$0.62

The Company did not grant any stock options to employees during the period ended June 30, 2005 and 2004. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(3,079,559) and $(0.13) for the period ended June 30, 2005, and $(411,041) and $(0.02) for the period ended June 30, 2004, respectively.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options (Continued)

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has accounted the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in December 2004. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $1,497,488 and $0 was charged to operations during the period ended June 30, 2005 and 2004, respectively.

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

RESULTS OF OPERATIONS

The Company is in the development stage and to date, has not generated revenues from the date of inception of development stage. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this annual report concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors., including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry. As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

From inception of development stage, the Company has not generated any revenues as it was in the development stage. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From its inception of development stage, the Company has incurred operating expenses of $2,561,390. These expenses were associated principally with compensation to employees, business development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

As of June 30, 2005, the Company had a deficiency in working capital of ($1,152,991). From the inception of development stage through June 30, 2005, the company had a net cash flow deficit from operating activities of ($1,769,440), consisting primarily of losses from inception of ($3,040,134), $1,497,488 of deferred compensation related to employee stock options, $489,677 in amortized debt discount, a total of ($1,073,015) in other asset increases relating to the costs incurred in the Deep Well Oil & Gas, Inc. Farmout Agreement discussed below, as well as ($25,924) increases in remaining net current assets and an increase in accounts payable of $446,550. Offsetting the ($1,769,440) in net cash used in operating activities, was $1,710,000 in proceeds from convertible notes payable, $25,000 in exercised option proceeds, and $4,911 in capital expenditures. The ending cash position at June 30, 2005 was $120,584, a decrease of $39,351 from December 31, 2004.

PLANS OF OPERATIONS:

Under the terms of the Farmout Agreement with Deep Well Oil & Gas, Inc, an initial payment of $1,000,000 is due for the acquisition of Sawn Lake property rights. As of June 30, 2005, the Company has made payments of $926,440 for well costs and the initial lease commitment pursuant to the Farmout Agreement to Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. and has accounted for the payments made as prepaid expenses and classified as other assets. The Company has also incurred additional legal fees and commissions in connection with the Farmout Agreement in the amount of $296,840 thereby bringing the total amounts paid or incurred to $1,146,575. The Company has accounted for the portion of legal fees and commissions in the amount of $146,575 to be reimbursed by Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. as other receivable at June 30, 2005. In addition to cash payments, the Company is obligated to issue 1/3 of it's common stock on a fully diluted basis to validate its 40% Working Interest in the Sawn Lake project, plus a second payment of $1,000,000 after the first well is completed or abandoned. The issuance of the common stock is a contingency which has not yet occurred as of June 30, 2005. The Farmout agreement covers 63 square miles (sections, or a total of 40,320 acres). The Company's 40% working interest therefore will be 16,128 net acres. Under the Farmout agreement, the Company is obligated to pay 80% of the costs of the first ten wells drilled on the leases. Two non-affiliated third parties each own a 10% working interest. Using an average of four wells per section, the Company could be able to drill over 250 wells on the property. Additional financing through debt or common stock issuance will be necessary for the Company to be able to complete the entire drilling program. The drilling is expected to begin in the fourth quarter of, 2005.

Sawn Lake Project Status

On June 17, 2005 The Company was granted an Operators Code from Alberta Energy and Utilities Board (AEUB), allowing the Company to submit an application for a drilling license for the first test well at Sawn Lake; whereupon the Company immediately submitted a drilling license application to the AEUB.

On June 21, 2005, the Company was notified by the AEUB it required updated evidence that Surge had notified the holder of of the trapping permit in the area. The Company complied by immediately sending the required notice as required by the AEUB. The AEUB advised the Company that the license application would have to be re-submitted, as as the original license application would not be held for two weeks. On July 20, 2005 the AEUB requested the Company submit audit information; the company complied and submitted the audit request by end of day. On July 22, 2005 additional audit material was submitted to AEUB.

On August 2, 2005 the AEUB Review Board met and on August 17, 2005 formally responded to objections by the Lubicon Band Chief and the trapper, Walter Whitehead. Both parties were given  14 days to substantiate their objections to the issuance of a drilling license, in writing, to the AEUB.

DEEP WELL OIL & GAS, INC., and NORTHERN ALBERTA OIL LTD., Extension to the Farmout Agreement

On March 25, 2005 the Company entered into a letter of agreement whereby DEEP WELL OIL & GAS, INC., a Nevada corporation extra-provincially registered in Alberta ("Deep Well") and NORTHERN ALBERTA OIL LTD., an Alberta corporation ("Northern") granted the Company an unconditional extension to any additional payments due to Deep Well or Northern, until such a time that (a) the legal status of Northern is resolved and a legal opinion is rendered by Northern's counsel; (b) Deep Well is in full compliance with the SEC and files all required 8k's applicable to the farmout agreement and their 2004 annual report is completed; (c) Allow the Company to direct all use of proceeds from the Prospect fees in order to satisfy the Deep Well and Northern legal matters, mortgages in default, satisfy claims made by NORAL shareholders and SEC filing obligations and the Company will pay the balance in full until such time that Surge closes its contemplated financing and/or the Sawn Lake Drilling Operations commence under the farmout agreement. In addition Deep Well and Northern have agreed to amend the terms of the Prospect Fee (Page 8, Article 13.1 paragraph (a), Farmout Agreement dated February 25, 2005) Deep Well and Northern have agreed that all commissions payable, will be modified in addition to Gemini (Page 8, Article 13.1 paragraph (a) (i), whereby Deep Well and Northern agree to pay 50% of all Commissions to any bank or broker where the financing is related to the use of proceeds being designated for Deep Well, Northern or the Farmout agreement; In addition Deep Well and Northern have agreed to pay 50% of all legal fees, (Page 8, Article 13.1 paragraph (a) (ii) of the Farmout Agreement dated February 25, 2005, Deep Well and Northern will agree to reimburse Surge for all legal fees incurred by any delays to the financing with Gemini and or any other third party financing secured by Surge for the benefit of the farmout agreement, and in the event that any action caused by Deep Well or Northern that results in a financing not materializing than Deep Well and Northern will be liable for the full amount of all legal fees related to the financings.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception as a development stage enterprise through the period ended June 30, 2005, we have relied on the services of three (3) outside consultants for services and have four (4) employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, a Chief Financial Officer, a Vice President of Exploration and Development, a Vice President of Operations, a receptionist and an accounting clerk for our Canadian Subsidiary. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The independent auditor's report on the Company's December 31, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The Company devoted a great deal of time and expense in the quarter ended June 30, 2005 to obtain additional financing. Several financing proposals did not come to fruition, and the expenses relating to those activities are reflected in the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company was joined in a lawsuit concerning a divorce petition of its former Chief Executive Officer, William Miller.  (William L. Miller v. Jeanne E. Miller, Case No, 2005 DR00683. The Company does not expect that there will be any liability as a result of this lawsuit and accordingly no provision therefrom has been reflected in the accompanying financial statements.  Mr. Miller has placed 200,000 Surge Global Energy, Inc. common shares in a third party escrow account to cover any costs or expenses relating to the reorganization of the tobacco business and the settlement of contractual amounts owed Mr. Miller. These shares also provide additional security that no economic impact will effect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The Company entered into a Note and Warrant Purchase Agreement with several accredited investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company's common stock at $4.00 per share. The warrants expire five years from the issuance. The Convertible Notes accrues interest at 6% per annum, payable and due the earlier of one year from the date of the note or 30 days following the Company completes financing in excess of $5,000,000. The Noteholders had the option to convert any unpaid note principal to the Company's common stock at $2.25 per share anytime during the term of the note, subject to anti-dilution provisions. This share issuance was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

(b) Not Applicable.

(c) Not Applicable

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

In August 2005, the Company entered into a Private Placement for $300,000.00 with three existing investors and two board of directors at $1.00 per share plus a half a warrant with the exercise strike price at $1.60 expiring in 5 years.

In August 2005, the Convertible Noteholders notified the Company in writing of their intent to convert all of the $1,710,000 in Notes into common stock at the same price of the $300,000 of Private Placement financing that was closed in August 2005. The company accepted the request of the Convertible Noteholders and notified the holders that the conversion will be at $1.00 per share plus a half a warrant with the exercise strike price at $1.60 expiring in 5 years.

In August 2005 the Company engaged in negotiations to issue a Convertible Debt offering directly into its wholly owned subsidiary Surge Global Energy (Canada) Ltd. for $8,500,000 CAD, the final terms of which are still being negotiated. The provisions of the outstanding Notes and Warrants may be revised to conform with the final terms of the Convertible Notes if they are issued.

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

SURGE GLOBAL ENERGY, INC.

DATED: AUGUST 22, 2005	By:	/s/ FRED W. KELLY

FRED W. KELLY CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

DATED: AUGUST 22, 2005	By:	/s/ E. JAMIE SCHLOSS

E. JAMIE SCHLOSS CHIEF FINANCIAL OFFICER AND (PRINCIPAL ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ FRED W. KELLY	CEO AND DIRECTOR	AUGUST 22, 2005
FRED W. KELLY

/S/ E. JAMIE SCHLOSS	CFO AND DIRECTOR	AUGUST 22, 2005
E. JAMIE SCHLOSS