Form 10QSB
period 2005-09-30
Surge Global Energy, Inc.
filed 2005-11-21
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
incorporation or organization)

12220 EL CAMINO REAL, SUITE 410
SAN DIEGO, CALIFORNIA 92130
(Address of Principal Executive Offices)

Registrant's telephone number: (858) 704-5010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $ .001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

As of November 15, 2005, the Registrant had 25,642,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SURGE GLOBAL ENERGY, INC.
(A Development Stage Company)
Quarterly Report on Form 10-QSB for the
Nine Month Period Ending September 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Losses:
Three and Nine Months Ended September 30, 2005 and 2004, and
For the period from January 1, 2005 (date of inception of development stage) through September 30, 2005

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period from January 1, 2005 (date of inception of development stage) through September 30, 2005

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2005 and 2004, and
For the period from January 1, 2005 (date of inception of development stage) through September 30, 2005

Notes to Unaudited Condensed Consolidated Financial Information
September 30, 2005

Item 2. Management Discussion and Analysis

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,531	$159,935
Prepaid expense	25,478	-
Total current assets	35,009	159,935

Property and equipment, net	8,970	-

Unproven oil and gas properties (Note C)	2,221,537	25,000

Total assets	$2,265,516	$184,935

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,489,674	$523,183
Total current liabilities	2,489,674	523,183

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized (Note E):
Series A - none issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Series B - none issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 25,442,097 and 23,367,097 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note E)	25,442	23,367
Deferred compensation expense (Note F)	(4,774,753)	(7,020,985)
Additional paid-in capital	22,646,491	18,996,881
Stock subscription payable (Note D and E)	35,000	-
Accumulated other comprehensive income: Foreign currency translation adjustment	(50,078)	-
Accumulated deficit	(12,337,511)	(12,337,511)
Accumulated deficit from inception of development stage	(5,768,749)	-
Total stockholders' equity	(224,158)	(338,248)

Total liabilities and deficiency in stockholders' equity	$2,265,516	$184,935

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For The Three Months Ended September 30, 2005		For The Nine Months Ended September 30, 2005		For the period from January 1, 2005 (date of inception of development stage) through September 30, 2005
	2005	2004	2005	2004
Operating expenses:
Selling, general and administrative expenses	$759,631	$57,719	$1,823,211	$352,411	$1,823,211
Employee stock options compensation (Note F)	748,744	-	2,246,232	-	2,246,232
Depreciation	391	-	713	-	713
Total operating expense	1,508,766	57,719	4,070,156	352,411	4,070,156

Loss from operations	(1,508,766)	(57,719)	(4,070,156)	(352,411)	(4,070,156)

Interest expense, net	(1,180,424)	(4,950)	(1,698,593)	(20,780)	(1,698,593)

Loss from continuing operations, before income taxes and discontinued operations	(2,689,190)	(62,669)	(5,768,749)	(373,191)	(5,768,749)

Provision for income taxes	-	-	-	-	-
Loss from continuing operations, before discontinued operations	(2,689,190)	(62,669)	(5,768,749)	(373,191)	(5,768,749)

(Loss) from discontinued operations (Note B)	-	(22,749)	-	(68,268)	-

Net (loss)	$(2,689,190)	$(85,418)	$(5,768,749)	$(441,459)	$(5,768,749)

Preferred stock dividends requirements	-	(27,500)	-	(82,500)	-

Loss available to common stockholders	$(2,689,190)	$(112,918)	$(5,768,749)	$(523,959)	$(5,768,749)

Other comprehensive loss: foreign currency translation loss	(25,099)	-	(50,078)	-	(50,078)

Comprehensive loss	$(2,714,289)	$(112,918)	$(5,818,827)	$(523,959)	$(5,818,827)

Loss per common share (basic and assuming dilution)	$(0.11)	$(0.01)	$(0.24)	$(0.03)	$(0.24)
Continuing operations	$(0.11)	$(0.00)	$(0.24)	$(0.02)	$(0.24)
Discontinued operations	$-	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	24,368,727	21,534,974	23,756,969	20,643,260	23,756,969

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2005

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Beneficial conversion feature in connection with issuance of convertible notes payable (Note D)	-	-	-	-	1,022,493	-	-	-	-	-	1,022,493
Value of warrants attached to convertible notes payable (Note D)	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(50,078)	-	-	(50,078)
Amortization of deferred compensation (Note F)	-	-	-	-	-	2,246,232	-	-	-	-	2,246,232
Net loss	-	-	-	-	-	-	-	-	(5,768,749)	-	(5,768,749)
Balance at September 30, 2005	-	$-	25,442,097	$25,442	$22,646,491	$(4,774,753)	$35,000	$(50,078)	$(5,768,749)	$(12,337,511)	$(224,158)

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended September 30, 2005		For the period from January 1, 2005 (date of inception of development stage) through September 30, 2005
	2005	2004
Net cash used in operating activities	$(2,176,434)	$(925,042)	$(2,176,434)

Cash flows used in investing activities	(8,970)	-	(8,970)

Net cash provided by financing activities	2,035,000	945,878	2,035,000

Net increase (decrease) in cash and cash equivalents	(150,404)	20,836	(150,404)
Cash and cash equivalents at the beginning of the period	159,935	9,135	159,935
Cash and cash equivalents at the end the period	$9,531	$29,971	$9,531

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-
Supplemental Disclosures of Non-Cash Transactions:
Amortization of deferred compensation costs (Note F)	2,246,232	-	2,246,232
Amortization of debt discount - securities attached to notes payable	-	5,050	5,050
Beneficial conversion feature of convertible notes payable	1,022,493	-	1,022.493
Value of Warrants attached to convertible notes payable	629,192	-	629,192
Amortization and write off of debt discount- beneficial conversion feature of convertible notes payable	1,022,493	-	1,022.493
Amortization and write off of debt discount- value of warrants attached to Convertible Notes Payable	629,192	-	629,192

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through September 30, 2005, the Company has accumulated losses of $5,768,749.

Oil and Gas Properties

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Impairment of unevaluated prospects is assessed at least annually based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development (Note C).

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for subsequent periods.

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows.

	For the three months ended September 30,				For the nine months ended September 30,
	2005		2004		2005	2004
Net loss - as reported	$	(2,689,190)		$(85,418)	$(5,768,749)	$	(441,459)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)		-		-	-		-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)		-		-	-		-
Net loss - Pro Forma		$(2,689,190)		$(85,418)	$(5,768,749)		$(441,459)
Net loss attributable to common stockholders - Pro forma		$(2,689,190)	$	(112,918)	$(5,768,749)		$(523,959)
Basic (and assuming dilution) loss per share - as reported		$(0.11)		$(0.01)	$(0.24)		$(0.03)
Basic (and assuming dilution) loss per share - Pro forma		(0.11)		$(0.01)	$(0.24)		$(0.03)

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
SEPTEMBER 30, 2005
(UNAUDITED)

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the nine months ended September, 2004 were:

Revenue	$334,318
Expenses	(402,586)
Net Loss	$(68,268)

NOTE C - OIL AND GAS PROPERTIES

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. As of September 30, 2005, all oil and gas properties are unproven. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. The Company anticipates its unevaluated property costs to remain as unevaluated for no longer than two years.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE C - OIL AND GAS PROPERTIES (Continued)

Mirasol Gas Well

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by the Company’s Acting Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the Mirasol oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor has the right to recoup the first $400,000 from income derived from the gas well. As of September 30, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. In view of the delays in drilling this well, the Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the quarter ended September 30, 2005.

Deep Well Oil & Gas

In February 2005, the Company incorporated a wholly-owned subsidiary, Surge Global Energy (Canada), Ltd. On February 25, 2005, the Company and its subsidiary Surge Global Energy (Canada), Ltd., entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. (hereafter “Deep Well) and Northern Alberta Oil Ltd. (hereafter “NAOL”) to drill a test well, at Company expense, on or before 150 days from the date that the Farmout Agreement becomes legally effective. Due to conditions beyond the Company’s control, the necessary permits to drill the initial well were not obtained until September 23, 2005. The Company agreed to provide $1 million in cash in initially, and a second $1 million payment after completion or abandonment of the second test well. In addition, the Company was obligated to issue one-third of the Company’s outstanding shares of common stock, on a fully diluted basis after both wells are producing. In return, the Company’s Canadian subsidiary would retain a 50% working interest in the initial acreage with rights to expand into 63 total sections for an undivided 40% working interest over a two year period.

Drilling on the initial Test Well commenced on September 25, 2005. Named the Sawn Lake #1 well, drilling costs of $1,371,831 were incurred through September 30, 2005. The Company estimates that an additional $200,000 to $300,000 in drilling and completion costs will need to be incurred to make the well commercially producing. The Well should be producing in the fourth quarter of 2005. The issuance of the shares to Deep Well is a contingency which has technically not yet occurred as of September 30, 2005. Additionally, as of September 30, 2005, the Company had made payments of $ 849,706 to Deep Well, plus legal fees and other expenses pursuant to the Farmout Agreement. In a recent lawsuit filed by Deep Well against the Company (see Note G), Deep Well has alleged that the expenses incurred to obtain financing and to drill the initial test wells are not part of the Company’s obligation of the initial $1,000,000. The Company has expensed all legal fees commissions and other related expenses through September 30, 2005, but believes that a portion amount of these fees and expenses will be recoverable from Deep Well and NAOL in future periods. Total costs the Company capitalized in connection with this property amounted $2,221,537 as of September 30, 2005. The capitalized costs will be amortized using a unit-of-production method if the well is proven productive.

Subsequent to the date of financial statements, the Company and Deep Well entered into a settlement agreement (Note G) which provided that the initial $1,000,000 owed Deep Well was deemed paid, and the second $1,000,000 owed would be due on the closing of the Company’s Canadian Subsidiary’s Convertible Debt offering. Additionally, any shares due to Deep Well from the Company would be issued by the Company’s Canadian subsidiary. Those shares can be converted into the Company’s common shares.

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company’s common stock. The Convertible Notes accrued interest at 6% per annum, payable and due the earlier of one year from the date of the note or 30 days following the Company completes financing in excess of $5,000,000. The Noteholders had the option to convert any unpaid note principal to the Company’s common stock at $2.25 per share anytime during the term of the note. In August 2005, the Company entered an agreement with the Noteholders to reduce the conversion rate to $1.00 per share, and the Noteholders advised the company of their intent to convert the Notes into common stock. As of September 30, 2005, the Company has issued 1,675,000 shares and agreed to issue additional 35,000 shares of its common stock, a total of 1,710,000 shares, in exchange for conversion of the $1,710,000 of Convertible Notes. The Company has accounted for the 35,000 shares of common stock to be issued as stock subscription payable at September 30, 2005.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,022,493 (after adjustment for note amendment in August 2005) of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.

In connection with the placement of the Convertible Notes in March 2005, the Company issued detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. In August 2005, the exercise price of the warrants was reduced to $1.60 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $629,192 (after adjustment for note amendment in August 2005) to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 174%.

The debt discount attributed to the beneficial conversion feature and value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense. In August 2005, all of the Convertible Notes were converted to the Company’s common stock and stock subscription, accordingly all unamortized debt discount was charged to operations. The Company recorded non-cash interest expense in the amount of $1,651,685 during the period ended September 30, 2005in connection with the Convertible Notes.

NOTE E - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series. The Company has authorized Series A and Series B Preferred Stock. The Series A stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A stock has a liquidation preference of $.001 per share. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share. The Company has no preferred stock issued and outstanding at September 30, 2005 and December 31, 2004.

Common Stock

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of September 30, 2005 and December 31, 2004, the Company has 25,442,097 and 23,367,097 shares of common stock issued and outstanding, respectively. As of September 30, 2005, the Company was not currently subject to any contractual arrangements which restricted its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE E - CAPITAL STOCK (Continued)

Common Stock (Continued)

In February 2005, the Company issued 100,000 shares of common stock to one of the Company’s former Directors in connection with stock options exercised at $0.25 per share.

In August 2005, the Company issued an aggregate of 200,000 shares of common stock to third party investors and 100,000 shares of common stock to two Directors of the Company in exchange for net proceeds of $300,000.

In August 2005, the Company issued an aggregate of 1,675,000 shares of common stock and agreed to issue 35,000 shares of common stock to its noteholders in exchange for $1,710,000 of Convertible Notes (Note D). The Company has accounted for the 35,000 shares of common stock to be issued as stock subscription payable at September 30, 2005.

In September 2005, the Company placed a certificate for 7,822,366 shares into a Trust account for the benefit of Deep Well Oil & Gas, Inc. (Note C). These shares are not deemed issued, as the shares are currently held in Trust and will be cancelled pursuant to the terms of the Convertible Debt Offering negotiated subsequent to the date of financial statements.

NOTE F - WARRANTS AND STOCK OPTIONS

Warrants

The Company granted an aggregate of 855,000 warrants during the nine months ended September, 2005 in connection with issuance of convertible notes payable (Note D), Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 (Note E). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to noteholders and investors at September 30, 2005.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.60	1,005,000	4.52	$1.60	1,005,000	$1.60

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	3,358,000	$4.53
Granted	-	-
Exercised	-	-
Canceled or expired	(2,658,000)	5.25
Outstanding at December 31, 2003	700,000	$1.79
Granted	-	-
Exercised	-	-
Canceled or expired	(700,000)	1.79
Outstanding at December 31, 2004	-	$-
Granted	1,005,000	1.60
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2005	1,005,000	$1.60

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE F - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2005.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25	1,100,000	1.50	$0.25	1,100,000	$0.25
0.65	5,500,000	8.15	0.65	3,622,591	0.65
1.35	19,279	9.18	1.35	19,279	1.35
1.50	7,127	9.26	1.50	7,127	1.50
3.50	80,000	3.19	3.50	80,000	3.50
	6,706,406	7.00	$0.62	4,828,997	$0.62

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,780,000	$0.40
Granted	400,000	0.25
Exercised (Note F)	(240,000)	0.10
Canceled or expired	-	-
Outstanding at December 31, 2003	1,940,000	$0.41
Granted	5,526,406	0.65
Exercised	-	-
Canceled or expired	(600,000)	0.30
Outstanding at December 31, 2004	6,866,406	$0.61
Granted	-	-
Exercised	(100,000)	0.25
Canceled or expired	(60,000)	0.40
Outstanding at September 30, 2005	6,706,406	$0.62

The Company did not grant any stock options to employees during the period ended September 30, 2005 and 2004. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(5,768,749) and $(0.24) for the nine month period ended September 30, 2005, and $(523,959) and $(0.03) for the comparable period ended September 30, 2004.

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has accounted the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in December 2004. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $2,246,232 and $0 was charged to operations during the period ended September 30, 2005 and 2004, respectively.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE G - LITIGATION

The Company was joined in a lawsuit concerning a divorce petition of its former Chief Executive Officer, William Miller.
(William L. Miller v. Jeanne E. Miller, Case No, 2005 DR00683). The Company does not expect that there will be any liability as a result of this lawsuit. Management believes the ultimate outcome of this matter will not have an adverse effect on the Company's consolidated financial position or results of operations.

The Company and its Canadian subsidiary, Surge Global Energy Canada Ltd. was named in a lawsuit in Alberta Canada filed by Deep Well Oil & Gas, Inc. and Northern Alberta Ltd. The Company also filed a counterclaim against Deep Well and NAOL. Subsequent to the date of financial statements, a settlement of claims with Deep Well and NAOL was reached, and as a result both lawsuits will be withdrawn.

NOTE H - SUBSEQUENT EVENTS

In October 2005, the Company sold 200,000 shares of common stock to a third party investor at $1.00 per share plus warrants to purchase 400,000 shares at $1.45 per share.

On November 14, 2005, a settlement of claims with Deep Well and NAOL was reached (Note G).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors will include the availability and terms of capital, changes in the Company's business strategies and development plans. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Oil and gas properties
•	Stock-based compensation

Oil and has properties

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of our Company to obtain funds to finance such exploration and development.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that we will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004:

For the three months ended September 30, 2005, the Company had a loss from operations of $1,508,766 which included $748,744 of employee compensation expense relating to employee stock options. Net of those costs, operating expenses were $760,022, compared with $57,719 of operating expenses during the three months period ended September 30, 2004. The increase was attributable to higher officers’ salaries and legal fees in conjunction with proposed financings. Interest expense for the quarter was $1,180,424, of which $1,162,008 was attributable to amortization and write off of debt discount of the Convertible Notes upon the conversion of the Convertible Notes during the quarter.
The net loss for the three month period ending September 30, 2005 was $2,689,190, an increase of $2,603.772, of which $784,744 was attributable to the costs of employee stock options and $1,162,008 amortization and write off of debt discount. The net loss per share in the quarter ended September 30, 2005 was $.11 compared with $.01 in the quarter ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

As noted previously, the Company discontinued operations of our tobacco and related business effective December, 16, 2004 and the results of those previous revenues and expenses are no longer included in continuing operations. Our remaining operations now consist solely of our oil and gas exploration efforts.

The Company had no revenues in the nine months ended September 30, 2005 or 2004. Total operating expenses for the nine months ended September 30, 2005 compared to 2004 increased by $3,717,745 to $4,070,156 from $352,411 in the prior period. After interest costs of $1,698,593 comparable with $20,780 in the prior year’s nine month period, and a loss of $68,268 from discontinued operations incurred in 2004 with no comparable expense in 2005, the total loss for the nine month period was $5,768,749, an increase of $5,395,558 from the comparable period in 2004.

Included within the $3,717,745 increase in operating expenses compared to the nine months ended September 30, 2004 is $2,246,232 of vested stock options for the nine months ended September 30, 2005 related to employee compensation agreements. The remaining $1,471,513 was due to higher payroll expenses, legal fees, rent and other operating expenses in conjunction with the Deep Well Farmout agreement and related financing efforts and public reporting expenses.

Interest expense, net of interest income, for the nine months ended September 30, 2005 increased to $1,698,593 from $20,780. The Company issued convertible notes with attached warrants in March 2005 resulting in $1,651,684 in amortized debt discount related to the beneficial conversion feature and warrants attached to the convertible notes for the nine months ended September 30, 2005.

Loss from discontinued operations and for the nine months ended September 30, 2005 was zero compared to a loss of $468,268 in the same period of 2004. Preferred stock dividend requirements were zero for the nine months ended September 30, 2005 and $82,500 in the prior comparable period.

In connection with the Asset Purchase Agreement in December 16, 2004, all preferred stock outstanding were converted to the Company’s common stock, and the preferred stockholder had released the Company from all obligations for accumulated dividends thereon. Following the decision to discontinue the tobacco and related business in December 2004, there were no further expenditures, preferred stock dividends or losses relating to these previous activities.

The net loss for both continuing and discontinued operations increased to $5,768,749 from $411,459 for the nine months ended September 30, 2005 in the same period of 2004 as a result of the combination of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

As of September 30, 2005, the Company had a deficiency in working capital of ($2,454,665). For the nine months ended September 30, 2005, the company had a net cash flow deficit from operating activities of ($2,176,434), consisting primarily of year to date losses of ($5,768,749), $2,246,232 of deferred compensation related to employee stock options, $1,651,684 in amortized debt discount, and approximately $2.2 million in other asset increases relating to the costs incurred in the Deep Well Oil & Gas, Inc. Farmout Agreement discussed below, as well as $25,000 increases in remaining net current assets and an increase in accounts payable of $447,000. Offsetting the ($2,176,434) in net cash used in operating activities, was $1,710,000 in proceeds from convertible notes payable, $25,000 in exercised option proceeds, and $300,000 of net proceeds from sale of common stock. The Company also incurred $8,970 in net capital expenditures. The ending cash position at September 30, 2005 was $9,531, a decrease of $150,404 from December 31, 2004.

FUTURE OPERATIONS:

Under the terms of the Farmout Agreement with Deep Well Oil & Gas, Inc. (“Deep Well”), an initial payment of $1,000,000 was due for the acquisition of Sawn Lake property rights. Through September 30, 2005, the Company paid a total of $849,706 towards the balance owed, but also incurred additional expenses relating to financing costs, legal fees and other expenses, some of which are recoverable from Deep Well. In addition to cash payments, the Company is obligated to issue 1/3 of it’s common stock on a fully diluted basis to complete the purchase, plus a second payment of $1,000,000 after the second test well is drilled and a second $1,000,000 payment. The Farmout agreement covers 63 square miles (sections, or a total of 40,320 acres). The Company's 40% working interest therefore will be 16,128 net acres. Under the Farmout agreement, the Company is obligated to pay 80% of the costs of the first ten wells drilled on the leases. Two non-affiliated third parties each own a 10% working interest. Using an average of four wells per section, the Company could be able to drill over 250 wells on the property. Additional financing through debt or common stock issuance will be necessary for the Company to be able to complete the entire drilling program. The drilling of the Initial Test Well began on or about September 25, 2005.
By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition. The Company concluded a Convertible Debt financing in Canada for C$8,550,000 in total on November 14, 2005, which amount will be used to reduce outstanding trade payables and other accrued liabilities. The Company’s agreement with Deep Well provides that Deep Well will receive shares in Surge Global Energy (Canada), Ltd. initially, which shares could be convertible into Surge (USA) common shares at the holders options in the event that Surge (Canada) does not initiate a public offering on a Canadian listed exchange (either the TSE or TSX) by November 14, 2006.

The independent auditor's report on the Company's December 31, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The Company devoted a great deal of time and expense in the quarter ended September 30, 2005 to obtain additional financing. While several financing proposals did not come to fruition, and the expenses relating to those activities are reflected in the financial statements, a Convertible Debt financing was concluded in November, 2005 on behalf of with Surge Global Energy (Canada), Ltd. The Company expects that future stock offerings will be necessary to provide working capital requirements and to provide funds for new oil & gas development prospects.

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
(William L. Miller v. Jeanne E. Miller, Case No, 2005 DR00683). The Company does not expect that there will be any liability as a result of this lawsuit and accordingly no provision has been reflected in the accompanying financial statements.

The Company and it’s Canadian subsidiary, Surge Global Energy Canada Ltd. was named in a lawsuit in Alberta Canada filed by Deep Well Oil & Gas, Inc. and Northern Alberta Ltd. The Company also filed a counterclaim against Deep Well and NAOL. While there are no assurances that the Company will ultimately prevail, the Company believes that it has complied with the terms of the Farmout Agreement and will ultimately succeed. On November 14, 2005, a settlement of claims with Deep Well and NAOL was reached, and as a result both lawsuits will be withdrawn. Accordingly, no provision for losses from these lawsuits has been included in the September 30, 2005 financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into a Note and Warrant Purchase Agreement with several accredited investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company's common stock at $4.00 per share, subsequently reduced to $1.60 per share. The warrants expire five years from date of the issuance. The Convertible Notes accrued interest at 6% per annum until the conversion date, payable and due the earlier of one year from the date of the note or 30 days following the Company completes financing in excess of $5,000,000. The Noteholders converted the principal amount of the Notes into the Company's common stock at $1.00 per share on August 19, 2005. As of September 30, 2005, 1,675,000 shares were issued to the noteholders in connection with the conversion, and the remaining 35,000 shares will be issued in the forth quarter 2005. In August, 2005, the Company received $100,000 from two directors, and $200,000 from third parties for the purchase of shares at $1.00 per share plus warrants at a price of $1.60 per share.

In August, 2005 the Company engaged in negotiations to issue a Convertible Debt offering of at least $6,500,000, the final terms of which were concluded on November 15, 2005.

In October, 2005, the Company sold 200,000 shares to a third party investor at $1.00 per share plus warrants to purchase 400,000 shares at $1.45 per share. All of the shares above mentioned issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

In November, 2005, the Company sold 500,000 shares at $1.00 plus 1,000,000 warrants to purchase shares at $1.00 per share.

The Company used the proceeds from the sale of shares to commence drilling the Sawn Lake #1 well, for legal fees in conjunction with the Convertible Debt offering, and general working capital requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

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

SURGE GLOBAL ENERGY, INC.

DATED: NOVEMBER 21, 2005	By:	/s/ FRED W. KELLY
FRED W. KELLY
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

DATED: NOVEMBER 21, 2005	By:	/s/ E. JAMIE SCHLOSS
CHIEF FINANCIAL OFFICER AND
(PRINCIPAL ACCOUNTING OFFICER)