Form 10KSB
period 2005-12-31
Surge Global Energy, Inc.
filed 2006-04-17
CIK 1053648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269

SURGE GLOBAL ENERGY, INC.
(Name of small business issuer in its charter)

DELAWARE	34-1454529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12220 El Camino Real, Suite 410, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (858) 704-5010

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 31, 2006, was $61,010,775.

The number of shares outstanding of our Company’s common stock at March 31, 2006 was 27,477,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB, including exhibits thereto contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

•	statements regarding our potential growth opportunities;

•	statements regarding our ability to generate revenues from our operations;

•	statements regarding the estimated petroleum reserves at any of our properties or projects, including the Sawn Lake project;

•	statements regarding our anticipated exploration work;

•	statements regarding our ability to extract, refine or sell oil;

•	statements regarding our ability to comply or continue to comply with governmental regulations; and

•	statements regarding our estimated future costs and expenses.

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-KSB. The company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I

As used in this annual report on Form 10-KSB, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), unless the context otherwise requires.

ITEM 1.    DESCRIPTION OF BUSINESS

General Overview

We are an oil and gas exploration and development company. Our primary objective is to identify, acquire and develop working interests in underdeveloped oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas on a worldwide basis, focusing mainly in Canada, the United States and Argentina. We currently hold the right to purchase interests in several foreign and domestic oil and gas prospects.

Surge Global Energy, Inc. is a Delaware corporation dually traded on the Bulletin Board and the Pink Sheets under the symbol SRGG. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com.

Signet Energy, Inc., formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), is located in Suite 1818, 144-4th Avenue SW, Calgary, Alberta Canada T2P 3N4. The telephone number is (403) 440 -1118 and fax number is (403) 440-1114. Signet maintains a website at www.signetenergy.ca. Signet is the operator and has a right to earn a 40% working interest in 44,480 acres in the Sawn Lake Oil Sands in Alberta, Canada. See “Business Operations - Signet Projects - Sawn Lake Project, Alberta, Canada.”

Change in Corporate Name

On October 13, 2004, Surge's name was changed from The Havana Group, Inc. to Surge Global Energy, Inc. and the symbol was changed to SRGG.OB.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public offering in May 1998.

In July 2002, we acquired 100% of the common stock of Bible Resources, Inc. (“Bible”) in exchange for 10.9 million shares of our restricted common stock. Bible, at the time, was a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible no longer has any operations or assets.

As of December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold off. In December 2004, we completed the restructuring of our balance sheet and the cancellation of our outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

In February 2005 we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd., On November 15, 2005 we changed its name to Signet Energy, Inc. On November 14, 2005, Signet issued C$8,550,000 of 7% convertible debentures. As a result of the initial financing and related transactions, our ownership interest in Signet was initially reduced to approximately 47.3%. Subsequent offerings consisted of C$3,700,000 convertable at C$1.00 per share of 7% convertible debentures and a C$1,380,000 flow through share offering reduced our ownership percentage to approximately 44.3% of Signet on an undiluted basis and 28.3% on a fully diluted basis if all convertible notes issued in connection with prior financings are converted into shares of Signet and all employee stock options are exercised. Surge currently holds a 73.8% voting control of Signet until February 25, 2007 that is subject to further dilution if any of the existing notes are converted or any additional financings take place between now and February 25, 2007. See “Recent Unregistered Sales of Securities” for a detailed description of these transactions.

Business Operations

Signet Projects

Sawn Lake Project, Alberta, Canada

Signet is currently the operator of the Sawn Lake Oil Sands Development in Alberta, Canada, pursuant to a farmout agreement we entered into in February 2005, with Deep Well Oil & Gas Inc. (“Deep Well”) and Northern Alberta Oil Ltd. (“Northern Alberta”), which was subsequently assigned to Signet in connection with the financing Signet completed in November 2005. The Sawn Lake Oil Sands Development has been estimated by two respected third-party petroleum-engineering firms to contain a total of 820 million to 1.2 billion barrels of oil resource in place. Signet has a right to earn a 40% working interest in 44,480 acres. The development consists of 69.5 contiguous sections covering 44,480 acres in the Sawn Lake area of Alberta, Canada.

On September 21, 2005, we were issued a permit by the Alberta Energy Utilities Board (AEUB) for a test well and on September 25, 2005 we spudded our first well at Sawn Lake, Alberta Canada which perfected our interest in the farmout agreement with Deep Well and Northern Alberta. In October 2005, the AEUB granted Signet an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of a horizontal production well at Sawn Lake. Recently, Signet announced that it had successfully tested the reservoir for positive cold pumping production of crude oil from the 1-36 well. However, due to break-up (seasonal change), operations at the well site are currently suspended due to the imposition of road restrictions, which Signet anticipates to be lifted early this summer. Operations are expected to resume, including a three well drilling program that Signet expects to undertake in the second or third quarter of 2006. In April 2006 the AEUB issued Signet a permit to drill a second well at Sawn Lake. The 1-36 well was the first of a ten well delineation drilling program at the Sawn Lake property pursuant to which Signet will earn-in up to 69.5 contiguous sections covering 44,480 acres under the farmout agreement with Deep Well and Northern Alberta. To date Signet has earned 6.0 sections, by drilling and completing the first well. On November 15th 2005 we entered into a farmout amending agreement whereby Signet is required to drill the second (option well) by September 25, 2006 and 8 additional wells prior to February 25th 2008 in order to prefect its interests in all the acreage.

Surge Global Energy Projects

Granite Wash, Alberta, Canada

In March 2006, we entered into a farmout agreement with Kelso Energy for oil and gas exploration of two and a half sections (1,600 acres) in the Keg River Formation, also known as the “Granite Wash,” in the Kitty area of North Central Alberta, Canada. Calculations made by a consulting geologist regarding the farmout lands show potential original light oil in place of approximately five million barrels with large recovery factors expected to be in excess of 25% as is the norm for this field. Upon satisfaction of our conditions contained in the farmout agreement the completion of our commitments, we will acquire 60 to 100 percent working interest in the oil and gas produced from the farmout lands.

Pursuant to the farmout agreement, we exercised our option on April 12, 2006, to elect to drill a test well at an estimated cost of $750,000 by December 15, 2006. Upon drilling the test well, we will earn the working interest in the farmout lands pursuant to the following terms:

•
Before payout, we will earn 100% of the Kelso Energy’s interest in that portion of the farmout lands comprising the test well spacing unit, subject to a gross overriding royalty of (5-15%) on oil, 15% on natural gas, and 15% on other petroleum substances.

•	At payout, Kelso Energy has the option to either remain in the gross overriding position or to convert to an undivided 40% working interest.

•	We also will earn 60% of Kelso Energy’s interest in the balance of the farmout lands other than the spacing unit for the test well.

Following the completion of the test well, we can elect to drill an option well and earn interest in the option lands, in accordance with the above outlined terms.

Santa Rosa Dome Project, Mendoza Province, Argentina

We hold a 17.52% working interest in the Santa Rosa Dome project in the Mendoza province of Argentina. We along with our joint operating partners, Oromin Explorations Ltd. (“Oromin”) and Ottoman Energy Ltd. (“Ottoman”), anticipate the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. The Santa Rosa Project is a 7,694 square kilometer exploration block located in the eastern part of the prolific Cuyana Basin in Argentina’s Mendoza Province. The Cuyana Basin has already produced about 970 million barrels of oil from fields located in the western half of the basin. The eastern part of the basin is under-explored due to the presumed absence of structures capable of trapping significant hydrocarbons. The Santa Rosa concession, however, contains a domal structure of over 220 square kilometers that may lie on a likely hydrocarbon migration fairway. The dome has not been yet been tested by drilling. Seismic work carried out by Oromin indicates the likely presence of reservoir quality rocks over the structure with a regional seal covering the entire area. The exploration work comprises some further seismic modeling and the drilling of two or three wells on or near the crest of the dome. Oromin and Ottoman anticipate that the drilling program will take place towards the end of 2006, depending on the timing of the final award of the concession and on rig availability. Oromin currently owns 82.48% of the concession and we hold a 17.52% working interest in the project.

In November 2005 Ottoman Energy Ltd. agreed to acquire a 32.48% working interest in the Santa Rosa Project from Oromin whereby Ottoman will spend US$1,400,000 on exploration to fully earn their working interest in the project. Thereafter, Ottoman can acquire an additional 8.76% interest from Oromin to increase its interest to 41.24% (the equivalent of Oromin’s interest) by incurring a further expenditure of US$897,381. Oromin and Ottoman expect the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. Oromin currently owns 82.48% of the concession and we hold a 17.52% working interest in the project.

Castle Rock Resources, Inc.

We entered into an agreement with Castle Rock Resources, Inc. (“Castle Rock”) in June 2004. The agreement entitles us to a first right of refusal to acquire all of Castle Rock’s domestic oil and gas drilling and exploration prospects until July 21, 2006. Our Chief Financial Officer, Mr. E. Jamie Schloss, is the sole owner of Castle Rock Resources, Inc.

Recent Developments

In the fourth quarter of 2005, we completed several private placement transactions. For a description of these transactions, see “Recent Sales of Unregistered Securities.” On December 30, 2005 we filed a Registration Statement to register 13,355,000 shares of our common stock for the conversion of certain outstanding notes and warrants, including those described in “Recent Sales of Unregistered Securities” herein.

On January 31, 2006, Fred W. Kelly resigned as our Chief Executive officer and remains Chief Operating Officer of Signet. David Perez was appointed as our Chief Executive Officer and continues to be our Chairman of the Board and is as a director of Signet.  Mr. Perez served as our Chief Operating Officer since November of 2004.  Also on January 31, 2006, Frederick C. Berndt resigned as a member of our Board of Directors. William P. Nicoletti, was appointed to replace Mr. Berndt. John D. Lane was also appointed to our Board of Directors, but subsequently resigned on April 4, 2006. On March 22, 2006, we appointed Daniel Schreiber and Barry Nussbaum to serve on our board.

On March 6, 2006, we entered into a farmout agreement with Kelso Energy for oil and gas exploration of two and a half sections in the Keg River Formation, also known as the “Granite Wash,” in the Kitty area of North Central Alberta, Canada. For a description of this project, see “Business Operations - Surge Global Energy Projects - Granite Wash, Alberta, Canada.”

On March 14, 2006, we completed a private placement for the unregistered sale of 1.2 million shares of our common stock at $1.50 per share, which resulted in gross proceeds to our company of $1,800,000. For a description of this transaction, see “Recent Sales of Unregistered Securities.”

Sales and Marketing

We remain in the development stage and have not had any oil and gas production or generated any revenues, nor do we have any customers.

The principal target customers for our crude oil and gas production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck oil and gas to storage, refining or pipeline facilities.

We intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual.

We have not yet adopted any specific sales and marketing plans. However, as production levels increase, the need to hire sales and marketing personnel will be addressed.

Competition

The oil and gas business is highly competitive. We will compete with private, public and state-owned companies in all facets of the oil business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

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

Government And Environmental Regulation

Foreign and Domestic development, production and sale of oil are extensively regulated at in Canada and at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada and multiple State statutes and regulations where we intend to conduct operations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the US and Canada relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in our operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of laws in the US and Canada.

Number of Total Employees and Number of Full-time Employees

As we remain in the development stage, our staffing remains limited. As of December 31, 2005, the company had four (4) full-time employees, all of whom are administrative and executive personnel. We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages.

RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the SEC, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

RISKS RELATED TO OUR COMPANY

We have a history of net operating losses.

We have a history of net operating losses and we will need to generate substantial revenue from production to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Expansion of our operations will require significant capital expenditures for which we may be unable to provide sufficient financing.

Although we believe our existing capital resources are sufficient to sustain our current level of operations through 2006, our business model contemplates expansion of our business by drilling on our existing properties and identifying and acquiring additional oil and gas properties. We intend to rely on external sources of financing to meet the capital requirements associated with the exploration and expansion of our oil and gas operations. We plan to obtain the future funding that we will need through debt and equity markets, but we cannot assured that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

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

We have a history of net losses and expect that our operating expenses will increase substantially over the next twelve months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil reserves are ultimately discovered in commercial quantities. We do not have an established history of locating and developing properties that have oil and gas reserves.

We are a development stage company implementing a new business plan.

In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas development business. As a result, we are a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS7”). We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception and the inception of our development stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2005 and 2004, we reported losses of $8,731,209 and $3,047,196, respectively. In addition, our consolidated financial statements for the year ended December 31, 2004, contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations. For the annual period from the inception of development stage through December 31, 2005, we have accumulated losses of $8,731,209.

We do not control all of our operations.

We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

•	the operator might initiate exploration or development on a faster or slower pace than we prefer;

•
the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs;

•	we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures; and

•	if an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of our properties.

Information in our reports filed with the SEC regarding our future exploitation and development projects reflects our current intent and is subject to change.

Our current exploitation and development plans are described in our reports filed with the SEC. Whether we ultimately undertake an exploitation or development project will depend on the following factors:

•	availability and cost of capital;

•	receipt of additional seismic data or the reprocessing of existing data;

•	current and projected oil or natural gas prices;

•	the costs and availability of drilling rigs and other equipment supplies and personnel necessary to conduct these operations;

•	success or failure of activities in similar areas;

•	changes in the estimates of the costs to complete the projects;

•	our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks; and

•	decisions of our joint working interest owners and partners.

We will continue to gather data about our projects and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. You should understand that our plans regarding our projects might change.

We rely heavily upon reserve, geological and engineering data when determining whether or not to invest in a particular oil and gas property.

The reserve, geological and engineering data information that we use in evaluating oil and gas prospects is based on estimates involving a great deal of uncertainty. Different engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and gas exists at a particular location, and whether oil and/or gas and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil or gas to an amount that is less than the cost of recovery of such oil or gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing gas involves a substantial risk of investment loss. Drilling wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and gas from the well.

There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of any oil and gas that we acquire or discover may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

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

Aboriginal peoples may make claims regarding the lands on which our operations are conducted.

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. If any aboriginal peoples file a claim claiming aboriginal title or rights to the lands on which any of our properties are located, and if any such claim is successful, it could have a material adverse effect on our operations.

The Energy Utilities Board (EUB) that governs our operations in Alberta, Canada have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The EUB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. If there are no outstanding concerns/objections and a confirmation of non-objection has been obtained if required. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

If we are unable to access our properties or conduct our operations due to surface conditions, our business will be adversely affected.

Our exploitation and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

Essential equipment might not be available.

Oil and gas exploitation and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted. Demand for that equipment or access restrictions may affect the availability of that equipment to us and delay our exploitation and development activities.

Pipeline capacity may be inadequate.

There may be periods of time when pipeline capacity is inadequate to meet our gas transportation needs. It is often the case that as new development comes on line, pipelines are close to or at capacity. During periods when pipeline capacity is inadequate, we may be forced to reduce production or incur additional expense as existing production is compressed to fit into existing pipelines.

Our reliance on third parties for gathering and distribution could curtail future exploration and production activities.

The marketability of our production will depend on the proximity of our reserves to and the capacity of, third party facilities and services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance.

We may not have good and marketable title to our properties.

It is customary in the oil and gas industry that upon acquiring an interest in a non-producing property, only a preliminary title investigation be done at that time and that a drilling title opinion be done prior to the initiation of drilling, neither of which can substitute for a complete title investigation. We have followed this custom and intend to continue to follow this custom in the future. Furthermore, title insurance is not available for mineral leases, and we will not obtain title insurance or other guaranty or warranty of good title. If the title to our prospects should prove to be defective, we could lose the costs that we have incurred in their acquisition, or incur substantial costs for curative title work.

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

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement provisions of the Sarbanes-Oxley Act applicable to us, including the internal controls and reporting procedures required to be implemented for the first fiscal year ending on or after July 15, 2007. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls and other requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

The loss of key employees would materially adversely affect our ability to operate our business and implement our business plan.

Our business operations are managed by two key employees, David Perez, our Chief Executive Officer, and E. Jamie Schloss, our Chief Financial Officer. The loss of the services of such employees could seriously impair our business operations. We do not have key man life insurance on any of our executives.

RISKS RELATED TO OUR INDUSTRY

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

The oil and gas industry is highly competitive.

The oil and gas industry is highly competitive. We compete with oil and gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Oil and gas operations involve various risks.

The oil and gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. Personal injuries, damage to property and equipment, reservoir damage, or loss of reserves may occur if such a catastrophe occurs, any one of which could cause us to experience substantial losses. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us.

Market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

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

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

RISKS RELATED TO OUR STOCK

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2005, in the aggregate, approximately 37% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or are required to be registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

Our stock price can be extremely volatile.

Our common stock is traded dually on the OTC Bulletin Board and the Pink Sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

We do not expect to pay dividends.

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, we could be investigated by the SEC or we could incur liability to our shareholders.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Failure to remain current in our reporting obligations might also subject us to SEC investigation or private rights of action by our shareholders.

Our common stock is subject to the “penny stock” rules off the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

    The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 2.   DESCRIPTION OF PROPERTY

Operating Leases

Our principal executive offices are located at 12220 El Camino Real, Suite 410 San Diego, California 92130. Commencing in November 2004 and in continuing in 2005, the Company subleased office space in San Diego, California from a company owned by a newly elected director of the Company at a monthly rental of $1,800.00 per month. Subsequent to the date of financial statements, in January 2006, the Company entered into a one year sublease agreement at this location. The monthly rental under this sublease is $3,600 per month. The Company's Signet subsidiary entered into a two-year lease agreement for office space in Calgary, Alberta, Canada in February 2006 at a monthly rental of C$15,000.00 per month. Previously, monthly rentals at that location in 2005 were C$13,000 per month on a month-to-month basis. Total rent and related expenses of $126,758 and $17,412 were charged to operating expenses for the years ended December 31, 2005 and 2004 respectively.

We commenced oil and gas exploration activities in February 2005. Accordingly, (1) we did not engage in any production activities during the fiscal years ended December 31, 2005 and 2004, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 (“SFAS 69”), and (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2005 and 2004 applicable to SFAS 69. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

Our oil and gas properties consist primarily of oil wells and a working interest in leasehold acreage, both developed and undeveloped. The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease or option as December 31, 2005.

	Gross	Net
Developed Acreage
Sawn Lake, Canada	None	None
Total	None	None

Undeveloped Acreage
Sawn Lake, Canada	44,480	17,792
Total	44,480	17,792

A developed acre is considered to mean those acres spaced or assignable to productive wells. A gross acre is an acre in which a working interest is owned; a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

More information about our oil and gas leases and interest in drilling rights are set forth in Item 1, Description of Business, above, incorporated herein by reference.

ITEM 3.    LEGAL PROCEEDINGS

On October 14, 2005, we received notice of suit filed in Alberta, Canada, by Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd., alleging breach by us of certain terms of the Farmout Agreement concerning the operation of the Sawn Lake project. On November 14, 2005, we reached a settlement with the plaintiffs and the complaints have been withdrawn.

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo’s prospects was never formalized by a signed agreement. On September 16, 2005 our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. We have not had any additional settlement discussions with Mr. Vandergrift related to this matter and no formal complaint has been filed.

We are not currently a party to any material legal proceedings. From time to time, we receive claims of and become subject to commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is quoted dually on the OTC Bulletin Board and the Pink Sheets under the trading symbol “SRGG.” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations are taken from information provided by “Yahoo! Finance” and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2005	$1.90	$1.22
September 30, 2005	$1.85	$1.08
June 30, 2005	$3.12	$1.00
March 31, 2005	$3.84	$2.00

December 31, 2004	$3.05	$0.74
September 30, 2004	$1.01	$0.59
June 30, 2004	$1.29	$0.40
March 31, 2004	$1.35	$0.30

American Stock Transfer (38 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares.

As of March 31, 2006, we had 27,477,097 shares of common stock outstanding and approximately 1,200 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Recent Unregistered Sales of Securities

On October 24, 2005, we completed a private placement offering pursuant to a securities purchase agreement, which resulted in gross proceeds to us equal to $200,000. In connection with the offering, we sold 200,000 shares our common stock at $1.00 per share and issued warrants to purchase 400,000 shares of our common stock at $1.45 per share, subject to adjustment. The warrants were immediately exercisable and have a term of three years from the date of issuance. In connection with the offering, we entered into a registration rights agreement with the investor which required us to file a registration statement with the SEC covering the resale of the shares of our common stock underlying the warrants within 45 days of the closing of the transaction and use our best efforts to cause the registration statement to be declared effective as promptly as practicable after the filing of the registration with the SEC, but no later than the 120th day following the closing of the transaction. All fees and expenses related to the registration are required to be paid by us. (The registration rights agreement provides for a penalty in the warrant price in the event we do not satisfy our timing obligations with respect to the filing or effectiveness of the registration statement.) The foregoing description of the transactions does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed as exhibits to our SB-2 filed with the SEC on December 30, 2005 and are incorporated by reference herein.

In February 2005 we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd., On November 16, 2005 we changed its name to Signet Energy, Inc. On November 15, 2005, Signet issued C$8,550,000 of 7% convertible debentures. As a result of the initial financing and related transactions, our ownership interest in Signet was initially reduced to approximately 47.3%. Subsequent offerings of C$5,780,000 of 7% convertible debentures and a flow through share offering reduced our ownership percentage to approximately 44.3% of Signet on an undiluted basis and 28.3% on a fully diluted basis if all convertible notes issued in connection with prior financings are converted into shares of Signet and all employee stock options are exercised. Surge currently holds a 73.8% majority voting control of Signet until February 25, 2007 that is subject to further dilution if any of the existing notes are converted or any additional financings take place between now and February 25, 2007.

The convertible debentures were created and issued pursuant to, and the conversion thereof are governed by, the terms and conditions of a trust indenture between Signet and Valiant Trust Company, as trustee. The convertible debentures bear interest from the date of issuance at 7% per annum which is payable in cash on a quarterly basis and the principal amount of the convertible debentures is due and payable on November 15, 2007, unless earlier converted or exchanged at the option of the holder prior to 5:00 p.m. (Calgary time) on the November 14, 2007 into shares of (i) Signet common stock at C$1.00 per share, subject to certain anti-dilution protections or (ii) our common stock at $1.00 per share, subject to certain anti-dilution protections, based on a fixed exchange rate of 40,000 shares of our common stock per C$50,000 in principal amount of the convertible debentures. The convertible debentures are secured pursuant to the terms of the trust indenture and will rank equally in terms of priority with the C$5.78 million principal amount of secured convertible debentures subsequently issued by Signet on December 20, 2005 and will rank subordinate to any senior bank debt up to a maximum amount of $10,000,000 incurred by Signet from time to time. In the event there is a change of control of Signet (except for a going public transaction) at any time while the convertible debentures are outstanding, Signet is required to immediately offer to purchase any outstanding convertible debentures at a change of control premium equal to 115% or 120% of the principal amount, depending upon the date of the change of control, plus accrued but unpaid interest.

MGI Securities acted as agent and advisor to Signet on the transactions pursuant to an agency agreement and, upon the closing of the transaction, Signet paid MGI Securities for its services a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$684,000. Pursuant to the agency agreement, upon the closing of the transaction, Signet also issued a warrant to MGI Securities to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures that totaled 684,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of (i) twelve months following a going public transaction (as defined in the trust indenture) or (ii) November 17, 2008.

In connection with the offering, we entered into a registration rights agreement with each of the investors which requires us to file a registration statement with the SEC covering the resale of the shares of our common stock issuable upon conversion of the debentures within 45 days of the closing of the transaction and use our best efforts to cause the registration statement to be declared effective as promptly as practicable after the filing of the registration with the SEC, but no later than the 90th day following the closing of the transaction. We are required to keep the registration statement effective until all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions. In the event we prepare and file a registration statement for our own account, other than in certain circumstances, and there is not an effective registration statement on file as required by the registration rights agreement, we are required to give each holder the opportunity to include any or all of the registrable securities each holder requests to be registered. All fees and expenses related to the registration are required to be paid by us.

In connection with the offering in Signet we also entered into a release and indemnification agreement. Pursuant to the release and indemnification agreement we received Cdn. $630,000 from Signet in final satisfaction for all known liabilities owed to us by Signet and agreed to release Signet from any liability (except for certain liabilities referenced in the agreement) which may exist or arise in the future and agreed to indemnify Signet for any such liabilities for a period of two years following the closing of the transaction. As security for the indemnification obligations under the release and indemnification agreement, we deposited 6,300,000 shares of Signet in escrow pursuant to an escrow agreement with Valiant Trust Company and Signet. Such shares will be held in escrow, subject to release for any claims which may arise in the future or until November 17, 2007. On November 17, 2007 any and all remaining escrowed shares will be released back to us.

In connection with the closing of the transaction, Signet entered into a series of arrangements, including subscription agreements for the convertible debentures, the trust indenture and the agency agreement. The foregoing description of the transactions does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed as exhibits to our SB-2 filed with the SEC on December 30th, 2005 and are incorporated by reference herein.

In connection with the Signet private placement offering of common shares and secured convertible debentures on November 15, 2005, we entered into a shareholders agreement and voting trust agreement to establish certain rights and obligations relating to the election of directors of Signet and the management and control of certain business affairs of Signet. Pursuant to such agreements, Northern Alberta Oil Ltd., or Northern, and Deep Well Oil & Gas (Alberta), Ltd., or Deep Well, granted us the right to exercise the voting rights attached to 7,550,000 common shares of Signet, including without limitation, the right to vote and sign any resolution with respect to any matter that properly comes before the shareholders of Signet. Such rights will terminate on February 25, 2007, unless earlier terminated by unanimous consent of the parties. The shareholders agreement provides that the board of directors of Signet will initially consist of 3 directors, to be nominated as follows: (i) one nominee of Surge (David Perez); (ii) one nominee of Leigh Cassidy and Tony Loria (Leigh Cassidy); and (iii) a third independent director appointed by the two directors nominated pursuant to (i) and (ii) above (Tony Loria of MGI Securities, Inc.). The shareholders agreement provides, among other things, to proportionally share certain D&O insurance costs, that we will support and facilitate the acquisition of the 69.5 sections that are the subject of the farmout agreement not currently owned by Signet, and that neither us nor Signet will issue a press release with the approval of the other party, except as required by applicable law or regulatory authorities. The shareholders agreement will terminate when we own less than 20% of the shares of capital stock of Signet, unless earlier terminated by unanimous consent of the parties.

On November 16, 2005, we completed a private placement offering pursuant to a securities purchase agreement, which resulted in gross proceeds to us equal to $500,000. In connection with the offering, we agreed to reimburse the purchaser for up to $7,500 (up to 3% of the total subscription amount) in fees and expenses related to the preparation, execution and performance of the securities purchase agreement. In connection with the offering, we sold 500,000 shares our common stock at $1.00 per share and issued warrants to purchase 1,000,000 shares of our common stock at $1.00 per share, subject to adjustment. The warrants were immediately exercisable and have a term of three years from the date of issuance. In connection with the offering, we entered into a registration rights agreement with the investor which requires us to file a registration statement with the SEC covering the resale of the shares of our common stock purchased in the offering and the shares of our common stock underlying the warrants within 45 days of the closing of the transaction and use our best efforts to cause the registration statement to be declared effective as promptly as practicable after the filing of the registration with the SEC, but no later than the 180th day following the closing of the transaction. All fees and expenses related to the registration are required to be paid by us. In the event we do not satisfy our timing obligations with respect to the filing, effectiveness or maintenance of the registration statement, the exercise price of the warrants will be reduced by $0.005 for each day of a filing, effectiveness, or maintenance failure, but in no event will the exercise price be reduced below $0.50. The foregoing description of the transactions does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed as exhibits to our SB-2 filed with the SEC on December 30, 2005 and are incorporated by reference herein.

On November 30, 2005, we completed a private placement offering pursuant to a securities purchase agreement, which resulted in gross proceeds to us equal to $100,000. In connection with the offering, we sold 100,000 shares of our common stock at $1.00 per share and issued warrants to purchase 200,000 shares of our common stock at $1.45 per share, subject to adjustment. The warrants were immediately exercisable and have a term of five years from the date of issuance. In connection with the offering, we entered into a registration rights agreement with the investor which requires us to file a registration statement with the SEC covering the resale of the shares of our common stock purchased in the offering and the shares of our common stock underlying the warrants within 45 days of the closing of the transaction and use our best efforts to cause the registration statement to be declared effective as promptly as practicable after the filing of the registration with the SEC, but no later than the 180th day following the closing of the transaction. All fees and expenses related to the registration are required to be paid by us. In the event we do not satisfy our timing obligations with respect to the filing, effectiveness or maintenance of the registration statement, the exercise price of the warrants will be reduced by $0.005 for each day of a filing, effectiveness, or maintenance failure, but in no event will the exercise price be reduced below $0.50. The foregoing description of the transactions does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed as exhibits hereto and are incorporated by reference herein.

On December 20, 2005, Signet completed a private placement offering of common shares and secured convertible debentures, which resulted in gross proceeds to Signet equal to C$5.780 million. Signet issued 1.6 million common shares at a price of C$1.30 per share on a “flow-through” basis in compliance with 7% secured debentures convertible into 3.7 million common shares at C$1.00 per share, all pursuant to subscription agreements. The subscription agreements restrict the ability of Signet to incur certain additional indebtedness without the consent of the holders of the convertible debentures. The convertible debentures were created and issued pursuant to, and the conversions thereof are governed by, the terms and conditions of a trust indenture between Signet and Valiant Trust Company, as trustee. The convertible debentures bear interest from the date of issuance at 7% per annum which is payable in cash on a quarterly basis and the principal amount of the convertible debentures is due and payable on November 15, 2007, unless earlier converted at the option of the holder prior to 5:00 p.m. (Calgary time) on the November 14, 2007 into shares of Signet common stock at C$1.00 per share, subject to certain anti-dilution protections. The convertible debentures are secured pursuant to the terms of the trust indenture and will rank equally in terms of priority with the C$8.55 million principal amount of secured convertible debentures previously issued by Signet on November 15, 2005 and will rank subordinate to any senior bank debt up to a maximum amount of $10,000,000 incurred by Signet from time to time. In the event there is a change of control of Signet (except for a going public transaction) at any time while the convertible debentures are outstanding, Signet is required to immediately offer to purchase any outstanding convertible debentures at a change of control premium equal to 115% or 125% of the principal amount, depending upon the date of the change of control, plus accrued but unpaid interest. MGI Securities acted as agent and advisor to Signet on the transactions pursuant to an agency agreement and, upon the closing of the transaction, Signet paid MGI Securities for its services (i) a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$296,000 and (ii) a fee in cash equal to 5% of the gross proceeds received by Signet from the sale of the shares which totaled C$100,400. Pursuant to the agency agreement, upon the closing of the transaction, Signet issued a warrant to MGI Securities to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures, which totaled 296,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of twelve months following a going public transaction (as defined in the indenture) and November 17, 2008. In connection with the closing of the sale of the shares and the issuance of the convertible debentures, Signet entered into a series of arrangements, including subscription agreements for the shares and the convertible debentures, the trust indenture and the agency agreement. The foregoing description of the transaction does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which are filed as exhibits to the Current Report on Form 8K filed with the SEC on December 28, 2005, and are incorporated, herein by reference.

In March 2006, we completed a private placement offering of 1.2 million shares of common stock at $1.50 per share, which resulted in gross proceeds to our company of $1,800,000. The securities purchase agreement contains representations, warranties and covenants on behalf of our company and the purchasers, which are customary for transactions of this type. In addition, at closing we issued to each purchaser a warrant to purchase an equal number of shares of common stock at a price of $2.00 per share for a period of five years. We also entered into a Registration Rights Agreement with each purchaser of common stock. We are required to register the resale of the common stock issued and the common stock that may be issued upon exercise of the warrants, by filing a registration statement within 45 days of closing and by using our best efforts to cause the registration statement to be effective within 180 days following closing. All of the purchasers were accredited investors, and we relied upon Rule 506 of Regulation D as a basis for an exemption from registration. The offer did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the common stock. The offer closed upon receipt of the final investment on March 23, 2006. The share certificates and the warrant are restricted stock and contain appropriate restrictive legends pursuant to Rule 144 of the Securities and Exchange Act of 1933.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2005 and December 31, 2004, should be read in conjunction with the audited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not generated any revenues and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from February 2005 until December 31, 2005 on a consolidated basis.

Results of Operations

As noted previously, we discontinued operations of our tobacco and related business effective December 16, 2004. As a result, these previous expenses are no longer included in continuing operations and are now disclosed as discontinued operations. Our remaining operations now consist solely of our oil and gas exploration efforts.

The Company had no revenues in the twelve months ended December 31, 2005 or 2004. Total operating expenses as well as loss from continuing operations for the twelve months ended December 31, 2005 compared to 2004 increased by $5.680 million to $9.408 million from $3.728 million in the prior period.

Included within the $5.680 million increase is $5.095 million of employee compensation costs, $485,000 in selling, general and administrative (SG&A) expenses, and $75,000 in increased depreciation and amortization expense and $25,000 of impairment of investment in 2005. The increase in non-cash compensation cost of $5.095 million in 2005 consisted of $4.225 million and $870,000 of vested stock options related to employee compensation agreements. Included in the $485,000 SG&A increase was $1.263 million in higher 2005 costs offset by a non-recurring $778,000 in expensed mineral exploration costs in 2004. The $1.263 million in higher 2005 expenses consisted of $572,000 in higher legal, audit and financing fees related to financing and registration activities, $369,000 in employee related compensation increases, $123,000 in higher occupancy and related costs from our Signet subsidiary, $93,000 related to increased insurance and $106,000 due to increased promotion and other expenses. Depreciation and amortization increased $75,000 due to $71,000 in amortized deferred financing costs related to the Signet financing, and $4,000 in fixed asset depreciation.

Interest expense, net of interest income, for the twelve months ended December 31, 2005 increased by $1.933 million to $1.954 million from $21,000. The beneficial conversion feature notes payable and warrant expense accounting for $1.844 million. In addition, $66,000 resulted from accrued interest expense related to the Signet convertible debt offering. The remaining $23,000 interest expense was due primarily to the March 2005 Convertible Note financing in the amount of $1,710,000 . That debt was converted to common stock in August 2005.

Loss from discontinued operations and gain on disposal of discontinued operations was ($71,000) and $773,422, respectively for the twelve months ended December 31, 2004. There was no continuing discontinued loss or gain on disposal in the year ended December 31, 2005. For the period ended December 31, 2004, in completing the sale of the tobacco and related business, the Company realized a one time $773,422 gain on disposal due largely to debt forgiveness by the previous Chief Executive Officer.

Foreign currency translation losses increased to $185,000 from zero for the years ended December 31, 2005 and 2004 respectively. Foreign subsidiary activity and related foreign currency translation results commenced in February 2005 with no corresponding activity in 2004.

Loss available to common stockholders increased by $5.684 million from a loss of $3.047 million in 2004 to $8.731 million in 2005 as a result of all the factors described above. The $8.731 million loss was offset by a $2.560 million minority credit to income. Included in losses were significant non-recurring start up and related expenses of Signet’s operations and expenses incurred at its formation.

Liquidity and Capital Resources

Current Position

As of December 31, 2005, we had a surplus in working capital of $7.4 million. For the year ended December 31, 2005, we had a net cash flow deficit from operating activities of $1.759 million, consisting primarily of year to date losses of $8.731 million from continuing operations adjusted by non-cash charges of $4.266 million in employee compensation expense arising from stock issued to Signet employees and directors. ($2.560) million of minority interest losses, $3.241 million of deferred compensation related to employee stock options, $1.844 million of debt discount amortization ($71,000) of gain on reduction of warrant liability, $100,000 in higher depreciation, amortization and Mirasol impairment expenses and $151,000 in net increases and decreases in assets and liabilities.

For the year ended December 31, 2005, cash flow used in investing activities was $3.982 million due to $24,000 in fixed asset additions and $3.958 million in oil lease and development costs.

For the year ended December 31, 2005, cash flow from financing activities were $13.693 million. During the year ended December 31, 2005, the Company received $10.421 million in Signet convertible debt, $1.645 million in net proceeds from Signet stock sales, $1.710 million in debt converted to stock, $1.100 million from stock subscription proceeds, $25,000 in option exercise proceeds and ($1.208) million in deferred financing costs.

In 2004, we had a loss from continuing operations of $3.7 million and a working capital deficiency of $363,248.

Future Operations:

The Company plans on acquiring drilling and production prospects in the United States and Canada. We plan to develop the Kelso Prospect located on 2 ½ sections in the Kitty area of North Central Alberta, Canada , also known as the Granite Wash, by us by December, 2006. We will earn a 60% working interest in the project by drilling an initial Test Well at a cost of approximately $750,000. We have sufficient cash on hand to drill this well without any additional financing in the U.S. other than disclosed below. In the Sawn Lake area, Signet’s 40% working interest in the Sawn Lake property contains approximately 16,128 net acres. Under the farmout agreement, the Company is obligated to pay 80% of the costs of the first ten wells drilled on the leases. Two non-affiliated third parties each own a 10% working interest. Using an average of four wells per section, the Company could be able to drill over 250 wells on the property. The initial Test Well commenced drilling in September, 2005 and we are waiting for final completion activities to determine the levels of production available. Additional financing through debt or common stock issuance will be necessary for Signet to be able to complete the entire drilling program in the Sawn Lake area, which, if equity, would dilute our ownership share.

In March 2006, the Company completed a Private Placement offering of 1,200,000 shares at $1.50 per share, which resulted in gross proceeds of $1,800,000. Warrants to purchase 1,200,000 shares at $2.00 per share with a five-year term were issued at the same time. There were no commissions payable for the issuance of these shares. The Company is obligated to include the registration of these shares of this Private Placement by amending the current SB-2 registration statement filed on December 30, 2005.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or hereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and a limited number of full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of six (6) full and part time employees during the next 12 months.

As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

Our opinion is that inflation has not had a material effect on our operations.

Off Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 1 to the Consolidated Financial Statements.

USE OF ESTIMATES

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to future oil and gas revenues and oil and gas properties, contingencies and litigation. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred either prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2005 and 2004, such capitalized costs totaled $155,539 and $0 respectively. General and administrative costs related to production and general overhead are expensed as incurred.

In the future, any proceeds from the sale of oil and natural gas properties will be credited to the full cost pool, except in transactions involving a significant quantity of reserves or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss would be recognized. No revenues were received in 2005 or 2004. Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated property by property based upon current economic conditions and are included in our amortization of our oil and natural gas property costs.

Generally, the provision for depletion and amortization of oil and natural gas properties will be computed by using the unit-of-production method. Under this computation, the total unamortized costs of oil and natural gas properties (including future development, site restoration, and dismantlement and abandonment costs, net of salvage value), excluding costs of unproved properties, are divided by the total estimated units of proved oil and natural gas reserves at the beginning of the period to determine the depletion rate. This rate is multiplied by the physical units of oil and natural gas produced during the period.

Changes in the quantities of our reserves could significantly impact the Company's provision for depletion and amortization of oil and natural gas properties.

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.

At December 31, 2005, we had $10.3 million allocated to unevaluated oil and natural gas properties compared with $25,000 in 2004.

FULL-COST CEILING TEST

At the end of each quarter, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligation, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

The calculation of the ceiling test and the provision for depletion and amortization are based on estimates of proved reserves. Currently, the Company has no proven reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify a revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and gas prices and their effect on the carrying value of our proved oil and gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

 Asset Retirement Obligations

The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and convertible debt borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

ITEM 7.    FINANCIAL STATEMENTS

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

ITEM 10.    EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

ITEM 13.    EXHIBITS

Exhibit Number	Description
3.1
Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (1)

3.2	By-Laws (2)

10.1	Employment Agreement by and between the Company and David Perez, dated November 30, 2004 (1)

10.2	Sublease by and between the Company and Granite Financial Group, dated November 22, 2004 (1)

10.3	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.)., Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc., dated February 25, 2005 (1)

10.4
Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.)., Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc., dated November 15, 2005 (1)

10.5	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen, dated March 17, 2005 (4)

Exhibit Number	Description
10.6	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (4)

10.7	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (4)

10.8	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen, dated July 17, 2005 (1)

10.9
Form of Securities Purchase Agreement effective as of August 19, 2005, by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (5)

10.10	Form of Registration Rights Agreement effective as of August 19, 2005, by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen (1)

10.11	Form of Warrant effective as of August 19, 2005, by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen (1)

10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation, dated October 24, 2005 (1)

10.13	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation, dated October 24, 2005 (1)

10.14	Warrant by and between the Company and Pawnee Holding Corporation, dated October 24, 2005 (1)

10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers, dated November 15, 2005 (1)

10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc., dated November 15, 2005 (1)

10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (1)

10.18	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd., dated November 15, 2005 (1)

10.19	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (1)

10.20	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures, dated November 15, 2005 (1)

10.21	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated December 20, 2005 (6)

10.22	Form of 7% Secured Convertible Debentures Certificate, dated December 20, 2005 (6)

Exhibit Number	Description
10.23	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (6)

10.24	Form of Subscription Agreement For 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers, dated December 20, 2005 (6)

10.25	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc., dated December 20, 2005 (6)

10.26	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005.

10.27	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005.

10.28
Farmout Amending Agreement by and among the Company , Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd., Deep Well Oil and Gas, Inc., dated November 15, 2005 (1)

14.1	Code of Ethics

21.0	Subsidiaries of Company

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to the Company’s Registration Statement of Form SB-2, filed with the Securities and Exchange Commission on December 30, 2005.

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on February 2, 1998 (File No. 333-45863).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2002.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2005.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2005.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

Dated: April 17, 2006	By:	/s/ David Perez

David Perez Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2006	By:	/s/ E. Jamie Schloss

E. Jamie Schloss Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Perez	Chairman of the Board, Chief Executive Officer and Director	April 17, 2006

/s/ E. Jamie Schloss	Chief Financial Officer and Director	April 17, 2006

/s/ Chet Idziszek	Director	April 17, 2006

/s/ William P. Nicoletti	Director	April 17, 2006

/s/ Daniel Schreiber	Director	April 17, 2006

/s/ Barry Nussbaum	Director	April 17, 2006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page No

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2005	F-3

Consolidated Statements of Losses for the Years Ended December 31, 2005 and 2004, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2005	F-4

Consolidated Statements of (Deficiency in) Stockholders' Equity for the Years ended December 31, 2005 and 2004, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2005
F-5 ~ F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2005	F-7 ~ F-8

Notes to Consolidated Financial statements	F-9 ~ F-27

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (the “Company”), as of December 31, 2005 and the related consolidated statements of losses, (deficiency in) stockholders’ equity, and cash flows for the two years then ended, and for the period January 1, 2005 (date of inception of development stage) through December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended, and for the period January 1, 2005 (date of inception of development stage) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
April 10, 2006

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005
ASSETS
Current assets:
Cash and cash equivalents (Note A)	$8,111,945
Other receivable	418,834
Prepaid expense	16,297
Total current assets	8,547,076

Property and equipment, net (Note A)	21,142

Unproven oil and gas properties (Note D)	10,324,225

Deferred financing costs, net (Note C)	1,384,800

Total Assets	$20,277,243

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note E)	$1,110,946
Total current liabilities	1,110,946

Warrant liability (Note F)	2,174,200
Convertible notes payable (Note G)	7,488,088
Asset retirement obligation (Note H)	51,272
Total long-term liabilities	9,713,560

Minority interest (Note M)	6,333,783
Commitment and contingencies (Note P )	-

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note I)	-
Series B - none issued and outstanding (Note I)	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 26,277,097 shares issued and outstanding (Note I)	26,277
Deferred compensation expense (Note J)	(3,981,947)
Additional paid-in capital	28,328,758
Accumulated other comprehensive income: Foreign currency translation adjustment	(185,414)
Accumulated deficit	(12,337,511)
Deficit from inception of development stage	(8,731,209)
Total stockholders' equity	3,118,954

Total liabilities and stockholders' equity	$20,277,243

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2005	2004	through December 31, 2005

Operating expenses:
Selling, general and administrative expenses	$2,044,315	$1,559,596	$2,044,315
Amortization of deferred compensation (Note J)	3,039,038	2,168,720	3,039,038
Non cash compensation to employees	4,224,583	-	4,224,583
Depreciation and amortization	74,896	-	74,896
Mirasol impairment (Note D)	25,000	-	25,000
Total operating expenses	9,407,832	3,728,316	9,407,832

Loss from operations	(9,407,832)	(3,728,316)	(9,407,832)

Net gain on revaluation of warrant liability (Note F)	70,900		70,900
Interest expense, net	(1,954,346)	(21,004)	(1,954,346)

Loss applicable to minority interest (Note M)	2,560,069	-	2,560,069
Loss from continuing operations, before income taxes and discontinued operations	(8,731,209)	(3,749,320)	(8,731,209)

Provision for income taxes	-	-	-
Loss from continuing operations, before discontinued operations	(8,731,209)	(3,749,320)	(8,731,209)

(Loss) from discontinued operations (Note B)	-	(71,298)	-
Gain on disposal of discontinued operations (Note B)	-	773,422	-

Loss available to common stockholders	$(8,731,209)	$(3,047,196)	$(8,731,209)

Other comprehensive loss: foreign currency translation loss	(185,414)	-	(185,414)

Comprehensive loss	$(8,916,623)	$(3,047,196)	$(8,916,623)

Loss per common share (basic and assuming dilution) (Note L)	$(0.36)	$(0.14)	$(0.36)
Continuing operations	$(0.36)	$(0.17)	$(0.36)
Discontinued operations	$-	$0.03	$-

Weighted average shares outstanding	24,262,535	21,081,556	24,262,535

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2005

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Deferred Compensation	Accumulated Deficit	Total
Balance at January 1, 2004	6,100,000	$6,100	18,421,667	$18,422	$8,035,406	$50,000	$-	$(9,290,315)	$(1,180,387)
Issuance of common stock in exchange for common stock subscribed in December 2003	-	-	500,000	500	49,500	(50,000)	-	-	-
Shares issued in exchange for cash, net of costs and fees	-	-	2,885,422	2,885	1,324,615	-	-	-	1,327,500
Issuance of common stock to note holders pursuant to note agreements entered into in June and July 2003	-	-	162,700	163	(163)	-	-	-	-
Issuance of common stock in exchange for previously incurred debt	-	-	391,208	391	183,941	-	-	-	184,332
Issuance of common stock in exchange for mineral exploration costs	-	-	1,000,000	1,000	177,500	-	-	-	178,500
Issuance of common stock in exchange for previously issued preferred stock	(6,100,000)	(6,100)	6,100	6	6,094	-	-	-	-
Stock options granted to employees in exchange for services rendered, at exercise price below fair value of common stock (Note J)	-	-	-	-	9,189,705	-	(9,189,705)	-	-
Amortization of deferred compensation (Note J)	-	-	-	-	-	-	2,168,720	-	2,168,720
Other stock options awards granted pursuant to employment agreement (Note J)	-	-	-	-	30,283	-	-	-	30,283
Net loss	-	-	-	-	-	-	-	(3,047,196)	(3,047,196)
Balance at December 31, 2004	-	$-	23,367,097	$23,367	$18,996,881	$-	$(7,020,985)	$(12,337,511)	$(338,248)

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2005

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable (Note G)	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable (Note G)	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation (Note J)	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement (Note F)					(2,245,100)						(2,245,100)
Other stock options awards granted pursuant to employment agreement (Note J)	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc. (Note M)					6,890,785						6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2005	2004	through December 31, 2005
Cash flows from operating activities:
Net loss	$(8,731,209)	$(3,047,196)	$(8,731,209)
Loss from discontinued operations	-	71,298	-
Gain on disposal of discontinued operations	-	(773,422)	-
Net loss from continuing operations	(8,731,209)	(3,749,320)	(8,731,209)
Minority interest	(2,560,069)	-	(2,560,069)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	74,896	-	74,896
Mirasol impairment (Note D)	25,000	-	25,000
Common stock issued in exchange for mineral exploration costs (Note K)	-	178,500	-
Amortization of debt discount - beneficial conversion feature of convertible debenture (Note G)	1,215,227	5,050	1,215,227
Amortization of discount attributable to warrants (Note G)	629,192	-	629,192
Stock options granted pursuant to employment agreement (Note J)	202,417	30,284	202,417
Amortization of deferred compensation costs (Note J)	3,039,038	2,168,720	3,039,038
Gain on revaluation of warrant liability (Note F)	(70,900)	-	(70,900)
Stock issued by subsidiary to founders in exchange for compensation (Note M)	4,265,640	-	4,265,640
Increase/decrease in:
Other receivable	(418,834)	-	(418,834)
Prepaid expenses	(16,297)	-	(16,297)
Other assets	-	(25,000)	-
Accounts payable and accrued liabilities	587,172	261,264	587,172
Net cash used in continuing operations	(1,758,727)	(1,130,502)	(1,758,727)
Net cash used in discontinued operations	-	(71,298)	-
Net cash used in operating activities	(1,758,727)	(1,201,800)	$(1,758,727)

Cash flows from investing activities:
Proceeds from disposal of assets	-	100	-
Purchase of property and equipment	(24,303)	-	(24,303)
Capital expenditures in oil and gas properties	(3,958,132)	-	(3,982,435)
Net cash used in investing activities	(3,982,435)	100	(24,303)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note I)	1,100,000	1,327,500	1,100,000
Proceeds from the exercise of options (Note I)	25,000	-	25,000
Proceeds from convertible debenture (Note G)	1,710,000	-	1,710,000
Proceed from convertible debenture issued by Signet (Note G)	10,421,933	25,000	10,421,933
Proceeds from sale of Signet common stock, net of costs and fees (Note M)	1,644,615	-	1,644,615
Deferred financing costs (Note C)	(1,208,375)	-	(1,208,375)
Net cash provided by financing activities	13,693,172	1,352,500	13,693,172

Net increase in cash and cash equivalents	7,952,010	150,800	7,952,010
Cash and cash equivalents at the beginning of the year	159,935	9,135	159,935
Cash and cash equivalents at the end the year	$8,111,945	$159,935	$8,111,945

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2005	2004	through December 31, 2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture (Note G)	1,215,227	5,050	1,215,227
Amortization of discount attributable to warrants (Note G)	629,192	-	629,192
Common stock issued in exchange for mineral exploration costs (Note K)	-	178,500	-
Stock options granted to Company officer pursuant to employment agreement (Note J)	202,417	30,284	202,417
Stock options issued in exchange for deferred compensation costs (Note J)	-	(9,189,705)	-
Amortization of deferred compensation costs (Note J)	3,039,038	2,168,720	3,039,038
Common stock issued in exchange for notes payable (Note I)	-	146,000	-
Debt discount in connection with Signet financing	3,126,580	-	3,126,580
Warrants liabilities in connection with private placement (Note F)	2,245,100	-	2,245,100
Gain on revaluation of warrant liability (Note F)	(70,900)	-	(70,900)
Signet common stock issued in exchange for leases in oil and gas properties (Note D)	6,314,820	-	6,314,820
Warrants cost in connection with deferred financing (Note J)	250,126	-	250,126
Common stock issued in exchange for convertible notes payable (Note G)	1,710,000	-	1,710,000
Common stock issued in exchange for notes payable (Note I)	-	14,071	-
Common stock issued in exchange for notes payable (Note I)	-	24,261	-
Disposal of Discontinued Operations: (Note B)
Assets disposed of	-	(30,895)	-
Debts assumed by Zenvesco	-	804,217	-
Net gain on disposal of segment	-	(773,422)	-
Cash consideration received	$-	$100	$-

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Bible Resources Inc., Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), and Monarch Pipe Company (Note B), collectively the “Company”.

In January 2003, the management received the authority to proceed with the plan of disposal of its tobacco and related business, which includes the Monarch Pipe Company. The tobacco and related business segment was accounted for as a discontinued operation, and accordingly, amounts in the December 2004 financial statements, and related notes reflect discontinued operations accounting. In December 2004, the Company entered into an Asset Purchase Agreement (the "Agreement") by and among the Company, the Company's former Chief Executive Officer, Zenvesco, Inc., Highland Pipe Co. doing business as Monarch Pipe Company, Camden Structure, Inc. and PK Ventures, Inc., and consummated the disposition of the discontinued operations. Summarized results of the discontinued business are further described in Note B.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through December 31, 2005, the Company has accumulated losses of $8,731,209.

Signet Energy, Inc., (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005 (Note M). On November 15, 2005, the Company distributed 5,100,000 shares of Signet common stock to founders of Signet, and 7,550,000 shares of Signet common stock to Deep Well Oil and Gas, Inc and Northern Alberta Oil, Ltd., in exchange for leases of oil and gas properties. Signet became a minority owned subsidiary, while the Company retained 74% of voting control at December 31, 2005 pursuant to a voting trust agreement (Note M). All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Properties

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, will be amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Impairment of unevaluated prospects is assessed at least annually based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development (Note D).

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Included in the consolidated cash balance of $8,111,945 is $7,252,011 of commitments for Signet to develop the Sawn Lake property in Alberta, Canada.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The Company has no inventories at December 31, 2005 and 2004.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Depreciation expenses from continuing operations amounted $3,161 and $0 for the years ended December 31, 2005 and 2004, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

December 31, 2005
Furniture	$24,303
Accumulated depreciation	(3,161)
Property and equipment, net	$21,142

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the years ended December 31, 2005 and 2004, convertible debt and security, stock options and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti dilutive. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 24,262,535 and 21,081,556 for the year ended December 31, 2005 and 2004 respectively.

Use of Estimates

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

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2005 and 2004, the Company incurred $101,827 and $0 advertising costs, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2005 and 2004.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company had no allowance for doubtful accounts at December 31, 2005.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company’s stock options been determined based on the fair value of the stock options using the Black-Scholes method at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note J:

	2005	2004
Net loss - as reported	$(8,731,209)	$(3,047,196)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	(405,225)
Net loss - Pro Forma	$(8,731,209)	$(3,452,421)
Net loss attributable to common stockholders - Pro forma	$(8,731,209)	$(3,452,421)
Basic (and assuming dilution) loss per share - as reported	$(0.36)	$(0.14)
Basic (and assuming dilution) loss per share - Pro forma	$(0.36)	$(0.16)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operating of $8,731,209 and $3,749,320 for the year ended December 31, 2005 and 2004, respectively. Net loss from continuing operations included $7,263,621 and $2,168,720 of non-cash compensation to employees in connection with stock options granted for the year ended December 31, 2005 and 2004, respectively (Note J). The Company's current assets, on a consolidated basis, exceeded its current liabilities by $7,436,130 as of December 31, 2005.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Certain liabilities were legally released by the Company’s former Chief Executive Officer and affiliated entities of Zenvesco. As a result of the sale of the tobacco related business segment, the Company accounted for the segment as a discontinued operation, and the following summarizes the disposition of the tobacco related business segment for the year ended December 31, 2004:

Cash consideration received	$100
Debts assumed or forgiven	804,217
Net assets disposed of	(30,895)
Net gain on disposal of discontinued operations	$773,422

For the year ended December 31, 2004, the debts assumed or forgiven include an aggregate of $200,000 of notes payable and $27,421 accrued unpaid interest to the Company’s former Chief Executive Officer, $226,626 of unpaid accrued salaries to the Company’s former Chief Executive Officer, $83,566 of due to entities controlled by the Company’s former Chief Executive Officer, $230,339 of trade payable, and $36,265 of other liabilities.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the year ended December 31, 2005 and 2004 were:

	2005	2004
Revenues	$-	$334,318
Expenses	-	(405,616)
Net loss before tax	-	(71,298)
Income tax provision (benefit)	-	-
Net loss	-	(71,298)

Net gain on sale of discontinued operations, before tax	-	773,422
Income tax provision (benefit)	-	-
Gain on sale, net of tax	-	773,442
Gain on discontinued operations , net of tax	$-	$702,124

NOTE C - DEFERRED FINANCING COSTS

In connection with Signet convertible debenture offering (Note G), the Company issued to the placement agent an aggregate of 980,000 warrants to purchase Signet common share. Other cash considerations paid included a placement agent fee and other professional fees. Costs incurred in connection with the debenture offering were capitalized, and amortized using the straight-line method over the terms of the debentures. The Company amortized and charged to operations financing costs in the amount of $73,701 and $0 for the years ended December 31, 2005 and 2004, respectively.

December 31, 2005
Deferred financing costs	$1,458,501
Accumulated amortization	(73,701)
Deferred financing costs, net	$1,384,800

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - OIL AND GAS PROPERTIES

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. As of December 31, 2005, all oil and gas properties are unproven. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. The Company anticipates its unevaluated property costs to remain as unevaluated for no longer than two years.

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

Mirasol Gas Well

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by the Company’s Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the Mirasol oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor has the right to recoup the first $400,000 from income derived from the gas well. As of December 31, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. In view of the delays in drilling this well, the Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005.

Deep Well Oil & Gas

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. (hereafter" Deep Well") and Northern Alberta Oil Ltd. (hereafter "Northern"). The Farmout Agreement provided that the Company was initially obligated to drill two Test Wells on the Sawn Lake property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At that time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two Test Wells were producing. The subsidiary was renamed Signet Energy, Inc. (hereafter "Signet") in November 2005 in conjunction with the subsidiary's financing activity. The Company paid a total of $2,000,000 in 2005 to Deep Well and Northern for the Sawn Lake lease rights lease rights and in addition issued 7,550,000 shares of Signet common stock in place of the one third Company shares to perfect the rights under the Farmout Agreement and to settle all claims with Deep Well and Northern (Note P). The Signet shares issued were valued at $6,314,820 for financial statement purposes pursuant to SAB No. 51.

Drilling on the initial Test Well commenced on September 25, 2005. Named the Sawn Lake #1 well, drilling costs of $1,848,674 were incurred and capitalized through December 31, 2005. The Company estimates that an additional $1,250,000 in completion costs will need to be incurred to make the well commercially productive. As of December 31, 2005, other costs the Company capitalized in connection with this property amounted to $8,475,551, including the 7,550,000 shares of Signet common stock issued to Deep Well (Note M). The capitalized costs will be amortized using a unit-of-production method if the well is proven productive.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 are as follows:

Accounts payable	$431,916
Accrued interest	43,535
Accrued payroll, payroll expenses and taxes	157,663
Signet accounts payable and accrued expenses	477,832
Total	$1,110,946

NOTE F - WARRANT LIABILITY

In November 2005, the Company completed a private placement which resulted in gross proceeds of $800,000 (Note I). In connection with this private placement the Company sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and an exercise price ranging from equal to $1.00 to $1.45. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of December 31, 2005 of $1.45. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on December 30, 2005. The Company was required to have received an effective registration no later than May 15, 2006 closing date. If the registration was not effective by that time, the Company shall reduce the exercise price of the warrants by $0.005 each day, however, the exercise price shall not be reduced below $0.50. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3 to year 5 years, a risk free interest rate of 4.42% to 4.54%, an expected dividend yield of 0%, a volatility of 205% and a deemed fair value of common stock of $1.22 to $1.55 which was the closing price of the Company’s common stock on November 14 and November 30, 2005, respectively. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.35%, a volatility of 200% and a deemed fair value of common stock of $1.45, which was the closing price of the Company’s common stock on December 31, 2005. The difference of $70,900 between the fair value of the warrants as of December 31, 2005 and the previous valuation as of November 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

NOTE G - CONVERTIBLE PROMISSORY NOTES PAYABLE

In November and December 2005, the Company’s subsidiary, Signet Energy, Inc., issued convertible promissory notes in exchange for aggregate gross proceeds of Canadian dollar C$12,250,000. At December 31, 2005, convertible notes payable are as follows:

Note payable (“November Promissory Notes”) in the amount of Canadian dollar C$8,550,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder to common stock of Signet at C$1.00; exchangeable to the Company’s (Surge U.S.) common stock at $1.00 per share, with a fixed exchange rate of C$1.25 equal to $1.00; maturity date is November 15, 2007.	$7,274,084
Debt Discount - beneficial conversion feature, net of accumulated amortization of $134,521 at December 31, 2005	(2,047,704)
5,226,380
Note payable (“December Promissory Notes”) in the amount of Canadian dollar C$3,700,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder to common stock of Signet at C$1.00; maturity date is November 15, 2007.	$3,147,849
Debt Discount - beneficial conversion feature, net of accumulated amortization of $58,214 at December 31, 2005	(886,141)
2,261,708

Total	$7,488,088
Less: Current Portion	-
Convertible Note Payable - long -term	$7,488,088

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE G - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

November Promissory Notes

On November 15, 2005, Signet Energy, Inc. (“Signet”), our subsidiary previously known as Surge Global (Canada), Inc., completed a private placement offering of secured convertible debentures which resulted in gross proceeds to Signet equal to C$8,550,000. Signet issued 7% secured debentures pursuant to subscription agreements which restricts the ability of Signet to incur certain additional indebtedness without the consent of the holders of the convertible debentures. The convertible debentures were created and issued pursuant to, and the conversion thereof are governed by, the terms and conditions of a trust indenture between Signet and Valiant Trust Company, as trustee. The convertible debentures bear interest from the date of issuance at 7% per annum which is payable in cash on a quarterly basis and the principal amount of the convertible debentures is due and payable on November 15, 2007, unless earlier converted or exchanged at the option of the holder into shares of (i) Signet common stock at C$1.00 per share, subject to certain anti-dilution protections or (ii) the Company’s common stock at $1.00 per share, subject to certain anti-dilution protections, based on a fixed exchange rate of C$1.25 equal to $1.00. The convertible debentures are secured pursuant to the terms of the trust indenture. In the event there is a change of control of Signet (except for a going public transaction) at any time while the convertible debentures are outstanding, Signet is required to immediately offer to purchase any outstanding convertible debentures at a change of control premium equal to 115% or 120% of the principal amount, depending upon the date of the change of control, plus accrued but unpaid interest. In connection with the offering, the Company granted piggy-back registration rights to each of the investors.

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$2,565,000, or $2,182,225, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the year ended December 31, 2005, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $134,521,

Upon the closing of the transaction, Signet paid to its placement agent a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$684,000. Pursuant to the agency agreement, upon the closing of the transaction, Signet also issued a warrant to the placement agent to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures which totaled 684,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of (i) twelve months following a going public transaction (as defined in the trust indenture) or (ii) November 17, 2008. The exercise price of the Signet warrants issued was below the fair value of Signet common stock at grant date. The Company accounted for the intrinsic value of the warrants, C$205,200, as compensation to its placement agent. Total considerations paid to the placement agent amounted C$889,200, or $762,667, were accounted for as deferred financing costs and amortized over the term of the notes.

December Promissory Notes

On December 20, 2005, Signet issued secured convertible debenture in the amount of C$3,700,000. The subscription agreements restrict the ability of Signet to incur certain additional indebtedness without the consent of the holders of the convertible debentures. The convertible debentures were created and issued pursuant to, and the conversion thereof are governed by, the terms and conditions of a trust indenture between Signet and Valiant Trust Company, as trustee. The convertible debentures bear interest from the date of issuance at 7% per annum which is payable in cash on a quarterly basis and the principal amount of the convertible debentures is due and payable on November 15, 2007, unless earlier converted at the option of the holder into shares of Signet common stock at C$1.00 per share, subject to certain anti-dilution protections. The convertible debentures are secured pursuant to the terms of the trust indenture and will rank equally in terms of priority with the C$8,550,000 principal amount of secured convertible debentures previously issued by Signet on November 15, 2005 and will rank subordinate to any senior bank debt up to a maximum amount of $10,000,000 incurred by Signet from time to time. In the event there is a change of control of Signet (except for a going public transaction) at any time while the convertible debentures are outstanding, Signet is required to immediately offer to purchase any outstanding convertible debentures at a change of control premium equal to 115% or 125% of the principal amount, depending upon the date of the change of control, plus accrued but unpaid interest.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE G - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

December Promissory Notes (Continued)

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$1,110,000, or $944,355, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the year ended December 31, 2005, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $58,214,

Upon the closing of the transaction, Signet paid to its placement agent a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$296,000. Pursuant to the agency agreement, upon the closing of the transaction, Signet issued a warrant to the placement agent to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures which totaled 296,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of twelve months following a going public transaction (as defined in the indenture) and November 17, 2008. The exercise price of the Signet warrants issued was below the fair value of Signet common stock at grant date. The Company accounted for the intrinsic value of the warrants, C$88,800, as compensation to its placement agent. Total considerations paid to the placement agent amounted C$384,800, or $327,376, were accounted for as deferred financing costs and amortized over the term of the notes.

March Promissory Notes

The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company’s common stock. The March Promissory Notes accrued interest at 6% per annum, payable and due the earlier of one year from the date of the note or 30 days following the Company completion of financing in excess of $5,000,000. The Noteholders had the option to convert any unpaid note principal to the Company’s common stock at $2.25 per share anytime during the term of the note. In August 2005, the Company entered an agreement with the noteholders to reduce the conversion rate to $1.00 per share, and the noteholders advised the company of their intent to convert the Notes into common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,022,492 (after adjustment for note amendment in August 2005) of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible note.

In connection with the placement of the convertible notes in March 2005, the Company issued detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. In August 2005, the exercise price of the warrants was reduced to $1.60 per share. The warrants expire five years from the issue date. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $629,192 (after adjustment for the note amendment in August 2005) to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 174%.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE G - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

March Promissory Notes (Continued)

The debt discount attributed to the beneficial conversion feature and value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense. In August and October 2005, the Company issued an aggregate of 1,710,000 shares of its common stock (Note I), in exchange for conversion of the $1,710,000 of Convertible Notes. All of the $1,710,000 promissory notes were converted to the Company’s common stock, accordingly all unamortized debt discount was charged to operations. The Company recorded non-cash interest expense in the amount of $1,651,684 during the year ended December 31, 2005 in connection with the $1,710,000 convertible notes.

NOTE H - ASSET RETIREMENT OBLIGATIONS

On December 31, 2005, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

Upon adoption, the Company recorded transition amounts for liabilities related to its wells, and the associated costs to be capitalized. A liability of $51,272 was recorded to long-term liabilities and a net asset of $51,272 was recorded to oil and natural gas properties on December 31, 2005.

NOTE I - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series.

The Company has issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc in 1997. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the time the Series B Preferred Stock was outstanding.

In connection with the Asset Purchase Agreement in December 2004 (Note B), Duncan Hill, Inc., an entity controlled by the Company’s former Chief Executive Officer agreed to convey to the Company for cancellation of 5,000,000 shares of Series A Preferred Stock and 1,100,000 shares of Series B Preferred Stock, and to release the Company from all obligations for accumulated dividends thereon, in exchange for 6,100 shares of the Company's Common Stock. The Company has no preferred stock issued and outstanding at December 31, 2005 and 2004.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE I - CAPITAL STOCK (Continued)

Common Stock

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of December 31, 2005 and 2004, the Company has 26,277,097 and 23,367,097 shares of common stock issued and outstanding.

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

In January 2004, the Company issued to an investor the 500,000 shares of common stock subscribed in December 2003. During the year ended December 31, 2004, the Company issued an aggregate of 2,885,422 shares of common stock to investors in exchange for $1,327,500 of cash, net of costs and fees. The Company also issued an aggregate of 162,700 shares of its common stock to two of its noteholders pursuant to the terms of the note agreements. The Company accounted the fair value of the 162,700 shares of common stock as debt discount attributed to non-detachable securities at the time the note agreements were entered into, and the debt discount was amortized and charged to operations as interest expense over the maturity period of the notes. The Company issued an aggregate of 391,208 shares of its common stock to its noteholders and creditors in exchange for $146,000 of notes payable, $14,071 of accrued interest, and $24,261 of previously incurred debt. Additionally, the Company issued 1,000,000 shares of its common stock, valued at $178,500, to Irie Isle Limited pursuant to a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the “Agreement”) with Cynthia Holdings Limited. The Company charged to operations mineral exploration costs in the amount of $178,500 during the year ended December 31, 2004.

In February 2005, the Company issued 100,000 shares of common stock to one of the Company’s former Directors in connection with stock options exercised at $0.25 per share for net proceeds of $25,000.

In August 2005, the Company issued an aggregate of 200,000 shares of common stock to third party investors and 100,000 shares of common stock to two Directors of the Company in exchange for net proceeds of $300,000. In connection with this private placement, the Company issued to the investors an aggregate of 150,000 warrants with Piggy-back registration rights.

In August and October 2005, the Company issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes (Note G).

In November 2005, the Company issued an aggregate of 800,000 shares of common stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that are subject to registration rights and penalties if the registration is not effective by May 15, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note F).

NOTE J - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable (Note G). Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November financing (Note I). The following table summarizes the changes in December 31, 2005.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,000,000	2.88	$1.00	1,000,000	$1.00
1.45	600,000	3.55	1.45	600,000	1.45
1.60	1,005,000	3.98	1.60	1,005,000	1.60
	2,605,000	3.46	$1.34	2,605,000	$1.34

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE J - WARRANTS AND STOCK OPTIONS (Continued)

Class A Warrants (Continued)

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	700,000	$1.79
Granted	-	-
Exercised	-	-
Canceled or expired	(700,000)	1.79
Outstanding at December 31, 2004	-	$-
Granted	2,605,000	1.34
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.34

In connection with the placement of the convertible notes in March 2005, the Company issued detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. In August 2005, the exercise price of the warrants was reduced to $1.60 per share. The Company recognized the value attributable to the warrants in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”) using the Black-Scholes pricing model (Note G).

In connection with a private placement in August 2005, the Company issued to the investors an aggregate of 150,000 warrants with Piggy-back registration rights. The exercise price of these warrants was above the fair value of the Company’s common stock at grant date, and accordingly no intrinsic value was measured.

In connection with a private placement in October and November 2005, the Company issued to the investors an aggregate of 1,700,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note F).

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2005.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25	1,100,000	1.27	$0.25	1,100,000	$0.25
0.65	5,222,222	7.89	0.65	3,225,000	0.65
1.00	387,530	9.71	1.00	387,530	1.00
1.35	19,279	8.93	1.35	19,279	1.35
1.50	7,127	9.00	1.50	7,127	1.50
3.50	80,000	2.94	3.50	80,000	3.50
	6,816,158	7.03	$0.64	4,818,936	$0.64

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE J - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options (Continued)

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,940,000	$0.41
Granted	5,526,406	0.65
Exercised	-	-
Canceled or expired	(600,000)	0.30
Outstanding at December 31, 2004	6,866,406	$0.61
Granted	387,530	1.00
Exercised (Note I)	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64

The weighted-average fair value of stock options granted to shareholders during the years ended December 31, 2004 and the weighted-average significant assumptions used to determine those fair values are determined by a Black-Scholes option pricing model and a risk free rate of 1.35%, volatility of 171% and a 10 year option life.

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. During the year ended December 31, 2005, and due to an employee termination, 277,778 options were canceled leaving a net 5,222,222 options. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has accounted the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in the year ended December 31, 2004. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $3,039,038 and $2,168,720 was charged to operations during the year ended December 31, 2005 and 2004, respectively.

The Company issued an aggregate of 387,530 and 26,406 stock options to its Chief Operating Officer as compensation for certain equity the Company issued during the year ended December 31, 2005 and 2004, respectively. The estimated value of the options granted during the year ended December 31, 2004 was determined using the Black-Scholes option pricing model and the Company has charged to operations compensation expense of $30,283 in connection with granting the options during the year ended December 31, 2004. The stock options granted to its Chief Operating Officer during the year ended December 31, 2005 were considered in-the-money options and compensation expense of $202,418 was charged to operations during the year ended December 31, 2005.

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(8,731,209) and $(0.36) for the year ended December 31, 2005, and $(3,452,421) and $(0.16) for the year ended December 31, 2004, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by E. Jamie Schloss, now a Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights that the Company had pursuant to these leases expired in the third quarter of 2005. During the year ended December 31, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company has wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005 (Note D). In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The Company had not exercised this option in 2005 but may do so in 2006.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE K - RELATED PARTY TRANSACTIONS (Continued)

The Company entered into a letter agreement dated February 5, 2003, as amended by letter agreements dated March 31, 2003 and April 30, 2003 (collectively the “Agreement”) with Cynthia Holdings Limited (“Cynthia”), an entity controlled by a member of the Company’s Board of Directors Chet Idziszek, whereby Cynthia agreed to sell to the Company an effective 50% interest in certain oil and gas rights in the Cuyana Basin of central Argentina which is owned by Cynthia’s wholly owned Argentine subsidiary Exploraciones Oromin, S.A. Pursuant to the Agreement, the Company remitted to Cynthia and Irie Isle Limited a total of $600,000 in cash and 1,000,000 shares of the Company’s common stock, valued at $178,500, during the year ended December 31, 2004 in connection with fulfilling the terms of the Agreement and reduced its interest in the Santa Rosa property to 17.52%. As of December 31, 2004, no engineering studies and reserve analysis have been conducted on the oil and gas property, accordingly the Company has charged to operations mineral exploration costs of $778,500 for the year ended December 31, 2004. The Company has included the $778,500 of costs in loss from continuing operations in the accompanying consolidated statement of cash flows for the year ended December 31, 2004. The costs incurred in acquiring mineral exploration were passive in nature and are not considered a separate business segment and accordingly, are not to be deemed to be development expenses as that term is used in SFAS 7.

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005 our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. Dynamo has advised the Company that it believes that the expression of intent is valid and may pursue legal remedies.  As of December 31, 2005, no claim or litigation has been filed by Dynamo or Mr. Vandergrift.

Pursuant to the Asset Purchase Agreement in December 2004, the Company’s former Chief Executive Officer, William Miller legally released the Company from obligations of the notes payable in an aggregate amount of $200,000 related to the discontinued tobacco business.

During the year ended December 31, 2004, the Company issued 37,600 shares of common stock to its Director Chet Idziszek in exchange for $50,000 of note payable and accrued interest of $6,400.

In July 2005, the Company paid $171,000 in commission to a Broker-dealer owned by Daniel Schreiber who was a named a Director of the Company in March, 2006.

On August 19, 2005 the Company completed a private placement offering which resulted in proceeds to the Company in the amount of $50,000 from Chet Idziszek and $50,000 from Gary Vandergrift, both members of the Company’s Board of Directors at the time of the transaction.

As a result of the Signet November 2005 financing, Mr. Kelly entered into a new compensation agreement with Signet which replaced the previous agreement with the Company. In January 2006, he resigned as Chief Executive Officer of the Company to become Signet’s Chief Operating Officer. Mr. Kelly’s new Agreement provided a salary of C$220,000 per annum to be paid by Signet Energy, Inc. In November 2005, Mr. Kelly and Mr. Perez received 1,700,000 shares and 855,000 shares respectively in Signet.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE L - EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2005	2004
Net loss available for common shareholders	$(8,731,209)	$(3,047,196)
Basic and fully diluted loss per share	$(0.36)	$(0.14)
Continuing operations	$(0.36)	$(0.17)
Discontinued operations	$-	$0.03
Weighted average common shares outstanding (basic and assuming dilution)	24,262,535	21,081,556

For the years ended December 31, 2005 and 2004, ,3,121,598 and 2,141,656 potential shares, respectively, were excluded from the shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE M - MINORITY INTEREST

Signet Energy, Inc., (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005. The Company owns 11,350,000 shares of Signet’s common stock, originally valued at $718,931, which represents the investment by the Company. On November 15, 2005, Signet issued 5,100,000 shares of its common stock, valued at $4,625,640, to its founders in exchange for compensation, and 7,550,000 shares of common stock, valued at $6,314,820, to Deep Well in exchange for leases in oil and gas property. At the same time, the Company entered into a voting trust agreement with Northern Alberta Oil Ltd and Deep Well Oil & Gas (Alberta), Ltd. (“Deep Well”) to establish certain rights and obligations relating to the election of directors of Signet and the management and control of certain business affairs of Signet. Pursuant to the agreement, Deep Well granted the Company the right to exercise the voting rights attached to the 7,550,000 common shares of Signet, including without limitation, the right to vote and sign any resolution with respect to any matter that properly comes before the shareholders of Signet. Such rights will terminate on February 25, 2007, unless earlier terminated by unanimous consent of the parties.

These transactions resulted in a minority interest of $5,766,716, which reflects the original investment by the minority shareholders of Signet. At December 31, 2005, minority interest increased from 53% to 56%, the Company owns 44% of Signet outstanding common shares, while retained 74% of voting control. Minority interest at December 31, 2005 amounted $6,333,783. During the year ended December 31, 2005 and 2004, the minority shareholders' share of the loss of Signet was $(2,560,069) and $0, respectively.

For the year ended December 31, 2005, Signet recorded the following common stock transactions:

In November 2005, Signet issued 5,100,000 shares of its common stock to its founders in exchange for compensation, valued at $0.84 per share, or a total value of $4,625,640. In November 2005, Signet issued 7,550,000 shares of common stock to Deep Well in exchange for leases in oil and gas property, valued at $0.84 per share for total of $6,314,820. In November 2005, Signet issued warrants, valued at $174,578, to its placement agent in exchange for services rendered. Signet also recognized an aggregate of $2,182,225, of the proceeds from issuance of convertible debenture (Note G), which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note.

In December 2005, the Company issued an aggregate of 1,600,000 shares of common stock to private investors for net proceeds of $1,644,614. In December 2005, Signet issued warrants, valued at $75,548, to its placement agent in exchange for services rendered. Signet also recognized an aggregate of $944,355, of the proceeds from issuance of convertible debenture (Note G), which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note.

The Company has accounted for the difference of $6,890,785 between the carrying amount of its investment in the Signet subsidiary and the underlying net book value of Signet (adjusted for foreign currency translation) after its stock issuance transactions in accordance with Staff Accounting Bulletin 51 of the Securities and Exchange Commission, as additional paid-in capital and included in the accompany consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE N - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $4,595,000, which expire through 2025 subject to limitations of Section 382 of the Internal Revenue Code, as amended. . The deferred tax asset related to the carry forward is approximately $1,562,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carry forward	$1,562,000
Less: valuation allowance	(1,562,000)
Net deferred tax asset	$-

NOTE P - COMMITMENTS AND CONTINGENCIES

Operating Leases

Commencing in November 2004 and in continuing in 2005, the Company subleased office space in San Diego, California from a company owned by a newly elected director of the Company at a monthly rental of $1,800.00 per month. Subsequent to the date of financial statements, in January 2006, the Company entered into a one year sublease agreement at this location. The monthly rental under this sublease is $3,600 per month. The Company's Signet subsidiary entered into a two-year lease agreement for office space in Calgary, Alberta, Canada in February 2006 at a monthly rental of C$15,000.00 per month. Previously, monthly rentals at that location in 2005 were C$13,000 per month on a month-to-month basis. Total rent and related expenses of $126,758 and $17,412 were charged to operating expenses for the years ended December 31, 2005 and 2004 respectively.

Employment Agreement

The Company has employment agreements with its Executives. In addition to salary and benefit provisions, the agreement includes defined commitments should the Executives terminate the employment with or without cause.

Former Chief Executive Officer: On November 26, 2004, the Company entered into an employment agreement with its Fred Kelly, its Chief Executive Officer (“CEO”) at that time. Mr. Kelly's agreement provided that he receive a signing bonus of $25,000 and a starting salary of $100,000 per year, subject to review after 90 days, and be eligible to participate in bonus and benefits programs established by the Company. CEO also received employee stock options to purchase 700,000 shares of common stock at an exercise price of $0.65 per share, vesting monthly over three years (Note J). The option had a term of ten years, subject to continuing service with the Company. In November 2005, Mr. Kelly signed a new employment agreement with Signet Energy, Inc. at a salary of C$220,000. On January 31, 2006, Mr. Kelly resigned as CEO and a Director of the Company and forfeited 427,778 in stock options.  Mr. Kelly is currently Chief Operating Office of Signet.

Former Chief Operating Officer now Chief Executive Officer: On November 30, 2004, the Company entered into a five year employment agreement with its Chief Operating Officer (“COO”), David Perez. The term extends to ten years if net income before income taxes, as adjusted, exceeds $1,500,000 during any of the first three fiscal years ending on or after January 1, 2005. Base compensation will be $250,000 per year, with increases subject to the board or the compensation committees discretion. The performance bonus is equal to 5% of net income before income taxes, as adjusted, in excess of $500,000 for each fiscal year. Mr. Perez also receives an automobile allowance, term life insurance on his behalf, reimbursement of incurred legal expenses and other benefits. Mr. Perez’s stock options include 3,000,000 shares of common stock at an exercise price of $.65 per share. The option has a life of ten years. 1,000,000 of these shares vested immediately with the balance vesting monthly over two years.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE P - COMMITMENTS AND CONTINGENCIES (Continued)

Former Chief Operating Officer now Chief Executive Officer (Continued): Other stock options include 600,000 shares of common stock at an exercise price of $0.65 per share with a ten year life and vesting monthly over three years. In connection with his appointment to the Company's board on November 4, 2004, Mr. Perez was granted a five-year option to purchase 400,000 shares of common stock at an exercise price of $0.65 per share with 275,000 shares vesting immediately and the remaining 125,000 shares vesting on November 4, 2005 (Note J). For any additional equity the Company issues, Mr. Perez receives additional options for a number of shares equal to 14.3% of, subject to exceptions for stock dividends, stock splits, shares issued to employees, directors and consultants pursuant to board-approved compensation plans, shares issued in a public offering, shares issued for business combinations and up to 200,000 shares issued to certain vendors. The additional options exercise price is equal to the price the issued securities sold or deemed sold, immediately vest and have a ten year life (Note J). All options are subject to continuing service with the Company.  In November, 2005, Mr. Perez received 850,000 shares in Signet Energy, Inc. (Notes K). Mr. Perez is now both Chief Executive Officer and Chairman of the Board of the Company.

Chief Financial Officer: In July 2003, the Company entered into an agreement with Jamie Schloss as its acting Chief Financial Officer’s and his affiliated company Castle Rock Resources to provide consulting and related services to assist the Company in locating oil and gas properties on a non-exclusive contract basis. The agreement provides the Company with a 30 day right of first refusal on each prospect property. The affiliated company received options to purchase 400,000 shares at $.25 per share. For wells proposed by the affiliated company and drilled by the Company, the affiliated company receives a management fee of $5,000 per month. In addition, the affiliated company will oversee operations and finances for such wells. For all cash raised by the affiliated company on behalf of the Company, the affiliated company will receive a 10% finder's fee and reimbursement of certain expenses. The finder's fee is payable in cash or stock at the affiliated company's option. The affiliated company has a right in certain circumstances to require registration under the Securities Act for the resale of the shares which may be purchased upon exercise of its stock option. The agreement expires on July 21, 2006. On December 9, 2004 the Company granted Mr. Schloss a 10-year option to purchase 400,000 shares at $0.65 per share and vesting in 36 equal monthly installments (Note J). In December 2005, the Company agreed to compensate Mr. Schloss at the salary of $80,000 per annum.

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company shareholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

On September 16, 2005 the Company’s Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of the Company’s Board of Directors. Dynamo has advised the Company that it believes that the expression of intent is valid and may pursue legal remedies.  No provision for this claim has been provided for in the accompanying financial statements. .

Litigation

The Company and its Canadian subsidiary, Signet Energy, Inc. (formerly Surge Global Energy Canada Ltd.) was named in a lawsuit in Alberta Canada filed by Deep Well Oil & Gas, Inc. and Northern Alberta Ltd. The Company also filed a counterclaim against Deep Well and NAOL. On November 15, 2005, the Company settled all claims with Deep Well and NAOL (Note D and M).

In connection with the offering in Signet we also entered into a release and indemnification agreement. Pursuant to the release and indemnification agreement we received Cdn. $630,000 from Signet in final satisfaction for all known liabilities owed to us by Signet and agreed to release Signet from any liability (except for certain liabilities referenced in the agreement) which may exist or arise in the future and agreed to indemnify Signet for any such liabilities for a period of two years following the closing of the transaction. As security for the indemnification obligations under the release and indemnification agreement, we deposited 6,300,000 shares of Signet in escrow pursuant to an escrow agreement with Valiant Trust Company and Signet. Such shares will be held in escrow, subject to release for any claims which may arise in the future or until November 17, 2007. On November 17, 2006 any and all remaining escrowed shares will be released back to us.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE Q - SUBSEQUENT EVENTS

On January 31, 2006, Fred W. Kelly resigned as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer.  Mr. Kelly will continue to serve as Chief Operating Officer of the Company’s subsidiary, Signet Energy, Inc. Also on January 31, 2006, Frederick C. Berndt resigned as a member of the Company’s Board of Directors. William P. Nicoletti and John Lane were added to the Company’s Board at that time. Mr. Lane resigned from the board in April.

On January 31, 2006, David Perez was appointed as the Company’s Chief Executive Officer to replace Fred W. Kelly.  Mr. Perez has served as the Company’s Chief Operating Officer and Chairman of the Board since November of 2004.  He will continue to serve as Chairman of the Board of Directors. Mr. Perez is also a member of the Company’s Board of Directors. Mr. Perez owns 855,000 shares of the Company’s subsidiary, Signet Energy, Inc. and is also a member of Signet’s Board of Directors.  There are no family relationships between Mr. Perez and any of the Company’s other directors or officers. There will be no changes to Mr. Perez’s employment agreement, which has a five-year term commencing on November 30, 2004.

On March 6, 2006, the Company entered into a Farmout Agreement with Kelso Energy for oil and gas exploration of two and a half sections in the Keg River Formation, also known as the `Granite Wash,' in the Kitty area of North Central Alberta, Canada. Upon the completion of its Farmee commitments, the Company will earn from 60 to 100 percent working interest in oil and gas produced from the Farmout Lands. Pursuant to the Kelso Farmout agreement, by April 30, 2006, the Company is required to either commence a program of 3D seismic or commit to the drilling of a Test Well by December 15, 2006. Upon drilling of the Test Well, the Company will earn working interest in the Farmout Lands per the following terms: Before payout, the Company shall earn 100 percent of the Farmor's Interest in that portion of the Farmout Lands comprising the Test Well spacing unit, subject to a gross overriding royalty of 1/150 (5-15 percent) on oil, 15 percent on natural gas, and 15 percent on other petroleum substances. At payout, Kelso Energy (the Farmor) has the option to either remain in the gross overriding position or to convert to an undivided 40 percent working interest. The Company also shall earn 60 percent of Farmor's Interest in the balance of the Farmout Lands other than the spacing unit for the Test Well. Following the completion of the Test Well, the Company can elect to drill an Option Well and earn interest in the Option Lands, per the same terms outlined above.

On March 15, 2006, the Company added Daniel Schreiber and Barry Nussbaum as directors to the Company’s board.

All non-management directors will receive $18,000 annually for their services. The directors added to the board in 2006 were each granted a 10 year option to purchase 400,000 shares of the Company’s common stock with a $1.55 exercise price and vesting monthly over a three year period.

On or about March 24, 2006, the Company completed a Private Placement offering of 1,200,000 shares at $1.50 per share which resulted in gross proceeds of $1,800,000. Warrants to purchase 1,200,000 shares at $2.00 per share with a five year term were issued at the same time. There were no commissions payable for the issuance of these shares. The Company is obligated to include the registration of these shares of this Private Placement by amending the current SB-2 registration statement filed on December 30, 2005.