Form 10QSB
period 2006-03-31
Surge Global Energy, Inc.
filed 2006-05-22
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
incorporation or organization)

12220 EL CAMINO REAL, SUITE 410
SAN DIEGO, CALIFORNIA 92130
(Address of Principal Executive Offices)

Issuer’s telephone number: (858) 704-5010

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

As of May 15, 2006, the Registrant had 27,477,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
MARCH 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,314,355
Other receivable	553,946
Prepaid expense	13,437
Total current assets	8,881,738

Property and equipment, net	70,988

Unproven oil and gas properties (Note B)	10,848,611
Other assets:
Deposits	9,512
Deferred financing costs, net	1,211,617
Total other assets	1,221,129
Total Assets	$21,022,466

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$906,590
Total current liabilities	906,590

Warrant liability (Note C)	5,840,060
Convertible notes payable (Note D)	7,930,269
Asset retirement obligation (Note E)	51,643
Total long-term liabilities	13,821,972

Minority interest (Note I)	5,869,661
Commitment and contingencies	-
Stockholders’ equity:	-
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:	-
Series A - none issued and outstanding (Note F)	-
Series B - none issued and outstanding (Note F)	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 26,277,097 shares issued and outstanding (Note F)	26,277
Additional paid-in capital	25,788,178
Common Stock Subscriptions	1,800,000
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(170,777)
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(14,681,923)
Total stockholders’ equity	(424,243)
Total liabilities and stockholders’ equity	$21,022,466

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

			For the period from
			January 1, 2005
	For the ThreeMonths Ended		(date of inception of
	March 31,	March 31,	development stage)
	2006	2005	through March 31, 2006
Operating expenses:
Selling, general and administrative expenses	$649,270	$633,153	$2,693,584
Amortization of deferred compensation (Note G)	-	748,743	3,039,038
Stock based compensation	1,441,367	-	5,665,950
Depreciation and amortization	190,174	-	265,071
Oil and Gas Property impairment	-	-	25,000
Total operating expenses	2,280,811	1,381,896	11,688,643

Loss from operations	(2,280,811)	(1,381,896)	(11,688,643)

Net (loss) on revaluation of warrant liability (Note C)	(3,665,860)	-	(3,594,960)
Interest expense, net	(543,118)	(73,199)	(2,497,464)

Loss applicable to minority interest (Note I)	539,075	-	3,099,144
Loss from continuing operations, before income taxes and discontinued operations	(5,950,714)	(1,455,095)	(14,681,923)

Provision for income taxes	-	-	-

Loss available to common stockholders	$(5,950,714)	$(1,455,095)	$(14,681,923)

Other comprehensive gain (loss) on foreign currency translations	14,637	(900)	(170,777)

Comprehensive net loss	$(5,936,077)	$(1,455,995)	$(14,852,700)

Loss per common share (basic and assuming dilution)	$(0.23)	$(0.06)	$(0.60)
Continuing operations	$(0.23)	$(0.06)	$(0.60)

Weighted average shares outstanding	26,277,097	23,405,986	24,595,215

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2006

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,512)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-	-	(185,414)	-	-	(185,414)
Amortization of deferred compensation	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(2,245,100)	-	-	-	-	-	(2,245,100)
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.					6,890,785						6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2006
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954
Reverse of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Common stock subscribed in March 2006 at $1.50 per share	-	-	-	-	-	-	1,800,000	-	-	-	1,800,000
Employee stock option expense	-	-	-	-	1,441,367	-	-	-	-	-	1,441,367
Foreign currency translation adjustment	-	-	-	-	-	-	-	14,637	-	-	14,637
Net loss	-	-	-	-	-	-	-	-	(5,950,714)	-	(5,950,714)
Balance at March 31, 2006	-	$-	26,277,097	$26,277	$25,788,178	$-	$1,800,000	$(170,777)	$(14,681,923)	$(12,337,512)	$(424,243)

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through March 31, 2006
Cash flows from operating activities:
Net loss from continuing operations	$(5,950,714)	$(1,455,095)	$(14,681,923)
Accumulated other comprehensive income: Foreign currency translation adjustment	-	(900)	-
Minority interest	(539,075)	-	(3,099,144)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	190,174	-	265,071
Oil and Gas Property impairment	-	-	25,000
Amortization of debt discount - beneficial conversion feature of convertible debenture (Note D)	394,203	41,206	1,609,430
Amortization of discount attributable to warrants	-	28,088	629,192
Stock options granted pursuant to employment agreement (Note G)	1,441,367	-	1,643,784
Amortization of deferred compensation costs (Note G)	-	748,743	3,039,038
Loss on revaluation of warrant liability (Note C)	3,665,860	-	3,594,960
Stock issued by subsidiary to founders in exchange for compensation	-	-	4,265,640

Increase/decrease in:
Accounts receivable	(132,095)	-	(550,929)
Prepaid expenses	2,887	(24,383)	(13,410)
Other assets	-	(688,262)	-
Deferred Financing	(9,512)	-	(9,512)
Accounts payable and accrued liabilities	(207,797)	(1,277)	379,374
Net cash used in operating activities	(1,144,702)	(1,351,880)	(2,903,429)

Cash flows from investing activities:
Purchase of property and equipment	(53,907)	(4,945)	(78,210)
Capital expenditures in oil and gas properties	(450,022)	-	(4,408,154)
Net cash used in investing activities	(503,929)	(4,945)	(4,486,364)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees	1,800,000	25,000	2,900,000
Proceeds from the exercise of options	-	-	25,000
Proceeds from convertible debenture	-	1,710,000	1,710,000
Proceed from convertible debenture issued by Signet	-	-	10,421,933
Proceeds from sale of Signet common stock, net of costs and fees	-	-	1,644,615
Deferred financing cost	-	-	(1,208,376)
Net cash provided by financing activities	1,800,000	1,735,000	15,493,172
Effect of exchange rates on cash	51,041	-	51,041
Net increase in cash and cash equivalents	202,410	378,175	8,154,421
Cash and cash equivalents at the beginning of the period	8,111,945	159,935	159,935
Cash and cash equivalents at the end the period	$8,314,355	$538,110	$8,314,355

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through March 31, 2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	394,203	41,206	1,609,430
Amortization of discount attributable to warrants	-	28,088	629,192
Stock options pursuant to employment agreement	1,441,367	-	1,643,784
Amortization of deferred compensation costs (Note G)	-	748,743	3,039,038
Debt discount in connection with Signet financing	-	-	3,149,100
Warrants liabilities in connection with private placement (Note C)	-	-	2,245,100
Loss on revaluation of warrant liability (Note C)	3,665,860	-	3,594,960
Signet common stock issued in exchange for leases in oil and gas properties	-	-	6,314,820
Warrants cost in connection with deferred financing	-	-	250,126
Common stock issued in exchange for convertible notes payable	-	-	1,710,000

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Bible Resources Inc., and Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), collectively the “Company”.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company became a development stage enterprise at that time, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through March 31, 2006, the Company has accumulated losses of $14,681,923.

Signet Energy, Inc., (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005 (Note I). On November 15, 2005, the Company distributed 5,100,000 shares of Signet common stock to founders of Signet, and 7,550,000 shares of Signet common stock to Deep Well Oil and Gas, Inc and Northern Alberta Oil, Ltd., in exchange for leases of oil and gas properties. Signet became a minority owned subsidiary. The Company retained 74% of voting control of Signet at March 31, 2006 pursuant to a voting trust agreement (Note I).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Properties

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, will be amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Impairment of unevaluated prospects is assessed at least annually based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development (Note B).

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”).

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

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of income.

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three month period ending March 31, 2006 was $1,441,367, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

March 31,
Quarter Ended	2005
Net loss	$(1,455,095)
Deduct: stock-based compensation expense, net of tax	-

Pro forma net loss	$(1,455,095)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.06)
Deduct: stock-based compensation expense, net of tax	-

Pro forma	$(0.06)

Disclosure for the period ended March 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operating of $5,950,714 and $1,455,095 for the three months ended March 31, 2006 and 2005, respectively. Net loss from continuing operations included $1,441,367 and $748,743 of non-cash compensation to employees and directors in connection with stock options granted and vested for the three months ended March 31, 2006 and 2005, respectively (Note G). The Company’s current assets, on a consolidated basis, exceeded its current liabilities by $7,975,148 as of March 31, 2006. Included in the consolidated cash balance of $8,314,355 at March 31, 2006 is $6,216,813 of cash related to commitments of Signet to develop the Sawn Lake Property in Alberta, Canada.

NOTE B - OIL AND GAS PROPERTIES

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. As of March 31, 2006, all oil and gas properties are unproven. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. The Company anticipates its unevaluated property costs to remain as unevaluated for no longer than two years.

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

Deep Well Oil & Gas

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. (hereafter” Deep Well”) and Northern Alberta Oil Ltd. (hereafter “NAOL”). The Farmout Agreement provided that the Company was initially obligated to drill two Test Wells on the Sawn Lake property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At that time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two Test Wells were producing. The subsidiary was renamed Signet Energy, Inc. (hereafter “Signet”) in November 2005 in conjunction with the subsidiary’s financing activity. The Company paid a total of $2,000,000 in 2005 to Deep Well and NAOL for the Sawn Lake lease rights lease rights and in addition issued 7,550,000 shares of Signet common stock in place of the one third Company shares to perfect the rights under the Farmout Agreement and to settle all claims with Deep Well and NAOL (Note I). The Signet shares issued were valued at $6,314,820 for financial statement purposes pursuant to SAB No. 51.

Drilling on the initial Test Well commenced on September 25, 2005 and completion operations continued in the first quarter of March 2006. Named the Sawn Lake #1 well, drilling and completion costs of $2,312,012 were incurred and capitalized through March 31, 2006. The Company estimates that an additional $500,000 in completion costs will need to be incurred to make the well commercially productive. As of March 31, 2006, other costs the Company capitalized in connection with this property amounted to $8,536,599, including the costs attributable to 7,550,000 shares of Signet common stock issued to Deep Well (Note I). The capitalized costs will be amortized using a unit-of-production method once the wells are proven productive and future revenues can be determined.

NOTE C - WARRANT LIABILITY

In November 2005, the Company completed a private placement which resulted in gross proceeds of $800,000 (Note F). In connection with this private placement the Company sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and an exercise price ranging from equal to $1.00 to $1.45. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on December 30, 2005 and an amended Registration Statement was filed on May 5, 2006. The Company was required to have received an effective registration no later than May 15, 2006 closing date. If the registration was not effective by that time, the Company would be obligated to reduce the exercise price of 1,200,000 warrants for two investors by $0.005 each day, however, the floor of the exercise price is set at $0.50.

The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3 to year 5 years, a risk free interest rate of 4.42% to 4.54%, an expected dividend yield of 0%, a volatility of 205% and a deemed fair value of common stock of $1.22 to $1.55 which was the closing price of the Company’s common stock on November 14 and November 30, 2005, respectively. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants at December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.35%, a volatility of 200% and a deemed fair value of common stock of $1.45, which was the closing price of the Company’s common stock on December 31, 2005. The difference of $70,900 between the fair value of the warrants as of December 31, 2005 and the previous valuation as of November 2005 has been recorded as a gain on revaluation of warrant liability, and included in the consolidated financial statements for the year ended December 31, 2005. At March 31, 2006, the Company revalued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield was left unchanged but the Company did apply a risk free interest rate of 4.82%, a volatility of 190% and a deemed fair value of common stock of $3.85, which was the closing price of the Company’s common stock on March 31, 2006. The difference of $3,665,860 between the fair value of the warrants at March 31, 2006 and the previous valuation at December 31, 2005 has been recorded as a loss on revaluation of warrant liability, and included in the accompanying condensed consolidated financial statements.

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

In November and December 2005, the Company’s subsidiary, Signet Energy, Inc., issued convertible promissory notes in exchange for aggregate gross proceeds of Canadian dollar C$12,250,000. At March 31, 2006, convertible notes payable are as follows:

	March 31, 2006
	US$	C$
Note payable (“November Promissory Notes”) in the amount of Canadian dollar C$8,550,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder into either common stock of Signet at C$1.00, or exchangeable to the Company’s (Surge U.S.) common stock at $1.00 per share, with a fixed exchange rate of C$1.25 equal to $1.00; maturity date is November 15, 2007.	$7,326,478	C$	8,550,000

Debt Discount - beneficial conversion feature, net of accumulated amortization of $406,469 at March 31, 2006	(1,791,474)		(2,090,651)
	5,535,004		6,459,349
Note payable (“December Promissory Notes”) in the amount of Canadian dollar C$3,700,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder to common stock of Signet at C$1.00; maturity date is November 15, 2007.	$3,170,523	C$	3,700,000

Debt Discount - beneficial conversion feature, net of accumulated amortization of $175,899 at March 31, 2006	(775,258)		(904,726)
	2,395,265		2,795,274

Total	$7,930,269	C$	9,254,623
Less: Current Portion	-
Convertible Note Payable - long -term	$7,930,269	C$	9,254,623

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

The Company accounted for the convertible debentures in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$2,565,000, or $2,197,943, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the three months ended March 31, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $275,138.

Upon the closing of the transaction, Signet paid to its placement agent a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$684,000. Pursuant to the agency agreement, upon the closing of the transaction, Signet also issued a warrant to the placement agent to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures which totaled 684,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of (i) twelve months following a going public transaction (as defined in the trust indenture) or (ii) November 17, 2008. The exercise price of the Signet warrants issued was below the fair value of Signet common stock at grant date. The Company accounted for the intrinsic value of the warrants, C$205,200, as compensation to its placement agent. Total considerations paid to the placement agent amounted C$889,200, or $761,954, were accounted for as deferred financing costs and amortized over the term of the notes.

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

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$1,110,000, or $951,157, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the three months ended March 31, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $119,065,

Upon the closing of the transaction, Signet paid to its placement agent a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$296,000. Pursuant to the agency agreement, upon the closing of the transaction, Signet issued a warrant to the placement agent to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures which totaled 296,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of twelve months following a going public transaction (as defined in the indenture) and November 17, 2008. The exercise price of the Signet warrants issued was below the fair value of Signet common stock at grant date. The Company accounted for the intrinsic value of the warrants, C$88,800, as compensation to its placement agent. Total considerations paid to the placement agent amounted C$384,800, or $329,734, were accounted for as deferred financing costs and amortized over the term of the notes.

NOTE E - ASSET RETIREMENT OBLIGATIONS

The Company adopted SFAS 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

Upon adoption, the Company recorded transition amounts for liabilities related to its wells, and the associated costs to be capitalized. A liability of $51,643 was recorded to long-term liabilities and a net asset of $51,643 was recorded to oil and natural gas properties on March 31, 2006.

NOTE F - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, par value $0.001 per share, in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series.

Series A Preferred Stock

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

Series B Preferred Stock

The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company’s Common stock at the option of either the holder or the Company upon the Company’s net pre-tax profit reaching $500,000 in any given calendar year. The holder of each share of Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock.

The Company has no preferred stock issued and outstanding at March 31, 2006 and December 31, 2005.

Common Stock

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of March 31, 2006 and December 31, 2005, the Company has 26,277,097 shares of common stock issued and outstanding.

The Company is not currently subject to any contractual arrangements, which restrict its ability to pay cash dividends. The Company’s Certificate of Incorporation prohibits the payment of cash dividends on the Company’s Common Stock in excess of $.05 per share per year so long as any Serial Preferred Stock remains outstanding unless all accrued and unpaid dividends on Serial Preferred Stock has been set apart and there are no arrearages with respect to the redemption of any Serial Preferred Stock.

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

In August and October 2005, the Company issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes.

In November 2005, the Company issued an aggregate of 800,000 shares of common stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that are subject to registration rights and penalties if the registration is not effective by May 15, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note C).

In March 2006, the Company received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of common stock subscribed In connection with this private placement, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to piggy back registration rights. The common shares subscribed were issued subsequent to the date of the financial statements.

NOTE G - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable. Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November financing (Note C and F). The Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006 (Note F). The following table summarizes the changes warrants outstanding and the related prices for the shares of the Company’s common stock.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	1,000,000	2.63	$1.00	1,000,000	$1.00
1.45	600,000	3.31	1.45	600,000	1.45
1.60	1,005,000	3.73	1.60	1,005,000	1.60
2.00	1,200,000	4.97	2.00	1,200,000	2.00
	3,805,000	3.77	$1.54	3,805,000	$1.54

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	700,000	$1.79
Granted	-	-
Exercised	-	-
Canceled or expired	(700,000)	1.79
Outstanding at December 31, 2004	-	$-
Granted	2,605,000	1.34
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.34
Granted	1,200,000	2.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	3,805,000	$1.54

In connection with the placement of the convertible notes in March 2005, the Company issued detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. In August 2005, the exercise price of the warrants was reduced to $1.60 per share. The Company recognized the value attributable to the warrants in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”) using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 174%.

In connection with a private placement in August 2005, the Company issued to the investors an aggregate of 150,000 warrants with piggy back registration rights. The exercise price of these warrants was above the fair value of the Company’s common stock at grant date, and accordingly no intrinsic value was measured.

In connection with a private placement in October and November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note C).

In connection with a private placement in March 2006, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to piggy back registration rights.

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2006.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25	1,100,000	1.00	$0.25	1,100,000	$0.25
0.65	4,794,444	8.23	0.65	3,561,111	0.65
1.00	387,530	9.47	1.00	387,530	1.00
1.35	19,279	8.68	1.35	19,279	1.35
1.50	178,727	9.96	1.50	178,727	1.50
1.55	1,200,000	9.96	1.55	44,444	1.55
3.50	80,000	2.69	3.50	80,000	3.50
	7,759,980	7.52	$0.80	5,371,091	$0.67

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,940,000	$0.41
Granted	5,526,406	0.65
Exercised	-	-
Canceled or expired	(600,000)	0.30
Outstanding at December 31, 2004	6,866,406	$0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64
Granted	1,371,600	1.54
Exercised	-	-
Canceled or expired	(427,778)	0.65
Outstanding at March 31, 2006	7,759,980	$0.80

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. Employee terminations resulted in the cancellation of 277,778 options during the year ended December 31, 2005, and 427,778 options in the three months ended March 31, 2006 leaving a net 4,794,444 options. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has accounted for the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in the year ended December 31, 2004. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $748,743 was charged to operations during the three months ended March 31, 2005.

The financial statements for the three-month period ended March 31, 2005 have not been restated upon adoption of SFAS 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been $(1,455,095) and $(0.06), respectively, for the period ended March 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Unamortized deferred compensation of $3,981,947 resulted from the intrinsic value of the stock options at grant date was reversed and the employee stock options granted prior to, but not vested as of January 1, 2006, were valued based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. During the three months ended March 31, 2006, total stock-based compensation expense charged to operations in connection with new grant and vested employee stock options was $1,441,367, net of tax effect.

The estimated value of the employee stock options granted during the three month period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 to 10 years, a risk free interest rate of 449% to 4.72%, a dividend yield of 0% and volatility of 170.6% to 190.3%.

NOTE H - RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by E. Jamie Schloss, now a Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights that the Company had pursuant to these leases expired in the third quarter of 2005. During the three months ended March 31, 2006, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005. In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The Company had not exercised this option in 2005 but may do so in 2006.

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo’s prospects was never formalized by a signed agreement. On September 16, 2005 our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. Dynamo has advised the Company that it believes that the expression of intent is valid and may pursue legal remedies.  As of March 31, 2006, no litigation has been filed by Dynamo.

NOTE I - MINORITY INTEREST

Signet Energy, Inc., (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005. The Company owns 11,350,000 shares of Signet’s common stock, originally valued at $718,931, which represents the investment by the Company. On November 15, 2005, Signet issued 5,100,000 shares of its common stock, valued at $4,625,640, to its founders in exchange for compensation, and 7,550,000 shares of common stock, valued at $6,314,820, to Deep Well in exchange for leases in oil and gas property. At the same time, the Company entered into a voting trust agreement with Northern Alberta Oil Ltd and Deep Well Oil & Gas (Alberta), Ltd. (“Deep Well”) to establish certain rights and obligations relating to the election of directors of Signet and the management and control of certain business affairs of Signet. Pursuant to the agreement, Deep Well granted the Company the right to exercise the voting rights attached to the 7,550,000 common shares of Signet, including without limitation, the right to vote and sign any resolution with respect to any matter that properly comes before the shareholders of Signet. Such rights will terminate on February 25, 2007, unless earlier terminated by unanimous consent of the parties. At March 31, 2006, the Company owned approximately 44% of Signet outstanding common shares, while retained 74% of voting control. During the three months ended March 31, 2006, Signet did not record any equity transactions, accordingly the minority interest remains at 56% and voting control remains at 74%. In order to complete the drilling obligations under the Farmout agreement with Deep Well Oil and Gas, it will be necessary for our Signet subsidiary to raise additional capital. Such additional financings could significantly dilute our interest in Signet. In that event, we may ultimately not be able to consolidate Signet operations under GAAP principles but would then account for Signet operations on an equity basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-QSB, including exhibits thereto contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

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

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-QSB. The company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

As used in this quarterly report on Form 10-QSB, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), unless the context otherwise requires.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2006 and the comparable period ending March 31, 2005, should be read in conjunction with the unaudited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from their inception, February 2005, until March 31, 2006 on a consolidated basis.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assumption from our management.

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

Surge Global Energy, Inc. is a Delaware corporation dually traded on the Bulletin Board and the Pink Sheets under the symbol SRGG. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com

Signet Energy, Inc., formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), is located in Suite 1818, 144-4th Avenue SW, Calgary, Alberta Canada T2P 3N4. The telephone number is (403) 440-1118 and fax number is (403) 440-1114. Signet maintains a website at www.signetenergy.ca. Signet is the operator and has a right to earn a 40% working interest in 44,480 acres in the Sawn Lake Oil Sands in Alberta, Canada. See “Business Operations - Signet Projects - Sawn Lake Project, Alberta, Canada.”

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

In February 2005 we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd. On November 15, 2005 we changed its name to Signet Energy, Inc. On November 14, 2005, Signet issued C$8,550,000 of 7% convertible debentures. As a result of the initial financing and related transactions, our ownership interest in Signet was initially reduced to approximately 47.3%. Subsequent offerings consisted of C$3,700,000 convertible at C$1.00 per share of 7% convertible debentures and a C$2,080,000 flow through share offering reduced our ownership percentage to approximately 44.3% of Signet on an undiluted basis and approximately 28.3% on a fully diluted basis if all convertible notes issued in connection with prior financings are converted into shares of Signet and all employee stock options are exercised. Surge currently holds a 73.8% voting control of Signet until February 25, 2007 that is subject to further dilution if any of the existing notes are converted or any additional financings take place between now and February 25, 2007. See “Recent Unregistered Sales of Securities” for a detailed description of these transactions.

Signet Projects

Sawn Lake Project, Alberta, Canada

Signet is currently the operator of the Sawn Lake Oil Sands Development in Alberta, Canada, pursuant to a farmout agreement we entered into in February 2005, with Deep Well Oil & Gas Inc. (“Deep Well”) and Northern Alberta Oil Ltd. (“Northern Alberta”), which was subsequently assigned to Signet in connection with the financing Signet completed in November 2005. The Sawn Lake Oil Sands Development has been estimated by two third-party petroleum-engineering firms to contain a total of 820 million to 1.2 billion barrels of estimated oil resources in place, of which 10-30% is recoverable. Signet has a right to earn a 40% working interest in 44,480 gross acres after drilling a total of ten wells.

On September 2005, Surge was issued a permit by the Alberta Energy Utilities Board (AEUB) for a test well and on September 25, 2005 we spudded our first well, the 1-36 well, at Sawn Lake, Alberta Canada which perfected our interest in the farmout agreement with Deep Well and Northern Alberta. In October 2005, the AEUB granted Signet an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of a horizontal production well at Sawn Lake. Recently, Signet announced that it had successfully tested the reservoir for positive cold pumping production of crude oil from the 1-36 well. However, due to break-up (seasonal change), operations at the well site are currently suspended due to the imposition of road restrictions, which Signet anticipates to be lifted early this summer. Operations, which are expected to resume at that time, include a three well drilling program that Signet expects to commence in the second or third quarter of 2006. In April 2006 the AEUB issued Signet a permit to drill a second well at Sawn Lake. The 1-36 well was the first of a ten well delineation drilling program at the Sawn Lake property pursuant to which Signet will earn-in up to 69.5 contiguous sections covering 44,480 acres under the farmout agreement with Deep Well and Northern Alberta. To date Signet has earned 6.0 sections, by drilling and completing the first well on a total of 3,450 acres. On November 15, 2005 we entered into a farmout amending agreement whereby Signet is required to drill the second (option well) by September 25, 2007 and 8 additional wells prior to February 25, 2008 in order to prefect its interests in the entire 69.5 sections.

Surge Global Energy Projects

Granite Wash, Alberta, Canada

In March 2006, we entered into a farmout agreement with Kelso Energy for oil and gas exploration of two and a half sections (1,600 acres) in the Keg River Formation, also known as the “Granite Wash,” in the Kitty area of North Central Alberta, Canada.  Calculations made by a consulting geologist regarding the farmout lands show potential original light oil in place of approximately five million barrels with large recovery factors expected to be in excess of 25% as is the norm for this field. Upon satisfaction of our conditions contained in the farmout agreement the completion of our commitments, we will acquire from a 60 per cent to 100 percent working interest in the oil and gas produced from the farmout lands.

Pursuant to the farmout agreement, we exercised our option on April 12, 2006, to elect to drill a test well at an estimated cost of $750,000 by December 15, 2006. Drilling of this well is expected to commence in July, 2006 provided that drilling rigs are available. Upon drilling the test well, we will earn the working interest in the farmout lands pursuant to the following terms:

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

In November 2005 Ottoman Energy Ltd. agreed to acquire a 32.48% working interest in the Santa Rosa Project from Oromin whereby Ottoman will spend US$1,400,000 on exploration to fully earn their working interest in the project. Thereafter, Ottoman can acquire an additional 8.76% interest from Oromin to increase its interest to 41.24% (the equivalent of Oromin’s interest) by incurring a further expenditure of US$897,381. Oromin and Ottoman expect the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. Oromin currently owns 82.48% of concession and we hold a 17.52% working interest in the project.

If we make all capital contributions to the Santa Rosa Property, we would be obligated to make additional payments over a twelve month period, payable monthly, of $297,381 in an initial cash call to preserve our interest in the Santa Rosa Property, and $190,617 in a secondary cash call to fund expected Santa Rosa exploration costs.

Castle Rock Resources, Inc.

We entered into an agreement with Castle Rock Resources, Inc. (“Castle Rock”) in June 2004. The agreement entitles us to a first right of refusal to acquire all of Castle Rock’s domestic oil and gas drilling and exploration prospects until July 21, 2006. Our Chief Financial Officer, Mr. E. Jamie Schloss, is the sole owner of Castle Rock Resources, Inc. No projects have been selected pursuant to this agreement through March 31, 2006, but we are evaluating two prospects located in Texas for possible acquisition.

Recent Developments

On January 31, 2006, Fred W. Kelly resigned as our Chief Executive Officer and remained Chief Operating Officer of Signet until he passed away on April 22, 2006. David Perez was appointed as our Chief Executive Officer and continues to be our Chairman of the Board and is a director of Signet.  Mr. Perez served as our Chief Operating Officer since November of 2004.  Also on January 31, 2006, Frederick C. Berndt resigned as a member of our Board of Directors. William P. Nicoletti, was appointed to replace Mr. Berndt. John D. Lane was also appointed to our Board of Directors, but subsequently resigned on April 4, 2006. On March 22, 2006, we appointed Daniel Schreiber and Barry Nussbaum to serve on our board.

On March 6, 2006 we entered into a farmout agreement with Kelso Energy for oil and gas exploration of two and a half sections in the Keg Riner Formation, also known as “Granite Wash,” in the kitty area of North Central Alberta, Canada.

On or about March 24, 2006, we completed a private placement for the unregistered sale of 1.2 million shares of our common stock at $1.50 per share, which resulted in gross proceeds to our company of $1,800,000. For a description of this transaction, see “Recent Sales of Unregistered Securities.”

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 1 to the Consolidated Financial Statements.

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

Oil and Gas Property

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

Changes in the quantities of our reserves could significantly impact the Company’s provision for depletion and amortization of oil and natural gas properties.

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

At March 31, 2006 we had $10,849,000 allocated to unevaluated oil and natural gas properties compared with $25,000 in 2005.

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

Asset Retirement Obligations

The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and convertible debt borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.

Results of Operations

For The Three Month Periods Ending March 31, 2006 And March 31, 2005:

Our remaining operations now consist of expenses related solely to our oil and gas exploration efforts.

The Company had no revenues in the three months March 31, 2006 or 2005 other than interest income. Total operating expenses for the three months ended March 31, 2006 compared to 2005 increased by $899,000 to $2,281,000 from $1,382,000 in the prior period.

Included within the $899,000 increase is $117,000 of employee compensation costs, $475,000 in employee option costs, $219,000 in selling, general and administrative (SG&A) expenses, $190,000 in increased depreciation and amortization expense and offset by a ($230,000) decrease in financing commissions and legal fees. Depreciation and amortization increased to $190,000 from $0 in 2005. Amortized deferred financing costs related to the Signet financing were $186,000 and depreciation of equipment was $4,200 in 2006 with no comparable expense in 2005.

In 2006, a non-cash expense of $3,665,860 was recorded to reflect the costs of the reevaluation of warrants issued in November, 2005 and March, 2006 due to EITF 0019 and FASB 133 rules which require valuation updates at each quarterly reporting period based on the value of the warrants computed using the Black Scholes method.

Interest expense, net of interest income of $26,200 for the three months ended March 31, 2006 increased by $470,000 to $543,000 from $73,000 in 2005. Beneficial conversion feature notes payable and warrant expense accounted for $394,000 as compared with $69,000 in 2005. Included in interest expense in 2006 is $543,000 related to the Signet convertible debt offering. The 2005 interest expense of $73,000 was due primarily to the March 2005 Convertible Note financing in the amount of $1,710,000. That debt was converted to common stock in August 2005.

Loss available to common stockholders increased by $4,495,000 from a loss of $1,456,000 in 2005 to $5,951,714 in 2006 as a result of all the factors described above. The $5,951,000 first quarter loss was after an offset of $539,000 in Signet’s share of the loss (loss applicable to minority interest).

Liquidity and Capital Resources

Current Position

As of March 31, 2006, we had a surplus in working capital of $7.975 million. For the quarter ended March 31 2006 we had a net cash flow deficit from operating activities of $1.145 million, consisting primarily of year to date losses of $5,951 million from continuing operations adjusted by non-cash charges of $5.501 million in employee compensation expense arising from stock options issued and the revaluation of warrant expense, as well as amortization of debt discount, $190,000 in higher depreciation and amortization and $347,000 in net increases and decreases in assets and liabilities.

For the quarter ended March 31, 2006, cash flow used in investing activities was $504,000 due to $54,000 in fixed asset additions and $450,000 in additional oil lease and development costs incurred during the quarter.

For the quarter ended March 31, 2006, cash flow from financing activities was $1.8 million.  During the quarter ended March 31, 2006, the Company received $1.8 million in subscriptions for common stock proceeds..

Future Operations

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

In March 2006, the Company completed a Private Placement offering of 1,200,000 shares at $1.50 per share, which resulted in gross proceeds of $1,800,000. Warrants to purchase 1,200,000 shares at $2.00 per share with a five-year term were issued at the same time. There were no commissions payable for the issuance of these shares.  The Company is obligated to include the registration of these shares of this Private Placement by amending the current SB-2 registration statement filed on December 30, 2005. The shares relating to this Private Placement were issued in April, 2006.

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

Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend on several factors including participation in drilling programs, acquisitions of oil and gas interests, the rate of market acceptance, our ability to generate revenues and other factors. If our capital requirements vary materially from those planned, we may require additional financing sooner than anticipated. We are not assured that financing will be available in amounts or on terms acceptable to us, if at all. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds or sell assets, if needed, on acceptable terms, we may not be able to continue our operations, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.

Number of Employees

From our inception through the period ended March 31, 2006, we have relied on the services of outside consultants for services and a limited number of full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of seven (7) full and part time employees during the next 12 months.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

(a) Exhibits

4.1	Form of Warrant to Purchase Common Stock (1)

10.1	Form of Securities Purchase Agreement (1)

10.2	Form of Registration Rights (1)

10.3	Sublease

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
 __________________
(1) Incorporated by reference to our Form 8-K filed with the Commission on March 23, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

Date: May 22, 2006	By:	/s/ David Perez
David Perez Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 22, 2006	By:	/s/ E. Jamie Schloss
E. Jamie Schloss Chief Financial Officer and a Member of the Board of Directors (Principal Accounting Officer)