Form 10QSB
period 2006-06-30
Surge Global Energy, Inc.
filed 2006-08-21
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
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

As of August 11, 2006, the Registrant had 27,587,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
JUNE 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,554,870
Current assets of discontinued operations	5,786,712
Prepaid expense	39,241
Total current assets	7,380,823

Property and equipment, net	6,366

Non-current assets of discontinued operations (Note C)	13,233,559
Total Assets	$20,620,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$431,503
Current liabilities of discontinued operations (Note C)	396,494
Total current liabilities	827,997

Warrant liability (Note D)	2,824,240
Non-current liabilities of discontinued operations (Note C)	8,545,061
Total long-term liabilities	11,369,301

Minority interest (Note I)	5,747,203

Commitment and contingencies	-
Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note F)	-
Series B - none issued and outstanding (Note F)	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 27,187,097 shares issued and outstanding (Note F)	27,170
Additional paid-in capital	28,837,658
Accumulated other comprehensive income (loss): Foreign currency translation adjustment	(157,726)
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(13,693,343)
Total stockholders' equity	2,676,247
Total liabilities and stockholders' equity	$20,620,748
See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF LOSSES (UNAUDITED)
					For the period from January 1, 2005 (date of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		inception of development stage) through
	2006	2005	2006	2005	June 30, 2006
Operating expenses:
Selling, general and administrative expenses	$480,322	$394,428	$899,909	$1,063,580	$2,509,059
Amortization of deferred compensation	-	-	-	-	3,039,038
Stock based compensation	1,071,755	784,744	2,513,122	1,497,488	2,513,122
Depreciation and amortization	879	322	1,758	322	4,182
Oil and Gas Property impairment	-	-	-	-	25,000
Total operating expenses	1,552,956	1,179,494	3,414,789	2,561,390	8,090,401

Loss from operations	(1,552,956)	(1,179,494)	(3,414,789)	(2,561,390)	(8,090,401)

Net gain (loss) on revaluation of warrant liability (Note D)	3,015,820	-	(650,040)	-	(579,140)
Interest income (expense), net	18,133	(444,970)	24,550	(518,169)	(1,673,201)

Income (loss) before income taxes, discontinued operations and minority interest	1,480,997	(1,624,464)	(4,040,279)	(3,079,559)	(10,342,742)

Provision for income taxes	-	-	-	-	-
Income (loss) before discontinued operations	1,480,997	(1,624,464)	(4,040,279)	(3,079,559)	(10,342,742)
(Loss) from discontinued operations (Note C)	(1,090,578)	-	(2,059,091)		(7,047,906)
Loss applicable to minority interest from discontinued operations (Note J)	598,161	-	1,137,236	-	3,697,305

Income (loss) available to common stockholders	$988,580	$(1,624,464)	$(4,962,134)	(3,079,559)	$(13,693,343)

Other comprehensive gain (loss) on foreign currency translations	(1,586)	(24,079)	13,051	(24,979)	(172,363)

Comprehensive net income (loss)	$986,994	$(1,648,543)	$(4,949,083)	$(3,104,538)	$(13,865,706)

Income (loss) per common share - basic	$0.04	$(0.07)	$(0.19)	$(0.13)	$(0.58)
Income (loss) per common share - dilutive	$0.03	$(0.07)	$(0.19)	$(0.13)	$(0.58)
Continuing operations - basic	$0.05	$(0.07)	$(0.15)	$(0.13)	$(0.44)
Continuing operations - dilutive	$0.05	$(0.07)	$(0.15)	$(0.13)	$(0.44)
Discontinued operations- basic and dilutive	$(0.04)	$-	$(0.08)	$-	$(0.30)

Weighted average shares outstanding- basic	27,047,866	23,467,097	26,664,611	23,437,263	23,437,263
Weighted average shares outstanding- dilutive	31,788,777	23,467,097	26,664,611	23,437,263	23,437,263

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,512)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement					(2,245,100)						(2,245,100)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.	-	-	-	-	6,890,785	-	-	-	-	-	6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-		$26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954
Reverse of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Common stock subscribed in March 2006 at $1.50 per share	-	-	-	-	-	-	1,800,000	-	-	-	1,800,000
Employee stock option expense	-	-	-	-	1,441,367	-	-	-	-	-	1,441,367
Foreign currency translation adjustment	-	-	-	-	-	-		14,637	-	-	14,637
Net loss	-	-	-	-	-	-	-	-	(5,950,714)	-	(5,950,714)
Balance at March 31, 2006	-	$-	26,277,097	$26,277	$25,788,178	$-	$1,800,000	$(170,777)	$(14,681,923)	$(12,337,512)	$424,243
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	(1,800,000)	-	-	-	-
Shares returned and cancelled related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in exchange for convertible notes in subsidiary	-	-	160,000	143	178.475	-	-	-	-	-	178,618
Employee stock option expense					1,071,755						1,071,755
Foreign currency translation adjustment								13,051			13,051
Net income									988,580		988,580
Balance at June 30, 2006	-	$-	27,187,097	$27,170	$28,837,658	$-	$-	$(157,726)	$(13,693,343)	$(12,337,512)	$2,676,247

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF
DEVELOPMENT STAGE) THROUGH JUNE 30, 2006
(UNAUDITED)

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through June 30, 2006

Cash flows from operating activities	(1,249,318)	(1,769,440)	(2,932,889)

Cash flows from investing activities	(1,895,839)	(4,911)	(5,793,496)

Cash flows from financing activities	1,800,000	1,735,000	15,493,173

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	(414,487)	-	(414,487)

Net increase (decrease) in cash and cash equivalents	(930,670)	(39,351)	7,181,275

Cash and cash equivalents at beginning of period
Continuing operations	859,934	159,935	-
Discontinued operations	7,252,011	-	-
Total	8,111,945	159,935	-

Cash and cash equivalents at end of period
Continuing operations	1,554,870	120,584	1,554,870
Discontinued operations (included in Discontinued Operations, current assets)	5,626,405	-	5,626,405
Total	$7,181,275	$120,584	$7,181,275

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006
(UNAUDITED)
			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through June 30, 2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	291,188	1,022,492

Amortization of discount attributable to warrants	-	198,489	629,192

Stock options granted to employees (Note G)	2,513,122	-	2,715,538
Amortization of deferred compensation costs		1,497,488	3,039,038
Loss/(Gain) on revaluation of warrant liability (Note D)	650,040	-	579,140
Common stock issued in exchange for convertible notes payable (Note F)	-	1,710,000	1,710,000

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Bible Resources Inc., and Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), collectively the “Company”.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company became a development stage enterprise at that time, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through June 30, 2006, the Company has accumulated losses of $13,693,343.

Signet Energy, Inc. (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005 (Note J). On November 15, 2005, the Company distributed 5,100,000 shares of Signet common stock to founders of Signet, and 7,550,000 shares of Signet common stock to Deep Well Oil and Gas, Inc and Northern Alberta Oil, Ltd., in exchange for leases of oil and gas properties. Signet became a minority owned subsidiary. The Company retained 77.2% of voting control of Signet at June 30, 2006 pursuant to a voting trust agreement (Note I).

In July 2006, Signet increased it’s outstanding shares following the completion of a C$ 18.7 million financing. As of July 6, 2006, Signet and various other investors owned 52.60% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and that Surge will be required to deconsolidate Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Surge is currently evaluating the impact of both its change in influence on Signet’s operations and the future timing and availability of financial information from this entity to determine whether this investment will be carried as a cost or equity investment going forward (Note C).

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six month period ending June 30, 2006 was $2,513,122, net of tax effect.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss - as reported	$(1,624,464)	$(3,079,559)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	$(1,624,464)	$(3,079,559)
Net loss attributable to common stockholders - Pro forma	$(1,624,464)	$(3,079,559)
Basic (and assuming dilution) loss per share - as reported	$(0.07)	$(0.13)
Basic (and assuming dilution) loss per share - Pro forma	$(0.07)	$(0.13)

Disclosure for the period ended June 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operating of $4,040,279 and $3,079,559 for the six months ended June 30, 2006 and 2005, respectively. Loss from continuing operations included $2,513,122 and $1,497,488 of non-cash compensation to employees and directors in connection with stock options granted and vested for the six months ended June 30, 2006 and 2005, respectively (Note H). The Company's continuing operations current assets, on a consolidated basis, exceeded its continuing operations current liabilities by $1,162,608 as of June 30, 2006.

NOTE B - OIL AND GAS PROPERTIES

The Company follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. As of June 30, 2006, all oil and gas properties are unproven. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. The Company anticipates its unevaluated property costs to remain as unevaluated for no longer than two years.

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

Deep Well Oil & Gas

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. (hereafter" Deep Well") and Northern Alberta Oil Ltd. (hereafter "NAOL"). The Farmout Agreement provided that the Company was initially obligated to drill two Test Wells on the Sawn Lake property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At that time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two Test Wells were producing. The subsidiary was renamed Signet Energy, Inc. (hereafter "Signet") in November 2005 in conjunction with the subsidiary's financing activity. The Company paid a total of $2,000,000 in 2005 to Deep Well and NAOL for the Sawn Lake lease rights lease rights and in addition issued 7,550,000 shares of Signet common stock in place of the one third Company shares to perfect the rights under the Farmout Agreement and to settle all claims with Deep Well and NAOL (Note J). The Signet shares issued were valued at $6,314,820 for financial statement purposes pursuant to SAB No. 51.

Drilling on the initial Test Well commenced on September 25, 2005 and completion operations continued in the first quarter of March 2006. Named the Sawn Lake #1 well, drilling and completion costs of $3,251,890 were incurred and capitalized through June 30, 2006. As of June 30, 2006, other costs the Company capitalized in connection with this property amounted to $8,897,151, including the costs attributable to 7,550,000 shares of Signet common stock issued to Deep Well (Note J). The capitalized costs will be amortized using a unit-of-production method once the wells are proven productive and future revenues can be determined.

NOTE C - DISCONTINUED OPERATIONS

At December 31, 2005 and June 30, 2006, Surge owned approximately 44.77% of Signet’s ordinary shares. At June 30, 2006, Deep Well Oil & Gas (“Deep Well”) owned 29.26% of the ordinary shares of Signet. David Perez, CEO and Chairman of Surge as well as a board member of Signet owned 3.29% of the Signet’s common stock. Surge’s direct equity interest of 44.77% combined with Deep Well’s 29.26% and Mr. Perez’s 3.29% equity interest in Signet provide Surge a 77.32% interest and the legal power to control the operating policies and procedures of Signet as of June 30, 2006, which required Surge to consolidate the operations of Signet as of such date.

In July 2006, Signet increased it’s outstanding shares following the completion of a C$ 18.7 million financing. As of July 6, 2006, Signet and various other investors owned 52.60% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and that Surge will be required to deconsolidate Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Surge is currently evaluating the impact of both its change in influence on Signet’s operations and the future timing and availability of financial information from this entity to determine whether this investment will be carried as a cost or equity investment going forward.

Considering the less than 50% interest in Signet as of July 6, 2006 and to provide more meaningful financial statements, management decided to classify Signet results as a discontinued operation. As an independent company Signet continues to conduct its oil and gas exploration operations. The following summarizes the assets and liabilities of discontinued operations as of June 30, 2006:

The following summarizes the assets and liabilities of discontinued operations as of June 30, 2006:

June 30, 2006
Assets:
Cash	$5,626,405
Accounts Receivable	134,334
Prepaid expenses	25,973
Total current assets	5,786,712

Property Plant & Equip, net	64,523
Unproven Oil and Gas Properties	12,149,039
Deposits	9,913
Deferred Financing, net	1,010,084
Total non-current assets	13,233,559

Total Assets	$19,020,271

Liabilities:
Accounts Payable	$396,494
Total current liabilities	396,494

Convertible notes payable (Note E)	8,491,237
Asset retirement obligation	53,824
Total non-current liabilities	8,545,061

Total Liabilities	$8,941,555

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the periods ended June 30, 2006 and 2005 were:

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	$-	-	$-	-
Expenses	1,090,578	-	2,059,091	-

Net loss	$(1,090,578)	-	$(2,059,091)	-

Depreciation and amortization expense included in expenses of discontinued operations amounted to $302,115 and $374,587 for the three month and six months periods ended June 30, 2006, respectively.

NOTE D - WARRANT LIABILITY

In November 2005, the Company completed a private placement which resulted in gross proceeds of $800,000 (Note G). In connection with this private placement the Company sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and an exercise price ranging from equal to $1.00 to $1.45. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The registration rights provide for the Company to file with the Securities and Exchange Commission a registration statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on December 30, 2005 and an amended registration statement was filed on May 5, 2006. The Company was required to have received an effective registration no later than May 15, 2006 closing date. If the registration was not effective by that time, the Company would be obligated to reduce the exercise price of 1,200,000 warrants for two investors by $0.005 each day, however, the floor of the exercise price is set at $0.50.

The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3 years to 5 years, a risk free interest rate of 4.42% to 4.54%, an expected dividend yield of 0%, a volatility of 205% and a deemed fair value of common stock of $1.22 to $1.55 which was the closing price of the Company’s common stock on November 14 and November 30, 2005, respectively.

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

At June 30, 2006, the Company revalued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield was left unchanged but the Company did apply a risk free interest rate of 5.13%, a volatility of 143% and a deemed fair value of common stock of $2.11, which was the weighted average closing price based on trading volume of the Company’s common stock during the month of June 30, 2006. The increase of $650,040 in the fair value of the warrants at June 30, 2006 from the previous valuation at December 31, 2005 has been recorded as a loss on revaluation of warrant liability for the six months ended June 30, 2006.

NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE

In November and December 2005, the Company’s subsidiary, Signet Energy, Inc., issued convertible promissory notes in exchange for aggregate gross proceeds of Canadian dollar C$12,250,000. At June 30, 2006, convertible notes payable are as follows:

	June 30, 2006
	US$	C$
Note payable (“November Promissory Notes”) in the amount of Canadian dollar C$8,550,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder into either common stock of Signet at C$1.00, or exchangeable to the Company’s (Surge U.S.) common stock at $1.00 per share, with a fixed exchange rate of C$1.25 equal to $1.00; maturity date is November 15, 2007.	$7,457,302	$8,350,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $706,061 at June 30, 2006	(1,584,715)	(1,774,418)
	5,872,587	6,575,582
Note payable (“December Promissory Notes”) in the amount of Canadian dollar C$3,700,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder to common stock of Signet at C$1.00; maturity date is November 15, 2007.	$3,304,433	$3,700,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $305,547 at June 30, 2006	(685,783)	(767,877)
	2,618,650	2,932,123

Total	$8,491,237	$9,507,705
Less: Current Portion	-	-
Convertible Note Payable - long -term (*)	$8,491,237	$9,507,705

(*) As of June 30, 2006, the above convertible promissory note payable is included in non-current liablities of discontinued operations (Note C).

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

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$2,565,000, or $2,197,943, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the six months ended June 30, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $275,138.

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

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$1,110,000, or $951,157, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the six months ended June 30, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $119,065.

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

The Company has no preferred stock issued and outstanding at June 30, 2006 and December 31, 2005.

Common Stock

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of June 30, 2006, the Company has 27,187,097 shares of common stock issued and outstanding.

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

In November 2005, the Company issued an aggregate of 800,000 shares of common stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that are subject to registration rights and penalties if the registration is not effective by May 15, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note D).

In March 2006, the Company received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of common stock subscribed. In connection with this private placement, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to registration rights and penalties if the registration is not effective by May 15, 2006. The common shares subscribed were issued in April 2006.

In June 2006, the Company issued 160,000 shares in exchange for C$200,000 in convertible debt related to the Signet subsidiary and charged the Signet investment for US$ 178,618.

In June 2006, 450,000 shares were returned for services not completed related to the acquisition of Phillips & King International Inc. during August 2000.

NOTE G - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable. Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November financing. The Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006. The following table summarizes the changes, warrants outstanding and the related prices for the shares of the Company’s common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.93	1,000,000	2.38	$0.93	1,000,000	$0.93
1.45	600,000	3.06	1.45	600,000	1.45
1.60	1,005,000	3.48	1.60	1,005,000	1.60
2.00	1,200,000	4.72	2.00	1,200,000	2.00
	3,805,000	3.52	$1.53	3,805,000	$1.53

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	700,000	$1.79
Granted	-	-
Exercised	-	-
Canceled or expired	(700,000)	1.79
Outstanding at December 31, 2004	-	$-
Granted	2,605,000	1.34
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.34
Granted	1,200,000	2.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	3,805,000	$1.53

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

In connection with a private placement in October and November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note D).

In connection with a private placement in March 2006, the Company issued to the investors an aggregate of 1,200,000 warrants.

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2006.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	1,100,000	0.75	$0.25	1,100,000	$0.25
0.65	4,594,444	7.98	0.65	3,894,444	0.65
1.00	387,530	9.22	1.00	387,530	1.00
1.11	400,000	10.00	1.11	11,111	1.11
1.35	19,279	8.43	1.35	19,279	1.35
1.50	178,727	9.71	1.50	178,727	1.50
1.55	1,200,000	9.72	1.55	144,444	1.55
3.50	80,000	2.44	3.50	80,000	3.50
	7,959,980	7.38	$0.82	5,815,535	$0.69

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,940,000	$0.41
Granted	5,526,406	0.65
Exercised	-	-
Canceled or expired	(600,000)	0.30
Outstanding at December 31, 2004	6,866,406	$0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64
Granted	1,771,600	1.45
Exercised	-	-
Canceled or expired	(627,778)	0.65
Outstanding at June 30, 2006	7,959,980	$0.82

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. Employee terminations resulted in the cancellation of 277,778 options during the year ended December 31, 2005, and 627,778 options in the six months ended June 30, 2006 leaving a net 4,594,444 options. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has accounted for the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in the year ended December 31, 2004. The deferred compensation costs are amortized over the vesting period of the options. During the three months and six months ended June 30, 2005, total stock based compensation expense charged to operation in connection with the intrinsic value of stock options totaled $784,744 and $1,497,488, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Unamortized deferred compensation of $3,981,947 resulted from the intrinsic value of the stock options at grant date was reversed and the employee stock options granted prior to, but not vested as of January 1, 2006, were valued based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. During the three months and six months ended June 30, 2006, total stock-based compensation expense charged to operations in connection with new grant and vested employee stock options was $1,071,755 and $2,513,122, respectively.

The estimated value of the employee stock options granted during the six month period ended June 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 to 10 years, a risk free interest rate of 4.49% to 5.13%, a dividend yield of 0% and volatility of 142.9% to 190.3%.

On July 18, 2006, our former CFO, E. Jamie Schloss exercised his option to acquire 400,000 shares at an exercise price of $0.25 per share.

NOTE H- RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by a former Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights that the Company had pursuant to these leases expired in the third quarter of 2005. During the six months ended June 30, 2006, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company has wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005. In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The Company’s board of directors elected not to exercise this option.

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005, our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. Dynamo has advised the Company that it believes that the expression of intent is valid and may pursue legal remedies.  As of June 30, 2006, no claim or litigation has been filed by Dynamo. Corporate counsel reviewed the claim and documents and believe the claim has no merit.

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has no assets, liabilities contractual obligations or operating history through the six months ended June 30, 2006.

NOTE I - MINORITY INTEREST

Signet Energy, Inc., (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005. The Company owns 11,350,000 shares of Signet’s common stock, originally valued at $718,931, which represents the investment by the Company. On November 15, 2005, Signet issued 5,100,000 shares of its common stock, valued at $4,625,640, to its founders in exchange for compensation, and 7,550,000 shares of common stock, valued at $6,314,820, to Deep Well in exchange for leases in oil and gas property. At the same time, the Company entered into a voting trust agreement with Northern Alberta Oil Ltd and Deep Well Oil & Gas (Alberta), Ltd. (“Deep Well”) to establish certain rights and obligations relating to the election of directors of Signet and the management and control of certain business affairs of Signet. Pursuant to the agreement, Deep Well granted the Company the right to exercise the voting rights attached to the 7,550,000 common shares of Signet, including without limitation, the right to vote and sign any resolution with respect to any matter that properly comes before the shareholders of Signet. Such rights will terminate on February 25, 2007, unless earlier terminated by unanimous consent of the parties. These transactions resulted in a minority interest of approximately 53%. At December 31, 2005, the Company owns 44% of Signet outstanding common shares, while retained 74% of voting control. The minority interest increased to 56%. During the six months ended June 30, 2006, Signet issued 200,000 shares in exchange for convertible notes.

NOTE J - SUBSEQUENT EVENTS

On July 7, 2006 Signet completed a second round of equity financing for gross proceeds of $18.7 Cdn. million. The private placement was co-lead by RBC Capital Markets ("RBC") and MGI Securities Inc. The use of proceeds includes the continuation of the drilling program, resource delineation, and production testing, at the Sawn Lake Oil Sands Development in Alberta, Canada, as well as land acquisition and for general corporate purposes. As a result of Signet’s sale of stock, Surge will no longer control over 50 percent of the voting stock of Signet. Surge’s new voting control is now 47.4 percent until February 2007 (fully diluted voting control of 36.2 percent assumes exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Surge currently owns a 27.4 percent equity interest in Signet (fully diluted equity interest is 21.0 percent). Due to the less than 50% control of Signet, the Company presents Signet results as a discontinued operation effective June 30, 2006.

On August 18, 2006 we formed the following standing committees of the Board: Audit, Compensation and Nominating and Governance. Our Board has adopted written charters for each of the standing committees, all of which are available on our corporate web site at www.surgeglobalenergy.com. Following the Annual Meeting our Board met and elected directors to each of the committees in accordance with each committee’s charter. Currently, the committees are comprised as follows:

Audit Committee. The current members of the Audit Committee are Stephen Sharpe, Daniel Schreiber, and Kenneth Druck. Mr. Sharpe and Mr. Druck are "independent" as defined in Rule 10A-3(b)(1), Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the applicable Nasdaq definitions. Mr. Sharpe is the Chairman of the Audit Committee and is our "audit committee financial expert," as defined in Item 401(h) of Regulation S-K of the Exchange Act. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. In 2005, we did not have a separate Audit Committee and therefore, our full Board of Directors functioned as the Audit Committee As disclosed above, the full board held thirteen (13) meetings during 2005. Our Board of Directors has adopted a written Audit Committee Charter.

Compensation Committee. The current members of the Compensation Committee are Kenneth Druck, Chet Idziszek and Daniel Schreiber. Mr. Druck is "independent" as defined in Rule 4200(a)(15) of the Nasdaq listing standards. The Compensation Committee’s functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board of Directors regarding compensation matters and determining compensation for the Chief Executive Officer. In addition, the Compensation Committee administers the Company’s stock plans and, within the terms of the respective stock plan, determines the terms and conditions of issuances thereunder. The Compensation Committee was created by the Board of Directors in 2006, and therefore there were no meetings of the Compensation Committee held during 2005. Our Board of Directors has adopted a written Compensation Committee Charter.

Nominating and Governance Committee. The current members of the Nominating and Governance Committee are Kenneth Druck, Chet Idziszek and Daniel Schreiber. Mr. Druck is "independent" as defined in as defined in Rule 4200(a)(15) of the Nasdaq listing standards. The Nominating and Governance Committee’s functions include assisting the Board of Directors in identifying qualified individuals to become members of the Board of Directors, determining the composition and compensation of the Board of Directors and its committees, recommending to the Board of Directors the director nominees for the annual meeting of stockholders, establishing and monitoring a process of assessing the Board of Director’s effectiveness, and developing and recommending to the Board of Directors and implementing a set of corporate governance principals and procedures applicable to the Company. The Nominating and Governance Committee was created by the Board of Directors in 2006, and therefore there were no meetings of the Nominating and  Governance Committee held during 2005. Our Board of Directors has adopted a written Nominating and Governance Committee Charter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB, including exhibits thereto contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

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

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

As used in this quarterly report on Form 10-QSB, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), unless the context otherwise requires.

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ending June 30, 2006 and the comparable period ending June 30, 2005, should be read in conjunction with the unaudited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from their inception, February 2005, until June 30, 2006 on a consolidated basis.

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

Surge Global Energy, Inc. is a Delaware corporation dually traded on the OTC Bulletin Board and the Pink Sheets under the symbol SRGG. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com.

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

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has no assets, liabilities, contractual obligations or operating history through the six months ended June 30, 2006.

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

On September 2005, Surge was issued a permit by the Alberta Energy Utilities Board (AEUB) for a test well and on September 25, 2005 the Company drilled its first well, the 1-36 well, at Sawn Lake, Alberta Canada which perfected our interest in the Farmout agreement with Deep Well and Northern Alberta. In October 2005, the AEUB granted Signet an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of a horizontal production well at Sawn Lake. Signet announced that it had successfully tested the reservoir for positive cold pumping production of crude oil from the 1-36 well. Operations include a three well drilling program that Signet commenced on August 15, 2006.  The 1-36 well was the first of a ten well delineation drilling program at the Sawn Lake property pursuant to which Signet will earn-in up to 69.5 contiguous sections covering 44,480 acres under the farmout agreement with Deep Well and Northern Alberta. To date Signet has earned 6.0 sections, by drilling and completing the first well on a total of 3,450 acres. On November 15, 2005 we entered into a farmout amending agreement whereby Signet is required to drill the second (option well) by September 25, 2007 and 8 additional wells prior to February 25, 2008, in order to prefect its interests in the entire 69.5 sections.

On July 17, 2006, Signet announced the Government of Alberta had issued the required licenses to drill the next three vertical and horizontal wells in the Bluesky Formation of the Sawn Lake area. Signet is anticipating the completion to drill and test these next three wells by year ended 2006.

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

Recent Developments

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has no assets, liabilities, contractual obligations or operating history through the six months ended June 30, 2005.

On May 30, 2006, our SB-2 registration was declared effective to sell 13,355,000 shares of unrestricted stock.

On June 28, 2006, the Company terminated Jamie Schloss and appointed William Greene as Chief Financial Officer on June 30, 2006. From August 2004 until becoming our Chief Financial Officer, Mr. Greene provided SEC compliance, stock registration and equity financing services for various publicly held companies including Surge Global Energy, Inc.  From February 2004 through August 2004, he served as a Vice President of Entech Environmental, where his primary duties were investor relations, SEC compliance and equity financing support.  Prior to joining Entech Environmental, he was self employed as a consultant regarding accounting and financial reporting matters.  From November 1999 through November 2001, Mr. Greene was an associate at Resources Connection, where his team leader responsibilities were financial reporting, accounting and financial modeling.  Commencing his career as a staff auditor with Arthur Andersen & Company in 1980, Mr. Greene then served as Controller for a variety of high tech manufacturing and marketing companies. Mr. Greene obtained his Bachelor of Science degree in Business Administration, with a concentration in accounting, from California State University, Dominguez Hills.

We entered into a one-year employment agreement with Mr. Greene to serve as our Chief Financial Officer, effective as of April 30, 2006. He will receive an annual salary of $180,000, plus medical benefits. He will earn 400,000 options with a ten year term at an exercise price of $1.11 per share, vesting monthly on a pro rata basis over a three-year period, and otherwise subject to our employee stock option plan. If Mr. Greene is terminated without cause or as a result of a change in control, then all outstanding options become vested immediately.

On July 7, 2006, Signet Energy, Inc. (“Signet”) completed the sale of 16,293,000 shares of common stock of their company for a total purchase price of C$18,736,950. The shares were sold by Signet to an undisclosed number of individual investors in the United States and Canada pursuant to separate subscription agreements with Signet and the private placement was co-lead by RBC Capital Markets ("RBC") and MGI Securities Inc. The use of proceeds includes the continuation of the drilling program, resource delineation, and production testing, at the Sawn Lake Oil Sands Development in Alberta, Canada, as well as land acquisition and for general corporate purposes.  The Company did not and will not receive any of the consideration paid to Signet. As a result of Signet’s sale of stock, Surge no longer controls over 50% of the voting stock of Signet, Surge’s new voting interest is now 47.4 percent until February 2007 (fully diluted voting interest of 36.2 percent assumes exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Surge currently owns a 27.4 percent equity interest in Signet (fully diluted equity interest is 21.0 percent). Due to the less than 50% voting interest of Signet, the Company presents Signet results as a discontinued operation effective June 30, 2006.

On July 17, 2006 Signet announced the Government of Alberta had issued the required licenses to drill the next three vertical and horizontal wells in the Bluesky Formation of the Sawn Lake area. Signet is anticipating the completion to drill and test these next three wells by year ended 2006.

On August 1, 2006, David Perez, Chet Idziszek and Daniel Schreiber were re-elected to its Board of Directors as a result of the Annual Meeting held on July 27, 2006. In addition, two newly elected directors, Kenneth Druck, Ph.D. and Stephen Sharpe were added to its Board of Directors. Russell Bedford Stefanou Mirchandani LLP were appointed as independent accountants for the Company for the fiscal year ending December 31, 2006.

On August 15, 2006, Signet commenced the drilling on the second well.  This is the first of three additional wells that Signet will drill over the next 90 days in the Bluesky Formation of the Sawn Lake area.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note A to the Consolidated Financial Statements.

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

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized. At June 30, 2006 we had $12,149,000 allocated to unevaluated oil and natural gas properties compared with $25,000 in 2005.

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

Results of Operations

For The Three Month Periods Ending June 30, 2006 And June 30, 2005:

In July 2006, the Company’s interest in Signet’s operations declined to less than 50% (see Note C). As a result, the Company presents its Signet results as discontinued operations. Our remaining continuing operations now consist of expenses related solely to our corporate administrative activities.

The Company had no revenues in the three months June 30, 2006 or 2005 other than gain on warrant revaluation during the three months ended June 30, 2006 and interest income. Total operating expenses for the three months ended June 30, 2006 compared to 2005 increased by $374,000 to $1.553 million from $1.179 million in the prior period. Included within the $374,000 increase is $287,000 in higher employee option expense, $86,000 in increased payroll and related and $1,000 in increased depreciation expense.

In the three months ended June 30, 2006, non-cash income of $3.016 million was recorded to reflect the costs of the reevaluation of warrants issued in November, 2005 and March, 2006 due to EITF 0019 and FASB 133 rules which require valuation updates at each quarterly reporting period based on the value of the warrants computed using the Black Scholes method.

Interest income, net of interest expense for the three months ended June 30, 2006 increased by $463,000 to $18,000 from ($445,000) in expense 2005. The 2005 interest expense of $445,000 was due primarily to the March 2005 Convertible Note financing in the amount of $1,710,000. That debt was converted to common stock in August 2005.

Discontinued operation expenses related to Signet increased by $1.091 million for the three months ended in June 30, 2006 compared to zero in the prior period due to the less than 50% control (see Note B).

Foreign currency translation adjustment in 2006 was a loss on translation of $1,600 compared with a loss of $24,000 in 2005. Foreign subsidiary activity and related foreign currency translation results commenced in February 2005 when Signet Energy, Inc. (formerly Surge Global energy (Canada) Ltd. began operations.

Income available to common stockholders increased by $2.613 million from a loss of ($1.624) million in 2005 to income of $989,000 in 2006 as a result of all the factors described above. The $989,000 income for the three months ended June 30, 2006 was after an offset of $598,000 in Signet’s share of the loss (loss applicable to minority interest).

For The Six Month Periods Ending June 30, 2006 And June 30, 2005:

The Company had no revenues in the six months June 30, 2006 or 2005 other than gain on warrant revaluation during the three months ended June 30, 2006 and interest income. Total operating expenses for the six months ended June 30, 2006 compared to 2005 increased by $854,000 to $3,415,000 from $2,561,000 in the prior period.

Included within the $854,000 increase is ($163,000) in net lower selling, general and administrative costs offset by $1.016 million in higher employee option costs and $1,000 in increased depreciation expense.

In 2006, a non-cash expense of $650,000 was recorded to reflect the costs of the reevaluation of warrants issued in November, 2005 and March, 2006 due to EITF 0019 and FASB 133 rules which require valuation updates at each quarterly reporting period based on the value of the warrants computed using the Black Scholes method.

Interest income, net of interest expense for the six months ended June 30, 2006 increased by $543,000 to $25,000 from ($518,000) in expense in 2005. The 2005 interest expense of $518,000 was due primarily to the March 2005 Convertible Note financing in the amount of $1,710,000. That debt was converted to common stock in August 2005.

Discontinued operation expenses related to to Signet increased by $2.059 million for the six months ended in June 30, 2006 compared to zero in the prior period due to the less than 50% control (see Note C).

Foreign currency translation adjustment in 2006 was a gain on translation of $13,000 compared with a loss of ($25,000) in 2005. Foreign subsidiary activity and related foreign currency translation results commenced in February 2005 when Signet Energy, Inc. (formerly Surge Global energy (Canada) Ltd. began operations.

Loss available to common stockholders increased by $1.882 million from a loss of $3.080 million in 2005 to $4.962 million in 2006 as a result of all the factors described above. The $4.962 million first six month loss was after an offset of $1.137 million in Signet’s share of the loss (loss applicable to minority interest).

Liquidity and Capital Resources

Current Position

As of June 30, 2006, we had a surplus in working capital of $1.163 million for continuing operations. For the six months ended June 30 2006 we had a net cash flow deficit from operating activities of $1.249 million.

For the six months ended June 30, 2006, the Company had $1.895 million in cash flow used in investing activities from continuing operations primarily from oil and gas development costs.

For the six months ended June 30, 2006, cash flow from financing activities was $1.8 million in common stock proceeds.

In the six months ended June 30, 2005, we had a loss from continuing operations of $3.080 million and a working capital deficiency of $1.339 million.

 We believe that we will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through the next twelve months. However, if during that period or thereafter, the Company is not successful in generating sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.

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

Number of Employees

From our inception through the period ended June 30, 2006, we have relied on the services of outside consultants for services and a limited number of full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of seven (7) full and part time employees during the next 12 months.

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

SURGE GLOBAL ENERGY, INC.

DATED: August 21, 2006	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: August 21, 2006	By:	/s/ WILLIAM GREENE
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)