Form 10QSB/A
period 2006-06-30
Surge Global Energy, Inc.
filed 2006-09-18
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

As of September 8, 2006, the Registrant had 27,587,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Amended and Restated Form 10-QSB for the quarter ended June 30, 2006 (which was filed on August 21, 2006) to correct certain information provided in the financial statements contained therein. We are restating the financial statements and corresponding financial information due to errors made in the accounting treatment and classification of discontinued operating assets and liabilities within the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Losses , Condensed Consolidated Statements of Deficiency in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. The errors all relate to the effects of foreign currency translation upon the discontinued operating assets, liabilities, other comprehensive income, foreign currency translation adjustment and related cash flow presentation.

The Amendment is also being filed to modify the disclosures (Part I, Note A, Note B, Note D and Note F). In addition, we have revised Item 3. Controls and Procedures to discuss the facts and circumstances surrounding the restatement and to disclose the effect of the restatement on the adequacy of our disclosure controls and procedures as of June 30, 2006.

There is no change in loss from continuing or discontinued operations or earnings per share related to this restatement. In addition, the cash and cash equivalent balances in the June 30, 2006 Balance Sheet and Cash Flow Statement remain unchanged. The Balance Sheet for continuing operations also remains unchanged.

All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.

PART 1 FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
JUNE 30, 2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,554,870
Current assets of discontinued operations (Note D)	5,786,525
Prepaid expense	39,241
Total current assets	7,380,636

Property and equipment, net	6,366

Non-current assets of discontinued operations (Note D)	12,650,468

Total Assets	$20,037,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$431,504
Current liabilities of discontinued operations (Note D)	396,443
Total current liabilities	827,947

Warrant liability (Note E)	2,824,240
Non-current liabilities of discontinued operations (Note D)	8,170,027
Total long-term liabilities	10,994,267

Minority interest (Note J)	5,214,381

Commitment and contingencies

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note G)	-
Series B - none issued and outstanding (Note G)	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 27,187,097 shares issued and outstanding (Note G)	27,170
Additional paid-in capital	28,837,658
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	152,142
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(13,678,583)
Total stockholders' equity	3,000,875

Total liabilities and stockholders' equity	$20,037,470

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)
					For the period from January 1, 2005 (date of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		inception of development stage) through
	2006 (Restated)	2005	2006 (Restated)	2005	June 30, 2006 (Restated)
Operating expenses:
Selling, general and administrative expenses	$480,322	$394,428	$899,909	$1,063,580	$2,509,059
Amortization of deferred compensation	-	-	-	-	3,039,038
Stock based compensation	1,071,755	784,744	2,513,122	1,497,488	2,513,122
Depreciation and amortization	879	322	1,758	322	4,182
Oil and Gas Property impairment	-	-	-	-	25,000
Total operating expenses	1,552,956	1,179,494	3,414,789	2,561,390	8,090,401

Loss from operations	(1,552,956)	(1,179,494)	(3,414,789)	(2,561,390)	(8,090,401)

Net gain (loss) on revaluation of warrant liability (Note E)	3,015,820	-	(650,040)	-	(579,140)
Interest income (expense), net	18,133	(444,970)	24,550	(518,169)	(1,673,201)

Income (loss) before income taxes, discontinued operations and minority interest	1,480,997	(1,624,464)	(4,040,279)	(3,079,559)	(10,342,742)

Provision for income taxes	-	-	-	-	-
Income (loss) before discontinued operations	1,480,997	(1,624,464)	(4,040,279)	(3,079,559)	(10,342,742)
(Loss) from discontinued operations (Note D)	(1,057,609)	-	(2,026,122)	-	(7,014,937)
Loss applicable to minority interest from discontinued operations (Note J)	579,952	-	1,119,027	-	3,679,096

Income (loss) available to common stockholders	$1,003,340	$(1,624,464)	$(4,947,374)	$(3,079,559)	$(13,678,583)

Other comprehensive gain (loss) on foreign currency translations	322,919	(24,079)	337,556	(24,979)	152,142

Comprehensive net income (loss)	$1,326,259	$(1,648,543)	$(4,609,818)	$(3,104,538)	$(13,526,441)

Income (loss) per common share - basic	$0.04	$(0.07)	$(0.19)	$(0.13)	$(0.58)
Income (loss) per common share - dilutive	$0.03	$(0.07)	$(0.19)	$(0.13)	$(0.58)
Continuing operations - basic	$0.05	$(0.07)	$(0.15)	$(0.13)	$(0.44)
Continuing operations - dilutive	$0.05	$(0.07)	$(0.15)	$(0.13)	$(0.44)
Discontinued operations- basic and dilutive	$(0.04)	$-	$(0.08)	$-	$(0.30)

Weighted average shares outstanding- basic	27,047,866	23,467,097	26,664,611	23,437,263	23,437,263
Weighted average shares outstanding- dilutive	31,788,777	23,467,097	26,664,611	23,437,263	23,437,263

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,512)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement					(2,245,100)						(2,245,100)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.	-	-	-	-	6,890,785	-	-	-	-	-	6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-		$26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954
Reverse of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Common stock subscribed in March 2006 at $1.50 per share	-	-	-	-	-	-	1,800,000	-	-	-	1,800,000
Employee stock option expense	-	-	-	-	1,441,367	-	-	-	-	-	1,441,367
Foreign currency translation adjustment	-	-	-	-	-	-		14,637	-	-	14,637
Net loss	-	-	-	-	-	-	-	-	(5,950,714)	-	(5,950,714)
Balance at March 31, 2006	-	$-	26,277,097	$26,277	$25,788,178	$-	$1,800,000	$(170,777)	$(14,681,923)	$(12,337,512)	$424,243
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	(1,800,000)	-	-	-	-
Shares returned and cancelled related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in exchange for convertible notes in subsidiary	-	-	160,000	143	178.475	-	-	-	-	-	178,618
Employee stock option expense					1,071,755						1,071,755
Foreign currency translation adjustment								322,919			322,919
Net income									1,003,340		1,003,340
Balance at June 30, 2006	-	$-	27,187,097	$27,170	$28,837,658	$-	$-	$152,142	$(13,678,583)	$(12,337,512)	$3,000,875

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF
DEVELOPMENT STAGE) THROUGH JUNE 30, 2006
(UNAUDITED)

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through June 30, 2006

Cash flows from operating activities	(1,615,686)	(1,769,440)	(3,374,414)

Cash flows from investing activities	(1,381,597)	(4,911)	(5,364,032)

Cash flows from financing activities	1,800,000	1,735,000	15,493,173

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	266,613	-	266,613

Net increase (decrease) in cash and cash equivalents	(930,670)	(39,351)	7,021,340

Cash and cash equivalents at beginning of period
Continuing operations	859,934	159,935	159,935
Discontinued operations	7,252,011	-	-
Total	8,111,945	159,935	159,935

Cash and cash equivalents at end of period
Continuing operations	1,554,870	120,584	1,554,870
Discontinued operations (included in Discontinued Operations, current assets)	5,626,405	-	5,626,405
Total	$7,181,275	$120,584	$7,181,275

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006
(UNAUDITED)
			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through June 30, 2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	291,188	1,022,492

Amortization of discount attributable to warrants	-	198,489	629,192

Stock options granted to employees (Note H)	2,513,122	-	2,715,538
Amortization of deferred compensation costs		1,497,488	3,039,038
Loss/(Gain) on revaluation of warrant liability (Note E)	650,040	-	579,140
Common stock issued in exchange for convertible notes payable (Note G)	-	1,710,000	1,710,000

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

Restatement

The accompanying financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 have been restated to correct errors made in the accounting treatment and classification of discontinued operating assets and liabilities within the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Losses , Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. The errors all relate to the effects of foreign currency translation upon the discontinued operating assets, liabilities, other comprehensive income and the related cash flow presentation. The changes in reported amounts are summarized as in Note B.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Bible Resources Inc., and Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), collectively the “Company”.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company became a development stage enterprise at that time, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through June 30, 2006, the Company has accumulated losses of $13,678,583.

Signet Energy, Inc. (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005 (Note J). On November 15, 2005, the Company distributed 5,100,000 shares of Signet common stock to founders of Signet, and 7,550,000 shares of Signet common stock to Deep Well Oil and Gas, Inc and Northern Alberta Oil, Ltd., in exchange for leases of oil and gas properties. Signet became a minority owned subsidiary. The Company retained 77.3% of voting control of Signet at June 30, 2006 pursuant to a voting trust agreement (Note J).

In July 2006, Signet increased it’s outstanding shares following the completion of a C$ 18.7 million financing. As of July 6, 2006, Signet and various other investors owned 52.60% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and that Surge will be required to deconsolidate Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Surge is currently evaluating the impact of both its change in influence on Signet’s operations and the future timing and availability of financial information from this entity to determine whether this investment will be carried as a cost or equity investment going forward (Note D).

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

NOTE B - RESTATEMENT

In connection with it’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006 10-QSB, Surge Global Energy, Inc., (the “Company”) and its independent registered public accountants identified several accounting errors and incorrect classifications within the Company’s Condensed Consolidated Balance Sheet at June 30, 2006 (the “Balance Sheet”), the Condensed Consolidated Statements of Losses (the “Income Statement”), the Condensed Consolidated Statements in Shareholders’ Equity (“Shareholders’ Equity”) and the Condensed Consolidated Statements of Cash Flows (the “Cash Flow Statement”), all for the period ended June 30, 2006.. On September 15, 2006, the Audit Committee of the Board of Directors of the Company determined, and such Committee reviewed this matter with Company management and determined that the June 30, 2006 Balance Sheet, Income Statement, Shareholders’ Equity and Cash Flow Statement filed with the Securities and Exchange Commission should be restated to properly reflect transactions that were incorrectly classified as discontinued assets, liabilities within the Balance Sheet and operating, investing and effect of exchange rate cash flows by the Company. These transactions all relate to the effects of foreign currency translation upon the discontinued operation assets, liabilities as well as related presentation within operating, investing and effect of exchange rate categories within the Cash Flow Statement.

There is no change in loss from continuing operations or earnings per share related to this restatement. In addition, there was no change to the cash and cash equivalent balances in the June 30, 2006 Balance Sheet and Cash Flow Statement remain unchanged. The Balance Sheet for continuing operations also remains unchanged.

Until the time that the amended Form 10-QSB is filed, the six months ended and since inception June 30, 2006 Balance Sheet and Cash Flow Statement should not be relied upon. The Company will file its amended June 30, 2006 Form 10-QSB on September 13, 2006, which amended filing will include the consolidated financial statements that may be relied upon.

The tables set forth below present an overview of the changes to the financial statements that will be reflected in the June 30, 2006 Form 10-QSB when the amended documents are filed with the Securities and Exchange Commission.

The net effect of the correction of this error was to reduce discontinued assets by $583,278, decrease discontinued current liabilities by $50, decrease non-current liabilities by $375,034, decrease Minority Interest by $532,822, and increase Shareholders’ Equity by $324,628.

The result of the June 30, 2006 Balance Sheet restatement is to reflect foreign currency impacts to discontinued operations and related minority interest as follows:

-	Decrease discontinued current assets by $187
-	Decrease discontinued non current assets by $583,091
-	Decrease total assets by $583,278 as a result of the factors described above
-	Decrease discontinued current liabilities by $50
-	Decrease discontinued non current liabilities by $375,034
-	Decrease Minority Interest by $532,822
-	Increase Other Comprehensive Loss - Foreign Translation Adjustment by $309,868
-	Increase Deficit from inception of development stage (related to discontinued operations) by $14,760
-	Increase Shareholders’ Equity by $324,628 as a result of the factors described above
-	Decrease Total Liabilities and Shareholders’ Equity by $583,278 as a result of the factors described above

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of June 30, 2006.

	(Unaudited) June 30, 2006
	(As Restated)	(As Reported)
ASSETS

Current Assets:
Continuing operations	$1,594,111	$1,594,111
Discontinued operations	5,786,525	5,786,712
Total Current Assets	7,380,636	7,380,823

Non current Assets:
Continuing operations	6,366	6,366
Discontinued operations	12,650,468	13,233,559

Total Assets	$20,037,470	$20,620,748

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Continuing operations	$431,504	$431,503
Discontinued operations	396,443	396,494
Total Current Liabilities	827,947	827,997

Non current liabilities:
Continuing operations	2,824,240	2,824,240
Discontinued operations	8,170,027	8,545,061
Total non current liabilities	10,994,267	11,369,301

Minority Interest	5,214,381	5,747,203

Shareholders’ Equity:
Common Stock	27,170	27,170
Additional Paid in Capital	28,837,658	28,837,658
Accumulated other comprehensive (loss): Foreign currency translation adjustment	152,142	(157,726)
Accumulated Deficit	(12,337,512)	(12,337,512)
Deficit from inception of development stage	(13,678,583)	(13,693,343)
Total Shareholder Equity	3,000,875	2,676,247

Total Liabilities and Shareholder Equity	$20,037,470	$20,620,748

The result of the June 30, 2006 Condensed Consolidated Statements of Losses restatement is to reflect additional foreign currency loss related to discontinued operations to Other Comprehensive Gain (Loss) on Foreign Currency Translations for each of the following periods:

All amounts listed below equally apply to the three months ended June 30, 2006, the six months ended June 30, 2006 as well for the period January 1, 2005 (date of inception) through June 30, 2006.

-	Reduce the Loss from Discontinued Operations by $32,969
-	Reduce the Loss Applicable to Minority Interest by $18,209
-	Increase income or reduce Income (Loss) Available to Common Stockholders by $14,760 as a result of the factors described above
-	Increase the Other Comprehensive Gain on Foreign Currency Translations by $324,505
-	Increase Comprehensive Net Income (Loss) by $339,265 as a result of the factors described above

There was no change to continuing operations or earnings per share.

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statements of Losses as of June 30, 2006.

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006		For the Period January 1, 2005 (Date of Inception) Through June 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Income (loss) before discontinued operations	$1,480,997	$1,480,997	$(4,040,279)	$(4,040,279)	$(10,342,742)	$(10,342,742)
(Loss) from discontinued operations	(1,057,609)	(1,090,578)	(2,026,122)	(2,059,091)	(7,014,937)	(7,047,906)
Loss applicable to minority interest from discontinued operations	579,952	598,161	1,119,027	1,137,236	3,679,096	3,697,305
Income/(loss) available to common stockholders	1,003,340	988,580	(4,947,374)	(4,962,134)	(13,678,583)	(13,693,343)
Other comprehensive gain (loss) on foreign currency translations	322,919	(1,586)	337,556	13,051	152,142	(172,363)
Comprehensive net income (loss)	1,326,259	986,994	(4,609,818)	(4,949,083)	(13,526,441)	(13,865,706)

Income (loss) per common share - basic	$0.04	$0.04	$(0.19)	$(0.19)	$(0.58)	$(0.58)
Income (loss) per common share - dilutive	$0.03	$0.03	$(0.19)	$(0.19)	$(0.58)	$(0.58)
Continuing operations - basic	$0.05	$0.05	$(0.15)	$(0.15)	$(0.44)	$(0.44)
Continuing operations - dilutive	$0.05	$0.05	$(0.15)	$(0.15)	$(0.44)	$(0.44)
Discontinued operations- basic and dilutive	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$(0.30)	$(0.30)

Weighted average shares outstanding- basic	27,047,866	27,047,866	26,664,611	26,664,611	23,437,263	23,437,263
Weighted average shares outstanding- dilutive	31,788,777	31,788,777	26,664,611	26,664,611	23,437,263	23,437,263

The result of the June 30, 2006 Condensed Consolidated Statements of Cash Flows restatement is to reflect foreign currency impacts to related to discontinued operations for both the six months ended and since inception periods as follows:

-	Increase cash used in operating activities by $366,368 for the six months ended June 30, 2006 and by $441,525 for the period January 1, 2005 (date of inception) through June 30, 2006
-	Decrease cash used in investing activities by $514,242 for the six months ended June 30, 2006 and by $429,464 for the period January 1, 2005 (date of inception) through June 30, 2006
-	Decrease in effect of exchange rates on cash and cash equivalents by $147,874 for both the six months ended June 30, 2006 and the period January 1, 2005 (date of inception) through June 30, 2006

There was no change to increase (decrease) in cash and cash equivalents or ending cash balances.

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statements of Cash Flows as of June 30, 2006.

	For the Six Months Ended June 30, 2006		For the Period January 1, 2005 (Date of Inception) Through June 30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Cash Flows from operating activities:	$(1,615,686)	$(1,249,318)	$(3,374,414)	$(2,932,889)

Cash flows from investing activities:	(1,381,597)	(1,895,839)	(5,364,032)	(5,793,496)

Cash flows from financing activities:	1,800,000	1,800,000	15,493,173	15,493,173

Effect of exchange rates on cash and cash equivalents	266,613	414,487	266,613	414,487

Increase (decrease) in cash and cash equivalents	(930,670)	(930,670)	7,021,340	7,181,275

Cash and cash equivalents, beginning of period
Continuing operations	859,934	859,934	159,935	-
Discontinued operations	7,252,011	7,252,011	-	-
	8,111,945	8,111,945	159,935	-

Cash and cash equivalents, end of period
Continuing operations	1,554,870	1,554,870	1,554,870	1,554,870
Discontinued operations	5,626,405	5,626,405	5,626,405	5,626,405
	$7,181,275	$7,181,275	$7,181,275	$7,181,275

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

Drilling on the initial Test Well commenced on September 25, 2005 and completion operations continued in the first quarter of March 2006. Named the Sawn Lake #1 well, drilling and completion costs of $4,066,053 were incurred and capitalized through June 30, 2006. As of June 30, 2006, other costs the Company capitalized in connection with this property amounted to $7,569,429, including the costs attributable to 7,550,000 shares of Signet common stock issued to Deep Well (Note J). The capitalized costs will be amortized using a unit-of-production method once the wells are proven productive and future revenues can be determined.

NOTE D - DISCONTINUED OPERATIONS

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

Considering the less than 50% interest in Signet as of July 6, 2006 and to provide more meaningful financial statements, management decided to classify Signet results as a discontinued operation. As an independent company Signet continues to conduct its oil and gas exploration operations. The following summarizes the assets and liabilities of discontinued operations as of June 30, 2006:

The following summarizes the assets and liabilities of discontinued operations as of June 30, 2006:

June 30, 2006
Assets:
Cash	$5,626,405
Accounts Receivable	134,334
Prepaid expenses	25,786
Total current assets	5,786,525

Property Plant & Equip, net	63,875
Unproven Oil and Gas Properties	11,635,482
Deposits	9,913
Deferred Financing, net	941,198
Total non-current assets	12,650,468

Total Assets	$18,436,993

Liabilities:
Accounts Payable	$396,494
Total current liabilities	396,494

Convertible notes payable (Note F)	8,118,754
Asset retirement obligation	51,273
Total non-current liabilities	8,170,027

Total Liabilities	$8,566,521

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the periods ended June 30, 2006 and 2005 were:

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	$-	-	$-	-
Expenses	1,057,609	-	2,026,122	-

Net loss	$(1,057,609)	-	$(2,026,122)	-

Depreciation and amortization expense included in expenses of discontinued operations amounted to $302,115 and $374,587 for the three month and six months periods ended June 30, 2006, respectively.

NOTE E - WARRANT LIABILITY

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

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

In November and December 2005, the Company’s subsidiary, Signet Energy, Inc., issued convertible promissory notes in exchange for aggregate gross proceeds of Canadian dollar C$12,250,000. During the quarter ended June 30, 2006, C$200,000 of promissory notes were converted to stock reducing total notes payable to C$12,050,000. At June 30, 2006, convertible notes payable are as follows:

	June 30, 2006
	US$	C$
Note payable (“November Promissory Notes”) in the amount of Canadian dollar C$8,350,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder into either common stock of Signet at C$1.00, or exchangeable to the Company’s (Surge U.S.) common stock at $1.00 per share, with a fixed exchange rate of C$1.25 equal to $1.00; maturity date is November 15, 2007.	$7,095,465	$8,350,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $672,604 at June 30, 2006	(1,482,853)	(1,774,418)
	5,612,610	6,575,582
Note payable (“December Promissory Notes”) in the amount of Canadian dollar C$3,700,000, secured by all of Signet’s present and after-acquired property, interest rate at 7% per annum, payable in cash quarterly; convertible at the option of the noteholder to common stock of Signet at C$1.00; maturity date is November 15, 2007.	$3,147,849	$3,700,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $291,068 at June 30, 2006	(641,705)	(767,877)
	2,506,144	2,932,123

Total	$8,118,754	$9,507,705
Less: Current Portion	-	-
Convertible Note Payable - long -term (*)	$8,118,754	$9,507,705

(*) As of June 30, 2006, the above convertible promissory note payable is included in non-current liabilities of discontinued operations (Note D).

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

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$2,565,000, or $2,182,225, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the six months ended June 30, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $557,562.

Upon the closing of the transaction, Signet paid to its placement agent a fee in cash equal to 8% of the gross proceeds received by Signet from the sale of the convertible debentures which totaled C$684,000. Pursuant to the agency agreement, upon the closing of the transaction, Signet also issued a warrant to the placement agent to purchase Signet common shares equal to 8% of the principal amount of the convertible debentures which totaled 684,000 shares. The exercise price of the Signet common shares underlying the warrant is C$1.00 per share and the warrant is exercisable upon the earlier of (i) twelve months following a going public transaction (as defined in the trust indenture) or (ii) November 17, 2008. The exercise price of the Signet warrants issued was below the fair value of Signet common stock at grant date. The Company accounted for the intrinsic value of the warrants, C$205,200, as compensation to its placement agent. Total considerations paid to the placement agent amounted C$889,200, or $756,505 were accounted for as deferred financing costs and amortized over the term of the notes.

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

The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of C$1,110,000, or $944,355, of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the six months ended June 30, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $241,284.

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

NOTE G - CAPITAL STOCK

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

In November 2005, the Company issued an aggregate of 800,000 shares of common stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that are subject to registration rights and penalties if the registration is not effective by May 15, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note E).

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

NOTE H - WARRANTS AND STOCK OPTIONS

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

In connection with a private placement in October and November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note E).

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

NOTE I- RELATED PARTY TRANSACTIONS

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

NOTE J - MINORITY INTEREST

Signet Energy, Inc., (“Signet”) was a wholly-owned subsidiary of the Company until November 15, 2005. The Company owns 11,350,000 shares of Signet’s common stock, originally valued at $718,931, which represents the investment by the Company. On November 15, 2005, Signet issued 5,100,000 shares of its common stock, valued at $4,625,640, to its founders in exchange for compensation, and 7,550,000 shares of common stock, valued at $6,314,820, to Deep Well in exchange for leases in oil and gas property. At the same time, the Company entered into a voting trust agreement with Northern Alberta Oil Ltd and Deep Well Oil & Gas (Alberta), Ltd. (“Deep Well”) to establish certain rights and obligations relating to the election of directors of Signet and the management and control of certain business affairs of Signet. Pursuant to the agreement, Deep Well granted the Company the right to exercise the voting rights attached to the 7,550,000 common shares of Signet, including without limitation, the right to vote and sign any resolution with respect to any matter that properly comes before the shareholders of Signet. Such rights will terminate on February 25, 2007, unless earlier terminated by unanimous consent of the parties. These transactions resulted in a minority interest of approximately 53%. At December 31, 2005, the Company owns 44.34% of Signet outstanding common shares, while retained 74% of voting control. The minority interest increased to 56%. During the six months ended June 30, 2006, Signet issued 200,000 shares in exchange for convertible notes to increase the Company's ownership percentage to 44.77% for the six months ended June 30, 2006.

NOTE K - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion of operations and financial condition gives effect to the restatement of the condensed consolidated financial statements for the periods ended June 30, 2006 and 2005, as described in Note B to the financial statements, and should be read in conjunction with such financial statements and notes thereto included in this Quarterly Report on Form 10-QSB/A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB/A, including exhibits thereto contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

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

As used in this quarterly report on Form 10-QSB/A, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), unless the context otherwise requires.

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

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized. At June 30, 2006 we had $11,635,000 allocated to unevaluated oil and natural gas properties compared with $25,000 in 2005.

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

Results of Operations

For The Three Month Periods Ending June 30, 2006 And June 30, 2005:

In July 2006, the Company’s interest in Signet’s operations declined to less than 50% (see Note D). As a result, the Company presents its Signet results as discontinued operations. Our remaining continuing operations now consist of expenses related solely to our corporate administrative activities.

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

Discontinued operation expenses related to Signet increased by $1.058 million for the three months ended in June 30, 2006 compared to zero in the prior period due to the less than 50% control (see Note D).

Foreign currency translation adjustment in 2006 was a gain on translation of $323,000 compared with a loss of $24,000 in 2005. Foreign subsidiary activity and related foreign currency translation results commenced in February 2005 when Signet Energy, Inc. (formerly Surge Global energy (Canada) Ltd. began operations.

Income available to common stockholders increased by $2.950 million from a loss of ($1.624) million in 2005 to income of $1.326 million in 2006 as a result of all the factors described above. The $1.326 million income for the three months ended June 30, 2006 was after an offset of $580,000 in Signet’s share of the loss (loss applicable to minority interest).

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

Discontinued operation expenses related to Signet increased by $2.026 million for the six months ended in June 30, 2006 compared to zero in the prior period due to the less than 50% control (see Note D).

Foreign currency translation adjustment in 2006 was a gain on translation of $338,000 compared with a loss of $25,000 in 2005. Foreign subsidiary activity and related foreign currency translation results commenced in February 2005 when Signet Energy, Inc. (formerly Surge Global energy (Canada) Ltd. began operations.

Loss available to common stockholders increased by $1.867 million from a loss of $3.080 million in 2005 to $4.947 million in 2006 as a result of all the factors described above. The $4.947 million first six month loss was after an offset of $1.119 million in Signet’s share of the loss (loss applicable to minority interest).

Liquidity and Capital Resources

Current Position

As of June 30, 2006, we had a surplus in working capital of $1.163 million for continuing operations. For the six months ended June 30 2006 we had a net cash flow deficit of ($1.616) million, consisting primarily of year to date losses of ($4.947) million less non-cash adjustments of $3.447 million.

For the six months ended June 30, 2006, the Company had no cash flow from investing activities from continuing operations for the six months ended. Discontinued operations expended $1.382 million for oil and gas development costs during the period.

For the six months ended June 30, 2006, cash flow from financing activities was $1.800 million in common stock proceeds for continuing operations. Discontinued operations had no financing activity during the period.

For the six months ended June 30, 2006, the effect of exchange rates on cash and cash equivalents was $267,000.

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

The company has restated the June 30, 2006 10QSB to reflect an error in applying foreign currency translation adjustments to the Form 10-QSB filing for the six months ended June 30, 2006. Management is of the opinion that while the restatement was made to the financial statements, the company still maintains effective controls over its financial statements. This restatement is viewed as a one-time error and is not reflective of the other controls in place. The one time error in the accounting treatment was due to an error in applying foreign currency translation adjustments and internal financial reporting procedures have been subsequently changed.

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

SURGE GLOBAL ENERGY, INC.

DATED: September 18, 2006	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: September 18, 2006	By:	/s/ WILLIAM GREENE
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)