Form 10QSB/A
period 2006-06-30
Surge Global Energy, Inc.
filed 2006-10-19
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 is being filed in order to correct disclosures in Item 3. Controls and Procedures in our previous amended June 30, 2006 10-QSB/A. In our previous amended June 30, 2006 10-QSB/A, we erroneously disclosed that our controls and procedures were effective as of June 30, 2006. In this amendment we corrected that error by disclosing that our disclosure controls and procedures were not effective for the period ended June 30, 2006. See Item 3. Controls and Procedures for our updated disclosure and discussion on improved controls and procedures.

The remaining Items contained in this report consist of all other Items originally contained in Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 as filed on September 18, 2006. We have not updated the information contained herein for events occurring subsequent to August 21, 2005, the filing date of the Original Filing.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period ended June 30, 2006.

The Company discovered a formulaic spreadsheet error related to foreign currency transactions that were isolated to discontinued operations for the period ended June 30, 2006. As discussed in Note B above, as well as in our 8-K filing of September 18, 2006 for Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Audit Committee of the Board of Directors of the Company reviewed this matter with Company management and determined that the June 30, 2006 Balance Sheet, Income Statement, Shareholders’ Equity and Cash Flow Statement filed with the Securities and Exchange Commission should be restated to properly reflect transactions that were incorrectly classified as discontinued assets and liabilities within the Balance Sheet and operating, investing and effect of exchange rate cash flows by the Company. We also indicated in our September 18, 2006 8-K for Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review that, until the time that the amended Form 10-QSB for the first six months of 2006 are filed, the six months ended and since inception June 30, 2006 Balance Sheet, Condensed Consolidated Statements of Losses and Cash Flow Statement should not be relied upon.

Since the September 18, 2006 8-K filing for Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Company has since updated and corrected its formulaic spreadsheet calculations related to foreign currency to prevent a reoccurrence of this error to improve its controls and procedures. In addition, the Company has amended its June 30, 2006 10-QSB/A.

As a result of these changes, the Company does not expect a reoccurrence of this error in future filings.

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

SURGE GLOBAL ENERGY, INC.

DATED: October 19, 2006	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: October 19, 2006	By:	/s/ WILLIAM GREENE
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)