Form 10QSB
period 2006-09-30
Surge Global Energy, Inc.
filed 2006-11-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
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

As of November 13, 2006, the Registrant had 27,587,097 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
SEPTEMBER 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,175 ,876
Prepaid expense	17,388
Total current assets	1,193,264

Property and equipment, net	17,759

Investment in Signet (Note B)	11,494,136
Total Assets	$12,705,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$598,269
Total current liabilities	598,269

Warrant liability (Note C)	819,520
Total long-term liabilities	819,520

Commitment and contingencies	-

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note D)	-
Series B - none issued and outstanding (Note D)	-
Common stock, par value $.001 per share; 75,000,000 shares authorized; 27,587,097 shares issued and outstanding (Note D)	27,587
Additional paid-in capital	37,334,268
Accumulated other comprehensive income (loss): Foreign currency translation adjustment	152,138
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(13,889,111)
Total stockholders' equity	11,287,370
Total liabilities and stockholders' equity	$12,705,159

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

					For the period from January 1, 2005 (date of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		inception of development stage) through
	2006	2005	2006	2005	September 30, 2006
		(Restated)		(Restated)
Operating expenses:
Selling, general and administrative expenses	$671,759	$76,745	$1,571,668	$1,140,647	$3,180,818
Amortization of deferred compensation	-	-	-	-	3,039,038
Stock based compensation	1,115,849	748,744	3,628,971	2,246,232	3,628,971
Depreciation and amortization	930	-	2,688	-	5,112
Oil and Gas Property impairment	-	-	-	-	25,000
Total operating expenses	1,788,538	825,489	5,203,327	3,386,879	9,878,939

Loss from operations	(1, 788,538)	(825,489)	(5,203,327)	(3,386,879)	(9,878,939)

Equity in losses of affiliates	(442,182)	-	(442,182)		(442,182)
Net gain (loss) on revaluation of warrant liability (Note C)	2,004,720	-	1,354,680	-	1,425,580
Interest income (expense), net	15,472	(1,178,585)	40,022	(1,696,754)	(1,657,729)

(Loss) before income taxes, discontinued operations, minority interest and equity investment	(210,528))	(2,004,074)	(4,250,807)	(5,083,633)	(10,553,270)

Provision for income taxes	-	-	-	-	-
(Loss) before discontinued operations	(210,528)	(2,004,074)	(4,250,807)	(5, 083,633)	(10,553,270)
(Loss) from discontinued operations (Note B)	-	(685,116)	(2,026,122)	(685,116)	(7,014,937)
Loss applicable to minority interest from discontinued operations (Note B)	-	-	1,119,027	-	3,679,096

Income (loss) available to common stockholders	$(210,528)	$(2,689,190)	$(5,157,902)	$(5,768,749)	$(13,889,111)

Other comprehensive gain (loss) on foreign currency translations	(4)	(25,099)	337,552	(50,078)	152,138

Comprehensive net income (loss)	$(210,532)	$(2,714,289)	$(4,820,350)	$(5,818,827)	$(13,736,973)

Income (loss) per common share - basic	$(0.01)	$(0.11)	$(0.19)	$(0.24)	$(0.55)
Income (loss) per common share - dilutive	$(0.01)	$(0.11)	$(0.19)	$(0.24)	$(0.55)
Continuing operations - basic	$(0.01)	$(0.08)	$(0.16)	$(0.21)	$(0.42)
Continuing operations - dilutive	$(0.01)	$(0.08)	$(0.16)	$(0.21)	$(0.42)
Discontinued operations- basic and dilutive	$-	$(0.03)	$(0.08)	$(0.03)	$(0.28)

Weighted average shares outstanding- basic	27,439,271	24,368,727	26,925,668	23,756,969	25,074,088
Weighted average shares outstanding- dilutive	27,439,271	24,368,727	26,925,668	23,756,969	25,074,088

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
THROUGH SEPTEMBER 30, 2006

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2006

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.	-	-	-	-	6,890,785	-	-	-	-	-	6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-		$26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954
Reverse of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Common stock subscribed in March 2006 at $1.50 per share	-	-	-	-	-	-	1,800,000	-	-	-	1,800,000
Employee stock option expense	-	-	-	-	1,441,367	-	-	-	-	-	1,441,367
Foreign currency translation adjustment	-	-	-	-	-	-		14,637	-	-	14,637
Net loss	-	-	-	-	-	-	-	-	(5,950,714)	-	(5,950,714)
Balance at March 31, 2006	-	$-	26,277,097	$26,277	$25,788,178	$-	$1,800,000	$(170,777)	$(14,681,923)	$(12,337,512)	$424,243
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	(1,800,000)	-	-	-	-
Shares returned and cancelled related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in exchange for convertible notes in subsidiary	-	-	160,000	160	178.458	-	-	-	-	-	178,618
Employee stock option expense					1,071,755						1,071,755
Foreign currency translation adjustment								322,919			322,919
Net income									1,003,340		1,003,340
Balance at June 30, 2006	-	$-	27,187,097	$27,187	$28,837,641	$-	$-	$152,142	$(13,678,583)	$(12,337,512)	$3,000,875
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Employee stock option expense					1,115,849						1,115,849
Gain on investment					4,147,556						4,147,556
Conversion to equity method					3,133,622						3,133,622
Foreign currency translation adjustment								(4)			(4)
Net income									(210,528)		(210.528)
Balance at September 30, 2006	-	$-	27,587,097	$27,587	$37,334,268	$-	$-	$152,138	$(13,889,111)	$(12,337,512)	$11,287,370

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF
DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through September 30, 2006

Cash flows from operating activities	(2,082,357)	(2,176,434)	(3,841,084)

Cash flows from investing activities	(1,393,920)	(8,970)	(5,376,355)
Cash used in deconsolidation	(5,626,405)	-	(5,626,405)
Cash used in investing activities	(7,020,325)	(8,970)	(11,002,760)

Cash flows from financing activities	1,900,000	2,035,000	15,593,172

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	266,613	-	266,613

Net increase (decrease) in cash and cash equivalents	(6,936,069)	(150,404)	1,015,941

Cash and cash equivalents at beginning of period
Continuing operations	859,934	159,935	159,935
Discontinued operations	7,252,011	-	-
Total	8,111,945	159,935	159,935

Cash and cash equivalents at end of period
Continuing operations	1,175,876	9,531	1,175,876
Discontinued operations (included in Discontinued Operations, current assets)	-	-	-
Total	$1,175,876	$9,531	$1,175,876

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM JANUARY 1, 2005
(DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through September 30, 2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	1,022,492	1,022,492

Amortization of discount attributable to warrants	-	629,192	629,192
Value of Warrant s attached to convertible notes payable		629,192	629,192

Stock options granted to employees (Note E)	3,628,971	-	3,831,388
Amortization of deferred compensation costs		2,246,232	3,039,038
Loss/(Gain) on revaluation of warrant liability (Note E)	(1,354,680)	-	(1,425,580)
Common stock issued in exchange for convertible notes payable (Note D)	-	1,710,000	1,710,000

See accompanying footnotes to unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

The consolidated financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholdings, were provided the ability to control the operating policies and procedures at September 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Surge Global Energy (Canada) Ltd.) from our consolidated condensed financial statements. Under U.S. GAAP, we reflected the deconsolidation prospectively and, accordingly, we did not restate prior period amounts. We have provided unaudited pro-forma condensed consolidated balance sheets and results of operations giving effect to the deconsolidation of Signet’s operations as if it had been effective for all periods presented. See Note B - Investment in Signet for further discussion.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company became a development stage enterprise at that time, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through September 30, 2006, the Company has accumulated losses of $13,889,111.

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation o the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss is value might include, but would not necessarily be limited to., absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine month period ending September 30, 2006 was $3,628,971, net of tax effect.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss - as reported	$(2,689,190)	$(5,768,749)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	$(2,689,190)	$(5,768,749)
Net loss attributable to common stockholders - Pro forma	$(2,689,190)	$(5,768,749)
Basic (and assuming dilution) loss per share - as reported	$(0.11)	$(0.24)
Basic (and assuming dilution) loss per share - Pro forma	$(0.11)	$(0.24)

Disclosure for the period ended September 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations of $4,250,807 and $5,083,633 for the nine months ended September 30, 2006 and 2005, respectively. Loss from continuing operations included $3,628,971 and $2,246,232 of non-cash compensation to employees and directors in connection with stock options granted and vested for the nine months ended September 30, 2006 and 2005, respectively (Note H). The Company's current assets, on a consolidated basis, exceeded its current liabilities by $594,995 as of September 30, 2006.

NOTE B - Investment in Signet

History

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement with Deep Well Oil & Gas, Inc. (hereafter ”Deep Well”) and Northern Alberta Oil, Ltd., (hereafter “NAOL”) . The Farmount Agreement provided that the Company was initially obligated to drill two Test Wells on the Sawn Lake Property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At the time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two Test Wells were producing. Surge Global Energy (Canada) Ltd., was a wholly -owned subsidiary of the Company until November 15, 2005.

On November 15, 2005, the Company distributed 5,100,000 shares of the subsidiary’s common stock to its founders, and 7,550,000 shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties. The subsidiary was renamed Signet Energy, Inc. (“Signet”) in November 2005 in conjunction with the subsidiary’s financing activity. Signet became a minority owned subsidiary with the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a voting trust agreement.

The Company originally paid a total of $2,000,000 in 2005 to Deep Well and NAOL for the Sawn Lake lease rights and in addition issued 7,550,000 shares of Signet common stock in place of one third of the Company’s shares to perfect the rights under the Farmout Agreement and to settle all claims with Deep Well and NAOL. The Signet shares were valued at $6,314,820 for financial statement purposes pursuant to SAB No. 51.

At December 31, 2005 and September 30, 2006, Surge owned approximately 44.34% and 27.30% of Signet’s ordinary shares, respectively. In July 2006, Signet increased it’s outstanding shares following the completion of a C$ 18.990 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge will reflect its Signet operations as an equity investment using the 27.30% equity interest effective for the period ended September 30, 2006.

At September 30, 2006, Deep Well Oil & Gas (“Deep Well”) owned 17.84% of the ordinary shares of Signet. David Perez, CEO and Chairman of Surge as well as a board member of Signet owned 2.01% of the Signet’s common stock. Surge’s direct equity interest of 27.30% combined with Deep Well’s 17.84% and Mr. Perez’s 2.01% equity interest in Signet provide Surge a 47.15% interest and no longer had the legal power to control the operating policies and procedures of Signet as of September 30, 2006, which required Surge to deconsolidate the operations of Signet as of such date.

Considering the less than 50% interest in Signet as of July 6, 2006, and to provide more meaningful financial statements, management decided to classify Signet results as a discontinued operation for the six months ended June 30, 2006. As an independent company Signet continues to conduct its own oil and gas exploration operations.

Following completion of the C$ 18.9 million Signet financing and subsequent loss of control by Surge on July 7, 2006, the Company recognized a $4.148 million gain on its Signet investment.  The gain represented the excess of market value over Signet's net equity.  On July 7, 2006, the Company removed the existing assets and liabilities to establish a net investment in Signet of $7.788 million.  The market value for Surge's investment in Signet was determined using the July 7, 2007 financing market value of C$ 1.15 per share (US$ 1.03) applied to the new outstanding share total of 42.313 million as well as to Surge's 27.30% equity interest to equal $11.936 million.  The $11.936 million market value less the $7.788 million net equity in Signet represents the $4.148 million gain.  The $4.148 million gain was charged to the investment account with a corresponding credit to additional paid in capital.  For the three months ended September 30, 2006, Surge charged operations for $442,182 representing Surge's 27.30% share of Signet's loss with a corresponding reduction to the Signet investment.  The net investment in Signet at September 30, 2006 was $11,494,136.

Pro Forma Information

The following proforma unaudited financial information has been prepared by management of Surge Global Energy, Inc., (the “Company”) in order to present consolidated financial results of operations of the Company as to give effect to the loss of control of Signet using the lower 27.3% equity interest. The pro forma condensed consolidated statement of losses for the three months and nine months ended September 30, 2005 and 2006 present pro forma results had the transaction taken place at January 1, 2005.

The pro forma information is based on historical financial statements giving effect to the loss of control using the equity method of accounting and the assumptions and adjustments in the accompanying notes to the pro forma financial statements. The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated ate either of the foregoing dates or which may be attained in the future.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
SEPTEMBER 30, 2005

	For the three months ended September 30, 2005				For the nine months ended September 30, 2005				For the period from January 1, 2005 (date of inception of development stage) through September 30, 2005
	As Presented	Pro Forma Adjustment		Pro Forma	As Presented	Pro Forma Adjustment		Pro Forma	As Presented	Pro Forma Adjustment		Pro Forma
Revenue	$-	$-		$-	$-	$-		$-	$-	$-		$-
Income(loss) from continuing operations	(2,689,190)	685,116	(1)	(2,004,074)	(5,768,749)	685,116	(1)	(5,083,633)	(5,768,749)	685,116	(1)	(5,083,633)
Loss from discontinued operations	-	-		-	-	-		-	-	-		-
Loss from Equity investment	-	(187,037)	(2)	(187,037)	-	(187,037)	(2)	(187,037)		(187,037)	(2)	(187,037)
Total Discontinued Operations loss	-	-		-	-	-		-	-	-		-
Loss applicable to minority interest
Net income (loss)	(2,689,190)	498,079		(2,191,111)	(5,768,749)	498,079		(5,270,670)	(5,768,749)	498,079		(5,270,670)
Other comprehensive income (loss): foreign translation	(25,099)	-		(25,099)	(50,078)	-		(50,078)	(50,078)	-		(50,078)
Loss available to common stockholders	(2,714,289)	-		(2,216,210)	(5,818,827)	-		(5,320,748)	(5,818,827)	-		(5,320,748)

Loss per common share (basic and assuming dilution)
- basic	$(0.11)	$-		$(0.09)	$(0.24)	$-		$(0.22)	$(0.24)	$-		$(0.22)
- diluted	$(0.11)	$-		$(0.09)	$(0.24)	$-		$(0.22)	$(0.24)	$-		$(0.22)
Continuing operations
- basic	$(0.11)	$-		$(0.09)	$(0.24)	$-		$(0.22)	$(0.24)	$-		$(0.22)
- diluted	$(0.11)	$-		$(0.09)	$(0.24)	$-		$(0.22)	$(0.24)	$-		$(0.22)
Discontinued operations	$-	$-		$-	$-	$-		$-	$-	$-		$-

Weighted average shares outstanding
- basic	24,368,727			24,368,727	23,756,969			23,756,969	23,756,969			23,756,969
- diluted	24,368,727			24,368,727	23,756,969			23,756,969	23,756,969			23,756,969

Pro forma adjustments for all 2005 periods presented above include:
(1)	Remove all $685,116 of Signet expenses from continuing operations
(2)	Reflect the equity interest of 27.3% applied to Signet’s $685,116 in expenses to equal $187,037 and classify as Loss from Equity Investment

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
SEPTEMBER 30, 2006

	For the three months ended September 30, 2006			For the nine months ended September 30, 2006				For the period from January 1, 2005 (date of inception of development stage) through September 30, 2006
	As Presented	Pro Forma Adjustment	Pro Forma	As Presented	Pro Forma Adjustment		Pro Forma	As Presented	Pro Forma Adjustment		Pro Forma
Revenue	$-	$-	$-	$-	$-		$-	$-	$-		$-
Income(loss) from operations	(1,788,538)	-	(1,788,538)	(5,203,327)			(5,203,327)	(9,878,939)	-		(9,878,939)
Loss from Equity investment	(442,182)	-	(442,182)	(442,182)	(553,131)	(3)	(995,313)	(442,182)	(1,915,078)	(7)	(2,357,260)
Net Gain on revaluation of warrant liability	2,004,720	-	2,004,720	1,354,680	-		1,354,680	1,425,580	-		1,425,580
Interest income (expense), net	15,472	-	15,472	40,022			40,022	(1,657,729)			(1,657,729)
Loss before income taxes, discontinued operations	(210,528)	-	(210,528)	(4,250,807)	(553,131)	(3)	(4,803,938)	(10,553,270	(1,915,078)	(7)	(12,468,348)
(Loss) from discontinued operations	-	-	-	(2,026,122)	2,026,122	(4)	-	(7,014,937)	7,014,937	(8)	-
Loss applicable to minority interest				1,119,027	(1,119,027)	(5)	-	3,679,096	(3,679,096)	(9)	-
Net income (loss)	(210,528)	-	(210,528)	(5,157,902)	353,964	(6)	(4,803,938)	(13,889,111)	1,420,763	(10)	(12,468,348)
Other comprehensive income (loss): foreign translation	(4)	-	(4)	337,552	-		337,552	152,138)	-		152,138
Loss available to common stockholders	(210,532)	-	(210,532)	(4,820,350)	-		(4,466,386)	(13,736,973)	-		(12,316,210)

Loss per common share (basic and assuming dilution)
- basic	$(0.01)	$-	$(0.01)	$(0.19)	$-		$(0.18)	$(0.55)	$-		$(0.50)
- diluted	$(0.01)	$-	$(0.01)	$(0.19)	$-		$(0.18)	$(0.55)	$-		$(0.50
Continuing operations
- basic	$(0.01)	$-	$(0.01)	$(0.16)	$-		$(0.18)	$(0.42)	$-		$(0.50)
- diluted	$(0.01)	$-	$(0.01)	$(0.16)	$-		$(0.18)	$(0.42)	-		$(0.50)
Discontinued operations	$-	$-	$-	$(0.08)	$-		$-	$(0.28)	$-		$-

Weighted average shares outstanding
- basic	27,439,271	-	27,439,271	26,925,668	-		26,925,668	25,074,088	-		25,074,088
- diluted	27,439,271	-	27,439,271	26,925,668	-		26,925,668	25,074,088	-		25,074,088

Pro forma adjustments for 2006 periods presented above include:

For the nine months ended September 30, 2006
(3)	Reflect the equity interest of 27.3% applied to the discontinued operations loss of 2.026 million to equal $553,131
(4)	Reverse the discontinued operations loss of $2.026 million
(5)	Reverse the minority interest of $1.119 million
(6)	Record the net effect of $353,964 ($2.026 million discontinued operations less $1.119 million minority interest less the $553,131 ending equity interest)

For the period January 1, 2005 (date of inception of development stage) through the period ended September 30, 2006:
(7)	Reflect the equity interest of 27.3% applied to the discontinued operations loss of 7.015 million to equal $1,915,078
(8)	Reverse the discontinued operations loss of $7.015 million
(9)	Reverse the minority interest of $3.679 million
(10)	Record the net effect of $1,420,763 ($7.015 million discontinued operations less $3.679 million minority interest less the $1,915,078 ending equity interest)

Discontinued Operations

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the periods ended September 30, 2006 and 2005 were:

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	$-	-	$-	-
Expenses	-	685,116	2,026,122	685,116

Net loss	$-	(685,116)	$(2,026,122)	(685,116)

Depreciation and amortization expense included in expenses of discontinued operations amounted to $374,587 and $713 for the nine months periods ended September 30, 2006 and 2005, respectively.

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

At September 30, 2006, the Company revalued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield was left unchanged but the Company did apply a risk free interest rate of 4.60%, a volatility of 155% and a deemed fair value of common stock of $0.71, which was the weighted average closing price based on trading volume of the Company’s common stock during the month of September 30, 2006. The increase of $1,354,680 in the fair value of the warrants at September 30, 2006 from the previous valuation at December 31, 2005 has been recorded as a loss on revaluation of warrant liability for the nine months ended September 30, 2006.

NOTE D - CAPITAL STOCK

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

The Company has no preferred stock issued and outstanding at September 30, 2006 and December 31, 2005.

Common Stock

The Company has authorized to issue 75,000,000 shares of common stock with a par value at $0.001 per share. As of September 30, 2006, the Company has 27,587,097 shares of common stock issued and outstanding.

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

In March 2006, the Company received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of common stock subscribed. In connection with this private placement, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to registration rights. The common shares subscribed were issued in April 2006.

In June 2006, the Company issued 160,000 shares in exchange for C$200,000 in convertible debt related to the Signet subsidiary and charged the Signet investment for US$ 178,618.

In June 2006, 450,000 shares were returned for services not completed related to the acquisition of Phillips & King International Inc. during August 2000.

In July 2006, the Company issued 400,000 shares of common stock to a former Company officer and director in connection with stock options exercised at $0.25 per share for net proceeds of $100,000.
While the Company no longer presents consolidated results for its equity interest in Signet, C$ 8.550 million of Signet debenture holders have an option to convert their debentures into Surge common stock.

In November 2005, the Company’s equity affiliate Signet Energy, Inc., issued convertible promissory notes in exchange for aggregate gross proceeds of Canadian dollar C$8.550 million. During the quarter ended June 30, 2006, C$200,000 of promissory notes were converted to stock reducing total notes payable to C$8.350 million. Per the terms of the Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or Surge common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to Surge shares also increased Surge’s ownership percentage in Signet.

Other than the C$200,000 conversion that occurred during the quarter ended June 30, 2006, there has been no other conversions or a going public transaction for the nine months ended September 30, 2006. Should the holder opt to convert to Surge common shares, the holder can only convert on either June 30 or December 31 in each year prior to the 2007 maturity date, at an exchange price of US$1.25.  The Surge U.S. Share Exchange Price shall be adjusted in accordance with specified anti-dilution clauses relating to changes in Surge U.S.’s share capital (including share splits, dividends, share consolidations, share dividends and similar recapitalizations) and other distributions of Surge U.S. Shares.

At September 30, 2006, had the Signet debenture holders elected to convert into Surge shares, the Company would have issued 6,680,000 of common shares in exchange for 8,350,000 shares of Signet. Accordingly, Surge’s equity interest in Signet would have increased from 27.30% to 39.28% while voting interest in Signet would have increased from 47.15% to 55.57%. (see Note B). After February 2007, 7.550 million of voting interest shares representing 14.90% revert back to Deep Well. .

Since the closing price of the Company’s common stock was $0.60 on September 30, 2006 and the conversion price is $1.25, there was no economic incentive for the Signet debenture holders to convert.

NOTE E - WARRANTS AND STOCK OPTIONS

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.93	1,000,000	2.13	$0.93	1,000,000	$0.93
1.45	600,000	2.80	1.45	600,000	1.45
1.60	1,005,000	3.23	1.60	1,005,000	1.60
2.00	1,200,000	4.47	2.00	1,200,000	2.00
	3,805,000	3.26	$1.53	3,805,000	$1.53

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	700,000	$1.79
Granted	-	-
Exercised	-	-
Canceled or expired	(700,000)	1.79
Outstanding at December 31, 2004	-	$-
Granted	2,605,000	1.34
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.34
Granted	1,200,000	2.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	3,805,000	$1.53

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

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2006.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	700,000	0.89	$0.25	700,000	$0.25
0.65	4,605,555	7.71	0.65	4,205,556	0.65
1.00	387,530	8.97	1.00	387,530	1.00
1.11	1,200,000	9.76	1.11	244,444	1.11
1.35	19,279	8.18	1.35	19,279	1.35
1.50	178,727	9.45	1.50	178,727	1.50
1.55	511,112	9.46	1.55	188,889	1.55
3.50	80,000	2.19	3.50	80,000	3.50
	7,682,203	7.58	$0.81	6,004,425	$0.74

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	1,940,000	$0.41
Granted	5,526,406	0.65
Exercised	-	-
Canceled or expired	(600,000)	0.30
Outstanding at December 31, 2004	6,866,406	$0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64
Granted	2,571,600	1.34
Exercised	-	-
Canceled or expired	(1,705,555)	0.92
Outstanding at September 30, 2006	7,682,203	$0.81

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. Employee terminations resulted in the cancellation of 277,778 options during the year ended December 31, 2005, and 616,667 options in the nine months ended September 30, 2006 leaving a net 4,605,555 options. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has accounted for the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in the year ended December 31, 2004. The deferred compensation costs are amortized over the vesting period of the options. .

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Unamortized deferred compensation of $3,981,947 resulted from the intrinsic value of the stock options at grant date was reversed and the employee stock options granted prior to, but not vested as of January 1, 2006, were valued based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. During the three months and nine months ended September 30, 2006, total stock-based compensation expense charged to operations in connection with new grant and vested employee stock options was $1,115,849 and $3,628,971, respectively.

On July 27, 2006, in connection with their election to our Board of Directors, we granted each of Mr. Druck and Mr. Sharpe a stock option to purchase 400,000 shares of our common stock at an exercise price of $1.11 per share with a ten year term and otherwise subject to our employee stock option plan. The shares subject to the options vest and become exercisable over one year at the rate of 1/12 per month. On July 27, 2006, our Board of Directors also approved the repricing of an option previously granted to William Greene, our Chief Financial Officer, from $1.75 to $1.11 exercise price per share. The vesting terms remain unchanged, with a ten-year term, vesting monthly on a pro rata basis over a three-year period, and otherwise subject to our employee stock option plan. If Mr. Greene is terminated without cause or as a result of a change in control, then all outstanding options become vested immediately.

The estimated value of the employee stock options granted during the nine month period ended September 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 to 10 years, a risk free interest rate of 4.49% to 5.13%, a dividend yield of 0% and volatility of 142.9% to 190.3%.

On July 18, 2006, our former CFO, E. Jamie Schloss exercised his option to acquire 400,000 shares at an exercise price of $0.25 per share.

NOTE F- RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by a former Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights that the Company had pursuant to these leases expired in the third quarter of 2005. During the nine months ended September 30, 2006, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company has wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005. In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The Company’s board of directors elected not to exercise this option.

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005, our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. Dynamo has advised the Company that it believes that the expression of intent is valid and may pursue legal remedies.  On November 2, 2006, Dynamo Energy filed a complaint for October 2004 compensation claims related to overriding royalty claims for projects in North America. Surge has 30 days in which to respond.

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has minimal assets and liabilities and incurred $1,300 of office related expenses in the nine months ended September 30, 2006.

NOTE G - SUBSEQUENT EVENTS

On October 6, 2006, Surge entered into an agreement with a consultant to provide business implementation strategies as well as locate and introduce three prospective appointees for the Company’s Board of Directors in exchange for a $6,000 monthly retainer. The agreement terminates at the earlier of project completion, the consultant’s 10 day written notice or the Company’s 30 day written notice. In addition to the monthly retainer, the consultant also earns other compensation as follows: $25,000 upon placement of each of three Board of Director appointee and $2,083.33 monthly for each month that the appointee serves for a maximum of twelve months. In addition, the consultant was granted 300,000 options with an exercise price of $0.001, with 150,000 options vesting immediately and 12,498 options vesting monthly over the next twelve months.

On October 11, 2006, in connection with their appointment to our Board of Directors, we entered into agreements with each of Thomas A. Page, Richard Collato, and John Stiska to pay each of them $18,000 per year plus all expenses for attendance at Board meetings. Our Board of Directors approved and granted each of Mr. Page, Mr. Collato, and Mr. Stiska a stock option to purchase 400,000 shares of our common stock at an exercise price of $0.50 per share. The shares subject to the options vest and become exercisable over one year at the rate of 1/12 per month.

On October 11, 2006, Stephen Sharpe resigned from our Board of Directors. On October 11, 2006, Thomas A. Page, Richard Collato, and John Stiska were appointed to our Board of Directors. New committee chair and members are as follows:

Committees
Board Member:	Audit	Compensation	Nominating and Governance

John Stiska	Chair	Member	-
Thomas Page	Member	Chair	-
Richard Collato	-	Member	Chair
Daniel Schreiber	-	-	Member
Dr. Kenneth Druck	-	Member	Member

None of the new directors have had a material interest in any of our transactions during the last two years.

On October 23, 2006, our Board of Directors approved and adopted the Amended and Restated Bylaws of Surge Global Energy, Inc. The Amended and Restated Bylaws include, among other things, revisions that: (i) update our Bylaws to conform to the provisions of the Delaware General Corporation Law, including the giving of notice by means of electronic transmission and the holding of meetings by means of remote communication; (ii) update the descriptions, manner of appointment and related corporate indemnification obligations for various categories of officers; (iii) provide that special meetings of the stockholders may be called only by our Chairman of the Board, our President, or our Board of Directors; and (iv) make other technical changes to more closely conform our Bylaws to the language of the Delaware General Corporation Law. The description of the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws and contained within the October 25, 2006 8-K filing.

On November 2, 2006, Dynamo Energy filed a complaint for October 2004 compensation claims related to overriding royalty claims for projects in North America. Surge has 30 days in which to respond.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ending September 30, 2006 and the comparable period ending September 30, 2005, should be read in conjunction with the unaudited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from their inception, February 2005, until September 30, 2006 on a consolidated basis.

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

In July 2006, Signet increased it’s outstanding shares following the completion of a C$ 18.9 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge will reflect its Signet operations as an equity investment effective September 30, 2006

Surge currently holds a 47.15% voting control of Signet until February 25, 2007 that is subject to further dilution if any of the existing notes are converted or any additional financings take place between now and February 25, 2007.

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has minimal assets and liabilities and incurred $1,300 of office related expenses in the nine months ended September 30, 2006.

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

On September 2005, Surge was issued a permit by the Alberta Energy Utilities Board (AEUB) for a test well and on September 25, 2005 the Company drilled its first well, the 1-36 well, at Sawn Lake, Alberta Canada which perfected our interest in the Farmout agreement with Deep Well and Northern Alberta. In October 2005, the AEUB granted Signet an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of a horizontal production well at Sawn Lake. Signet announced that it had successfully tested the reservoir for positive cold pumping production of crude oil from the 1-36 well. Operations include a three well drilling program that Signet commenced on August 15, 2006.  The 1-36 well was the first of a ten well delineation drilling program at the Sawn Lake property pursuant to which Signet will earn-in up to 69.5 contiguous sections covering 44,480 acres under the farmout agreement with Deep Well and Northern Alberta. To date Signet has earned 18.0 sections, by drilling and completing three wells on a total of 3,450 acres. On November 15, 2005 we entered into a farmout amending agreement whereby Signet is required to drill the 8 in order to prefect its interests in the entire 69.5 sections.

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

Pursuant to the farmout agreement, we exercised our option on April 12, 2006, to elect to drill a test well at an estimated cost of $750,000 during 2007. Drilling of this well is expected to commence in 2007 provided that drilling rigs are available. Upon drilling the test well, we will earn the working interest in the farmout lands pursuant to the following terms:

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

Santa Rosa Dome Project, Mendoza Province, Argentina

We hold a 17.52% working interest in the Santa Rosa Dome project in the Mendoza province of Argentina. We along with our joint operating partners, Oromin Explorations Ltd. (“Oromin”) and Ottoman Energy Ltd. (“Ottoman”), anticipate the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. The Santa Rosa Project is a 7,694 square kilometer exploration block located in the eastern part of the prolific Cuyana Basin in Argentina’s Mendoza Province. The Cuyana Basin has already produced about 970 million barrels of oil from fields located in the western half of the basin. The eastern part of the basin is under-explored due to the presumed absence of structures capable of trapping significant hydrocarbons. The Santa Rosa concession, however, contains a domal structure of over 220 square kilometers that may lie on a likely hydrocarbon migration fairway. The dome has not yet been tested by drilling. Seismic work carried out by Oromin indicates the likely presence of reservoir quality rocks over the structure with a regional seal covering the entire area. The exploration work comprises some further seismic modeling and the drilling of two or three wells on or near the crest of the dome. Oromin and Ottoman anticipate that the drilling program will take place towards the end of 2006, depending on the timing of the final award of the concession and on rig availability. Oromin currently owns 82.48% of the concession and we hold a 17.52% working interest in the project.

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

Recent Developments

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has no assets, liabilities, contractual obligations or operating history through the nine months ended September 30, 2006.

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

We entered into a one-year employment agreement with Mr. Greene to serve as our Chief Financial Officer, effective as of June 30, 2006. He will receive an annual salary of $180,000, plus medical benefits. He will earn 400,000 options with a ten year term at an exercise price of $1.11 per share, vesting monthly on a pro rata basis over a three-year period, and otherwise subject to our employee stock option plan. If Mr. Greene is terminated without cause or as a result of a change in control, then all outstanding options become vested immediately.

On July 7, 2006, Signet Energy, Inc. (“Signet”) completed the sale of 16,513,000 shares of common stock of their company for a total purchase price of C$18,989,950. The shares were sold by Signet to an undisclosed number of individual investors in the United States and Canada pursuant to separate subscription agreements with Signet and the private placement was co-lead by RBC Capital Markets ("RBC") and MGI Securities Inc. The use of proceeds includes the continuation of the drilling program, resource delineation, and production testing, at the Sawn Lake Oil Sands Development in Alberta, Canada, as well as land acquisition and for general corporate purposes.  The Company did not and will not receive any of the consideration paid to Signet. As a result of Signet’s sale of stock, Surge no longer controls over 50% of the voting stock of Signet, Surge’s new voting interest is now 47.15 percent until February 2007 (fully diluted voting interest of 35.13 percent assumes exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Surge currently owns a 27.3 percent equity interest in Signet (fully diluted equity interest is 20.35 percent). Due to the less than 50% voting interest of Signet, the Company presents Signet results as a discontinued operation effective June 30, 2006 and its continuing investment under the equity method of accounting for the period ending September 30, 2006.

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

On October 11, 2005 Steven Sharpe resigned from our Board of Directors. On October 11, 2006, Thomas A, Page, Richard Collato and John Stiska were appointed to our Board of Directors. Each of the new directors will chair a committee of the Board of Directors, with Mr. Stiska chairing our Audit Committee, Mr. Page the Compensation Commmittee, and Mr. Collato the Nominating and Governance Committee. In addition, Mr. Stiska and Mr. Collato will serve as members of the Compensation Committee and Mr. Page will serve as a member of the Audit Committee.

On October 12, 2006, Signet completed horizontal well production testing on the first three wells indicating no conventional heavy oil production potential. While previously announced, no fourth well drilling will occur since no meaningful significant geological or reservoir info is expected. Following the results in demonstrating no conventional cold flow production potential, no in-situ or other enhanced recovery capability determination has yet been made.

On October 23, 2006, our Board of Directors approved and adopted the Amended and Restated Bylaws of Surge Global Energy, Inc. The Amended and Restated Bylaws include, among other things, revisions that: (i) update our Bylaws to conform to the provisions of the Delaware General Corporation Law, including the giving of notice by means of electronic transmission and the holding of meetings by means of remote communication; (ii) update the descriptions, manner of appointment and related corporate indemnification obligations for various categories of officers; (iii) provide that special meetings of the stockholders may be called only by our Chairman of the Board, our President, or our Board of Directors; and (iv) make other technical changes to more closely conform our Bylaws to the language of the Delaware General Corporation Law. The description of the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws and contained within the October 25, 2006 8-K filing.

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

Property and Equipment

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred either prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. No general and administrative costs were included or capitalized within acquisition, exploration and development activities. For the years 2005 and 2004, such capitalized costs totaled $0 and $0 respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

Results of Operations

For The Three Month Periods Ending September 30, 2006 And September 30, 2005:

In July 2006, the Company’s interest in Signet’s operations declined to less than 50% (see Note D). As a result, the Company presents its Signet results as discontinued operations effective June 30, 2006. As of September 30, 2006, the Company presents its interest in Signet using the equity method of accounting and our remaining continuing operations now consist of expenses related solely to our corporate administrative activities.

The Company had no revenues or income in the three months September 30, 2006 or 2005 other than gain on warrant revaluation during the three months ended September 30, 2006 and interest income. Total operating expenses for the three months ended September 30, 2006 compared to 2005 increased by $964,000 to $1.789 million from $826,000 in the prior period. Included within the $964,000 increase is $367,000 in higher employee option expense, $345,000 in higher public reporting and payroll costs and $1,000 in increased depreciation expense .

Surge’s equity share of Signet loss was $442,000 in 2006 compared to zero in the prior period. Surge began accounting for equity method in accounting for Signet during the three months ended September 30, 2006.

In the three months ended September 30, 2006, non-cash income of $2.005 million was recorded to reflect the costs of the reevaluation of warrants issued in November, 2005 and March, 2006 due to EITF 0019 and FASB 133 rules which require valuation updates at each quarterly reporting period based on the value of the warrants computed using the Black Scholes method.

Interest income, net of interest expense for the three months ended September 30, 2006 increased by $1.194 million to $15,000 from ($1.179) million in expense in 2005. The 2005 interest expense of ($1.179) million was due primarily to the March 2005 Convertible Note financing in the amount of $1,710,000. The related amortization and debt discount was expensed when the debt was converted to common stock in August 2005.

Foreign currency translation adjustment in 2006 was a loss on translation of $4 compared with a loss of $25,000 in 2005. Recent foreign subsidiary activity was related to the Canadian Cold Flow subsidiary’s minimal activity during the period.

Loss available to common stockholders decreased by $2.478 million from a loss of ($2.689) million in 2005 to a loss of ($211,000) in 2006 as a result of all the factors described above.

For The Nine Month Periods Ending September 30, 2006 And September 30, 2005:

The Company had no revenues or income in the nine months September 30, 2006 or 2005 other than gain on warrant revaluation during the three months ended September 30, 2006 and interest income. Total operating expenses for the nine months ended September 30, 2006 compared to 2005 increased by $1.816 million to $5.203 million from $3.387 million in the prior period.

Included within the $1.816 million increase is $431,000 in higher public reporting and payroll costs, $1.383 million in higher employee option costs and $2,000 in increased depreciation expense.

Surge’s equity share of Signet loss was $442,000 in 2006 compared to zero in the prior period. Surge began accounting for equity method in accounting for Signet during the three months ended September 30, 2006.

In 2006, a non-cash expense of $1.355 million was recorded to reflect the costs of the reevaluation of warrants issued in November, 2005 and March, 2006 due to EITF 0019 and FASB 133 rules which require valuation updates at each quarterly reporting period based on the value of the warrants computed using the Black Scholes method.

Interest income, net of interest expense for the nine months ended September 30, 2006 increased by $1.739 million to $40,000 from ($1.699) million in expense in 2005. The 2005 interest expense of ($1.699) million was due primarily to the March 2005 Convertible Note financing in the amount of $1,710,000. The related amortization and debt discount was expensed when the debt was converted to common stock in August 2005.

Discontinued operation expenses related to to Signet increased by $2.026 million for the nine months ended in September 30, 2006 compared to zero in the prior period due to the less than 50% control (see Note D).

Foreign currency translation adjustment in 2006 was a gain on translation of $338,000 compared with a loss of ($50,000) in 2005. Foreign subsidiary activity and related foreign currency translation results commenced in February 2005 when Signet Energy, Inc. (formerly Surge Global energy (Canada) Ltd. began operations.

Loss available to common stockholders decreased by $611,000 from a loss of $5.769 million in 2005 to $5.158 million in 2006 as a result of all the factors described above. The $5.158 million nine month loss was offset by the Signet’s minority interest of $1.119 million.

Liquidity and Capital Resources

Current Position

As of September 30, 2006, we had a surplus in working capital of $595,000. For the nine months ended June 30 2006 we had a net cash flow deficit of ($2.082) million, consisting primarily of year to date losses of ($5.158) million less non cash adjusments of $3.076 million.

For the nine months ended September 30, 2006, the Company recorded $7.020 million in investing activities. Withint he $7.020 million was $5.626 million related to deconsolidated Signet cash and $12,000 in cash flow from investing activities for fixed asset additions for continuing operations.

For the nine months ended September 30, 2006, cash flow from financing activities from continuing operations was $1.900 million consisting of $1.800 million in common stock proceeds and $100,000 in stock option exercise proceeds.

For the nine months ended September 30, 2006, the effect of exchange rates on cash and cash equivalents was $267,000.

In the nine months ended September 30, 2005, we had a loss from continuing operations of $5.084 million and a working capital deficiency of $2.455 million.

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

Future Operations

The Company plans on acquiring drilling and production prospects in the United States and Canada. We plan to develop the Kelso Prospect located on 2 ½ sections in the Kitty area of North Central Alberta, Canada , also known as the Granite Wash, by us during 2007. We will earn a 60% working interest in the project by drilling an initial Test Well at a cost of approximately $750,000. We have sufficient cash on hand to drill this well without any additional financing in the U.S. other than disclosed below. In the Sawn Lake area, Signet’s 40% working interest in the Sawn Lake property contains approximately 16,128 net acres. Under the farmout agreement, the Company is obligated to pay 80% of the costs of the first ten wells drilled on the leases. Two non-affiliated third parties each own a 10% working interest. Using an average of four wells per section, the Company could be able to drill over 250 wells on the property. The initial Test Well commenced drilling in September, 2005 and we are waiting for final completion activities to determine the levels of production available. Additional financing through debt or common stock issuance will be necessary for Signet to be able to complete the entire drilling program in the Sawn Lake area, which, if equity, would dilute our ownership share.

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

Number of Employees

From our inception through the period ended September 30, 2006, we have relied on the services of outside consultants for services and have four (4) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of seven (7) full and part time employees during the next 12 months.

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

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2006	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: November 14, 2006	By:	/s/ WILLIAM GREENE
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)