Form 10KSB
period 2006-12-31
Surge Global Energy, Inc.
filed 2007-04-17
CIK 1053648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269
___________________

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

___________________

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the average bid and asked price of such common equity on April 13, 2007 was $7,113,784.

The number of shares outstanding of the registrant’s common stock at April 13, 2007 was 30,970,430.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☑

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

•	statements regarding our potential growth opportunities;
•	statements regarding our ability to generate revenues from our operations;
•	statements regarding the estimated petroleum reserves at any of our properties or projects, including the Sawn Lake and Peace Oil project;
•	statements regarding our anticipated exploration work;
•	statements regarding our ability to extract, refine, sell oil or sell oil properties;
•	statements regarding our ability to comply or continue to comply with governmental regulations; and
•	statements regarding our estimated future costs and expenses.

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-KSB. The company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I

As used in this Annual Report on Form 10-KSB, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries, including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), Cold Flow ULC and Peace Oil Corp., unless the context otherwise requires.

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

We are an oil and gas exploration and development company. Our primary objective is to identify, acquire and develop working interests in underdeveloped oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas on a worldwide basis, focusing mainly in Canada, the United States and Argentina. We seek production and oil field development as our quickest way to establish and increase shareholder value.

Our strategic objective is to aggregate and exploit over one billion barrels in Canadian Oil Sands (net equity and working interest) of net recoverable oil in large size properties in the Peace River and Athabasca regions of Alberta, Canada as well as Argentina. Our strategic initiative is to pursue low-risk high-return projects over the next three years to execute our business strategy in four steps as follows:

(1) Initial Land/Lease Acquisition of oil properties. Over the next 3 years we plan to acquire sufficient land sales to increase oil in place to 10 billion gross barrels or 1 billion net barrels.

(2) Resource validation of acquired properties through stratigraphic ("strat") well drilling and seismic studies to confirm reservoir thickness and quality and the character of the oil.

(3) Converting the certified Resources into Probable Reserves by casing and testing strat wells on each property along with limited drilling of horizontal wells to conduct pilot tests to determine well productivity and possible cold flow or thermal production.

(4) Converting a sufficient number of the Probable Reserves into Proven Reserves to comprehensively prove commercial viability.

Change in Corporate Name

On October 13, 2004, Surge's name was changed from The Havana Group, Inc to Surge Global Energy, Inc. and the symbol was changed to SRGG.OB.

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

As of December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold off In December 2004, we completed the restructuring of our balance sheet and the cancellation of our outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

In February 2005, we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd, which entity’s name was later changed to Signet Energy, Inc. In July 2006, Signet completed a private placement transaction, and as a result of the financing and our election to not participate, our voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14% which assumes the exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of 7.550 million Deep Well Oil & Gas (Alberta), Ltd. terminated which reduced Surge voting control to 29.31%. as of February 25, 2007 (fully diluted voting interest of 21.84%). As of the date of this Annual Report on Form 10-KSB, Surge owns a 27.3% equity interest in Signet (on a fully diluted our equity interest is approximately 20.35%

In April 2006, we formed Cold Flow Energy ULC ("Cold Flow") as a new wholly-owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Cold Flow currently has minimal assets and liabilities and incurred $46,198 of office related expenses in the year ended December 31, 2006.

On March 2, 2007, our Canadian subsidiary, Cold Flow Energy ULC, completed its acquisition of  Peace Oil Corp., a corporation incorporated under the laws of Alberta, Canada pursuant to the November 30, 2006 Stock Purchase Agreement, as amended, we entered into with Cold Flow, Peace Oil and the shareholders of Peace Oil. Cold Flow is owned entirely by 1294697 Alberta Ltd. (an entity we formed to consummate the acquisition of Peace Oil at the advice of Canadian tax counsel), which in turn, is owned entirely by us.  As a result of the acquisition, Peace Oil has become a wholly-owned subsidiary of Cold Flow.

Business Operations

Signet Projects

Sawn Lake Project, Alberta, Canada

Surge was the former operator of the Sawn Lake Oil Sands Development in Alberta, Canada, pursuant to a farmout agreement dated February 2005 with Deep Well Oil & Gas Inc. (“Deep Well”) and Northern Alberta Oil Ltd. (“Northern Alberta”), which was subsequently assigned to Signet in connection with the financing Signet completed in November 2005. The Sawn Lake Oil Sands Development has been estimated by two respected third-party petroleum-engineering firms to contain a total of 820 million to 1.2 billion barrels of oil resource in place, of which 10-13% is recoverable. Signet had a right to earn a 40% working interest in 44,480 acres after drilling a total of ten wells. The development consists of 69.5 contiguous sections covering 44,480 acres in the Sawn Lake area of Alberta, Canada.

In December 2006, beyond working interests earned to date, the right to earn additional working interests in the Sawn Lake property acreage effectively ended. These rights expired as the drilling results and lack of cold flow to date on the property did not justify further horizontal development wells as required by the farmout agreement. Accordingly, an amendment to the farmout agreement to drill vertical delineation wells to earn additional working interests in the property was sought but not granted by Deep Well. In addition, in December 2006 Deep Well notified Signet that it was questioning Signet’s earnings on 12 of the total 18 sections claiming Signet failed to properly complete the well by not conducting the production testing as reasonably required under the Farmout Agreement.  As a result of these factors, management recorded an impairment charge of $6,296,016. For the year ended December 31, 2006, Surge charged operations for $1,043,085 representing Surge's 27.3% share of Signet's loss. Both the impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.  The net investment in Signet at December 31, 2006 was $4,597,217 representing the Company’s 27.3% share of Signet’s December 31, 2006 net equity. As Signet obtains additional financing in the future, additional dilution to the Company’s equity interest may also result in further impairment.

Surge Global Energy Projects

Granite Wash, Alberta, Canada

In December 2006 we terminated the Kelso Energy, Inc. (now known as COSTA Energy Inc.) February 27, 2006 farmout agreement, reducing our current capital obligation by $750,000 for 2007. Our Board of Directors has elected to focus exclusively on exploitation opportunities in the Canadian Heavy Oil Sands and in Argentina. We had entered into the farmout agreement with Kelso Energy in March 2006 for oil and gas exploration of two and a half sections (1,600 acres) in the Keg River Formation, also known as the “Granite Wash,” in the Kitty area of North Central Alberta, Canada with the option to acquire a 60%-100% working interest in the oil and gas produced from the farmout lands. Pursuant to the farmout agreement, we exercised our option on April 12, 2006 to elect to drill a test well at an estimated cost of $750,000 during 2007.

Santa Rosa Dome Project, Mendoza Province, Argentina

We hold a 17.52% working interest in the Santa Rosa Dome project in the Mendoza province of Argentina. We, along with our joint operating partners, Oromin Explorations Ltd. (“Oromin”) and Ottoman Energy Ltd. (“Ottoman”), anticipate the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. The Santa Rosa Project is a 7,694 square kilometer exploration block located in the eastern part of the prolific Cuyana Basin in Argentina’s Mendoza Province. The Cuyana Basin has already produced about 970 million barrels of oil from fields located in the western half of the basin. The eastern part of the basin is under-explored due to the presumed absence of structures capable of trapping significant hydrocarbons. The Santa Rosa concession, however, contains a domal structure of over 220 square kilometers that may lie on a likely hydrocarbon migration fairway. The dome has not yet been tested by drilling. Seismic work carried out by Oromin indicates the likely presence of reservoir quality rocks over the structure with a regional seal covering the entire area. The exploration work comprises some further seismic modeling and the drilling of two or three wells on or near the crest of the dome. Oromin and Ottoman anticipate that the drilling program will take place towards the end of 2007, depending on the timing of the final award of the concession and on rig availability. Oromin currently owns 82.48% of the concession and we hold a 17.52% working interest in the project.

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

Recent Developments

Effective on October 11, 2006, Stephen Sharpe resigned from our Board of Directors and on the same day Thomas A. Page, Richard Collato, and John Stiska were appointed to our Board of Directors. On March 26, 2007, Daniel Schreiber resigned from our Board of Directors and on the same day Robert B. Fields was appointed to our Board of Directors. New committee chairs and members are as follows:

Committees
Board Member:	Audit	Compensation	Nominating and Governance

John Stiska	Chair	Member	-
Thomas Page	Member	Chair	-
Richard Collato	-	Member	Chair
Robert B. Fields	-	-	Member
Dr. Kenneth Druck	-	Member	Member

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

On November 2, 2006, Dynamo Energy filed a complaint for October 2004 compensation claims related to overriding royalty claims for projects in North America. We intend to vigorously defend this lawsuit. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome.

Effective on February 22, 2007, we increased our authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock pursuant to an amendment to our Certificate of Incorporation. The amendment and the related increase in authorized shares was approved by our Board of Directors and also by our stockholders at our Special Meeting of Stockholders held on February 19, 2007. We increased our authorized shares to, among other things, provide sufficient shares of our common stock that will be issuable in connection with our acquisition of Peace Oil as described below.

Per the terms of the November 15, 2005 Voting Trust Agreement, Surge’s voting control of 7.550 million Deep Well Oil & Gas (Alberta), Ltd. terminated which reduced Surge voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

On March 2, 2007, our Canadian subsidiary, Cold Flow Energy ULC, completed its acquisition of Peace Oil Corp., a corporation incorporated under the laws of Alberta, Canada pursuant to the November 30, 2006 Stock Purchase Agreement, as amended, we entered into with Cold Flow, Peace Oil and the shareholders of Peace Oil. Cold Flow is owned entirely by 1294697 Alberta Ltd. (an entity we formed to consummate the acquisition of Peace Oil at the advice of our Canadian tax counsel), which, in turn, is owned entirely by us. Cold Flow purchased all of the issued and outstanding capital stock of Peace Oil for a total purchase price of CDN$16,350,000, which consist of CDN$6,350,000 payable in cash and promissory notes and as aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow.  Each Cold Flow exchangeable share is exchangeable into two shares of our common stock at any time for a period of five years from the closing of the acquisition. As a result of the acquisition, Peace Oil has become a wholly owned subsidiary of Cold Flow. If we are unable to raise sufficient capital to pay in full the secured promissory notes on or before their respective due dates, the assets of Peace Oil will be transferred automatically to an affiliate controlled by the former stockholders of Peace Oil pursuant to the provisors of the agreements executed in connection with the acquisition of Peace Oil Corp. Additionally, Surge will forfeit all cash monies advanced through that date.

Sales and Marketing

We remain in the development stage and have not had any oil and gas production or generated any revenues, nor do we have any customers.

Our primary objective is to identify, acquire and develop working interests in underdeveloped oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas on a worldwide basis, focusing mainly in Canada, the United States and Argentina. We currently hold the right to purchase interests in several foreign oil and gas prospects. We seek production and oil field development as our quickest way to establish and increase shareholder value.

Should we be successful in achieving production, the principal target customers for our crude oil and gas production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck oil and gas to storage, refining or pipeline facilities.

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

Government And Environmental Regulation

Foreign and domestic development, production and sale of oil are extensively regulated in Canada at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada and multiple state statutes and regulations where we intend to conduct operations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the US and Canada relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and have four (4) full -time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of March 31, 2007, we have four (4) full-time employees and we anticipate an employment base of seven (7) full-time employees during the next 12 months.

As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the SEC, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected

RISKS RELATED TO OUR COMPANY

We have a history of net operating losses.

We have a history of net operating losses and we will need to generate substantial revenue from production to achieve profitability. We may not be able to do so Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Expansion of our operations will require significant capital expenditures and dilution to existing shareholders for which we may be unable to provide sufficient financing.

Our business model contemplates expansion of our business by drilling on our existing properties and identifying and acquiring additional oil and gas properties. We intend to rely on external sources of financing to meet the capital requirements associated with the exploration and expansion of our oil and gas operations. We plan to obtain the future funding that we will need through debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms. To fund the oil development cost effort we anticipate raising a significant amount of capital which will result in substantial future dilution to existing shareholders.

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

Our company’s independent auditors have expressed a reservation that our company can continue as a going concern.

Our company’s independent auditors’ report on the December 31, 2006 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern. Our company's ability to continue as a going concern is dependent on our ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Our dependence on equity and debt financing raises substantial doubt about our ability to continue as a going concern.

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

On March 2, 2007, we acquired, through our indirect wholly-owned Canadian Subsidiary, Cold Flow Energy ULC, all of the issued and outstanding capital stock of Peace Oil Corp. In connection with that acquisition, Cold Flow issued four promissory notes consisting of (i) a promissory note in the principal amount of Cdn$1,500,000 with a maturity date of June 30, 2007, (ii) a promissory note in the principal amount of Cdn$1,000,000 with a maturity date of July 30, 2007, (iii) a promissory note in the principal amount of Cdn$1,500,000 with a maturity date of August 30, 2007, and (iv) a promissory note in the principal amount of Cdn$1,600,000 with a maturity date of December 31, 2007. The first three promissory notes listed above accrue interest at a rate of 7% per annum and are secured by various security interests in all of the assets and capital stock of Peace Oil Corp. The fourth promissory note does not accrue any interest and is unsecured. Currently, we must raise approximately Cdn$5.6 million to pay in full all of the promissory notes and approximately Cdn$4 million to pay in full the secured promissory notes. If we are unable to raise sufficient capital to pay in full the secured notes on or before their respective due dates, the assets of Peace Oil Corp. will be transferred automatically to an affiliate of the selling stockholders pursuant to the provisions of the agreements executed in connection with our acquisition of Peace Oil Corp. Such a transfer will result in the loss of our most significant asset, an undivided 30% working interest in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, which will have a material adverse effect on our operations, business and financial condition.

Additionally, Surge will forfeit all cash advances made to Peace Oil as a result of a breach of the interest-bearing promissory notes as of the date of such breach.

Our future performance is dependent upon our ability to identify, acquire and implement the strategy to develop oil properties for production or resale to larger oil field companies which may delay shareholder return on investment for years.

Our future performance depends upon our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves, generate revenues or find suitable acquirors of our properties. No assurance can be given that we will be able to find and develop or acquire reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business, or find suitable acquirors of our properties. Implementing the strategy to develop oil properties may delay shareholder return on investment for years due to the cost of infrastructure development and environmental impact study capital expenditure outlays.

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

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil reserves are ultimately discovered in commercial quantities for production capability or to attract the interest of larger oil field companies. We do not have an established history of locating and developing properties that have oil and gas reserves.

We are a development stage company implementing a new business plan.

In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas development business. As a result, we are a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS7”). We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception and the inception of our development stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2006 and 2005, we reported net losses of $15,926,093 and $8,731,209, respectively, and we cannot give any assurances that we can achieve profits from operations. For the period from inception of development stage through December 31, 2006, the Company has accumulated losses of $24,657,302. In addition, our consolidated financial statements for the year ended December 31, 2006, contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

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

•	we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures; and
•	the operator might not earn sufficient working interest based on required drilling activity which could impair the carrying value of the asset;
•	the operator might obtain additional financing which may further dilute our interest in the property as well as trigger additional asset impairment; and
•	if an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of our properties.

Information in this report regarding our future exploitation and development projects reflects our current intent and is subject to change.

Our current exploitation and development plans are described in our reports filed with the SEC. Whether we ultimately undertake an exploitation or development project will depend on the following factors:

•	availability and cost of capital both by the company and our planned majority partners;
•	receipt of additional seismic data or the reprocessing of existing data;
•	current and projected oil or natural gas prices;
•	reserve results could be less than our anticipated recovery rate range;
•	the costs and availability of drilling rigs and other equipment, supplies and personnel necessary to conduct these operations;
•	success or failure of activities in similar areas;
•	changes in the estimates of the costs to complete the projects;
•	changes in the estimates of potential production levels;
•	our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks;
•	decisions of our joint working interest owners and partners; and
•	market prices for our oil field assets could change and could vary when the development efforts and subsequent oil field values accrue.

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

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil drilling equipment to drill and develop our prospects to production or to attract the interest of larger oil field companies. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

Aboriginal peoples may make claims regarding the lands on which our operations are conducted.

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. If any aboriginal peoples file a claim asserting aboriginal title or rights to the lands on which any of our properties are located, and if any such claim is successful, it could have a material adverse effect on our operations.

The Energy Utilities Board (EUB) that governs our operations in Alberta, Canada has implemented a new directive (Directive 056) that the Alberta Government issued in its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The EUB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. If there are no outstanding concerns/objections, a confirmation of non-objection has been obtained if required. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

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

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We are currently evaluating insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

It may be time consuming, difficult and costly for us to develop and implement provisions of the Sarbanes-Oxley Act applicable to us, including the internal controls and reporting procedures required to be implemented for the first fiscal year ending on or after December 15, 2007. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls and other requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

The loss of key employees would materially adversely affect our ability to operate our business and implement our business plan.

Our business operations are managed by two key employees, David Perez, our Chief Executive Officer, and William Greene, our Chief Financial Officer. The loss of the services of such employees could seriously impair our business operations. We do not have key man life insurance on any of our executives. On April 22, 2006, Fred W. Kelly, our former Chief Executive Officer and the Chief Operating Officer of Signet, passed away. Mr. Kelly was a key operations executive and his death could have a negative effect on Signet’s operations and relationships with its vendors.

We are and may continue to be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation ("Dynamo"), in connection with an alleged breach of contract. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified our company that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint claim in San Diego County state court against the Company, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former CFO and Director. Litigation can involve complex factual and legal questions and its outcome is uncertain. Although it is not possible at this early stage to predict the likely outcome of this action, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows. See the discussion in the section under "Legal Proceedings" for a discussion of the Dynamo dispute.

RISKS RELATED TO OUR INDUSTRY

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development production activities and locating suitable acquirors of our properties, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

The oil and gas industry is highly competitive.

The oil and gas industry is highly competitive. We compete with oil and gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. In addition, we compete with other oil development firms in marketing their properties to other larger oil field operators. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

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

Changes in legislation and governmental regulations to which our business is subject are beyond our control and may adversely impact our business.

Our business is subject to various federal, state, provincial and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. Changes in regulations or shifts in political attitudes are beyond our control and may adversely impact our business. Operations may be affected in varying degrees by governmental regulations with respect to restrictions on production, price controls, export controls, income taxes and environmental legislations. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.

Our foreign operations involve substantial costs and are subject to certain risks because the oil and gas industries in the countries in which we operate are less developed.

The oil and gas industry in South America is not as developed as the oil and gas industry in North America. As a result, our exploration and development activities may take longer to complete and may be more expensive than similar operations in North America. The availability of technical expertise, specific equipment and supplies may be more limited than in North America. We expect that such factors will subject our international operations to economic and operating risks that may not be experienced in North American operations.

Our business is subject to local legal, political and economic factors which are beyond our control, which could impair our ability to expand our operations or operate profitably.

We expect to operate our business in Canada and Argentina, and to expand our operations into other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Central and South America have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

For instance, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.

Local legal and regulatory systems in which we operate may create uncertainty regarding our rights and operating activities, which may harm our ability to do business.

We are a company organized under the laws of the State of Delaware and are subject to United States laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

•	effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;

•	a higher degree of discretion on the part of governmental authorities;

•	the lack of judicial or administrative guidance on interpreting applicable rules and regulations;

•	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and

•	relative inexperience of the judiciary and courts in such matters.

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

RISKS RELATED TO OUR STOCK

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of April 13, 2007, in the aggregate, approximately 37.92% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Possibility of wide price swings and inaccurate pricing information could create a risk that stockholders will not be able to accurately assess the market value of our common stock.

While our stock trades over-the-counter and is quoted on the OTC Bulletin Board, a relative lack of liquidity or volume and the participation of only a few market makers makes it more likely that wide fluctuations in the quoted price of our common stock could occur. As a result, there is a risk that stockholders will not be able to obtain accurate price quotes or be able to correctly assess the market price of our stock. Increases in the volatility could also make it more difficult to pledge the common stock as collateral, if stockholders sought to do so, because a lender might also be unable to accurately value the common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Operating Leases

Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, California 92130. Commencing in November 2004 and continuing in 2006, we subleased office space in San Diego, California from a company owned by a previous director of the Company at a rent of $1,800 per month. In January 2006, we entered into a one year sublease agreement at this location. The monthly rent under this sublease is $4,094. Total rent and related expenses of $46,024 and $25,172 were charged to operating expenses for the years ended December 31, 2006 and 2005, respectively. Our Cold Flow subsidiary entered into a one year lease on July 18, 2006 which terminates on July 31, 2007 with a monthly base rent of $293 per month. Our facilities are in good condition for their intended use as an office.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

We commenced oil and gas exploration activities in February 2005. Accordingly, (1) we did not engage in any production activities during the fiscal years ended December 31, 2006 and 2005, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 (“SFAS 69”), and (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2006 and 2005 applicable to SFAS 69. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

Our oil and gas properties consist primarily of oil wells and a working interest in leasehold acreage, both developed and undeveloped. The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease or option as of December 31, 2006.

	Gross	Net Earned Acres	Net Effective Surge Equity Interest
Developed Acreage
Sawn Lake, Canada	None	None	None
Total	None	None	None
Undeveloped Acreage
Sawn Lake, Canada	44,480	11,520	3,145
Total	44,480	11,520	3,145

A developed acre is considered to mean those acres spaced or assignable to productive wells. A gross acre is an acre in which a working interest is owned; a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. The net effective Surge equity interest of 3,145 acres is net of Signet's 40% working interest in the Sawn Lake property and net of Surge's 27.3% equity interest in Signet.

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

As Signet obtains financing in the future, the Company may sustain additional dilution to it’s equity interest in Signet which may also result in an impairment.

More information about our oil and gas leases and interest in drilling rights are set forth in Item 1, Description of Business, above, incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), to obtain a right of first refusal on Dynamo’s prospects was never formalized by a signed agreement. On September 16, 2005 our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors.

On November 15, 2006, plaintiff Dynamo Energy Corporation filed a First Amended Complaint against Surge Global Energy Inc., Signet Energy Inc., Frederick C. Berndt and E. Jamie Schloss in the Superior Court of the State of California, County of San Diego, Case No. GIC 874973. Dynamo has alleged causes of action for Breach of Contract, Restitution, Declaratory Relief and Fraud. Dynamo's claims arise from an alleged agreement/contract in which Dynamo claims to be entitled to a finder's fee for certain acquisitions of oil and gas development opportunities in Canada that Surge was evaluating. In addition, Dynamo claims a 5% gross overriding royalty on all the petroleum and natural gas rights acquired in certain oil and gas transactions by Surge. Dynamo's complaint does not specify the amount of money they are seeking in this case. Surge is challenging the Complaint on jurisdictional grounds. The Superior Court has not yet made any ruling on the jurisdictional challenges to the Complaint.

As previously disclosed, our Board had determined that the proposed agreement with Dynamo had not been authorized by the Board. We intend to vigorously defend this lawsuit. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is quoted dually on the OTC Bulletin Board and the Pink Sheets under the trading symbol “SRGG.” The following table sets forth the high and low bid prices for our common stock for the periods indicated. Such quotations are taken from information provided by “Yahoo! Finance” and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2006	$0.87	$0.34
September 30, 2006	$2.15	$0.41
June 30, 2006	$4.18	$1.60
March 31, 2006	$4.15	$1.30

December 31, 2005	$1.90	$1.22
September 30, 2005	$1.85	$1.08
June 30, 2005	$3.12	$1.00
March 31, 2005	$3.84	$2.00

American Stock Transfer (38 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares.

As of April 13, 2007, we had 30,970,430 shares of common stock outstanding and approximately 1,200 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2006 and December 31, 2005, should be read in conjunction with the audited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not generated any revenues and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from February 2005 until July 6, 2006 on a consolidated basis. As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Financial Statements- Note C Investment in Signet for further discussion).

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18.990 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge will reflect its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006.

Effective July 6, 2006, the Company has recorded the investment in Signet using the equity method of accounting.  Upon deconsolidation, the Company valued the Signet investment at $11.936 million which resulted in a gain of $4.148 million which was recorded to the investment account with a corresponding credit to additional paid in capital.

Results of Operations

The Company had no revenues in the twelve months ended December 31, 2006 or 2005.

Total operating expenses as well as loss from operations for the twelve months ended December 31, 2006 compared to 2005 increased by $5.044 million to $14.452 million from $9.408 million in the prior period. Included within the $5.044 million increase is ($2.484) million of employee compensation costs, $959,000 in selling, general and administrative (SG&A) expenses, and $298,000 in increased depreciation and amortization expense and $6.271 million of impairment in investment. The increase in non-cash compensation cost of $555,000 in 2006 consisted of vested stock options related to employee compensation agreements. Included in the $959,000 SG&A increase was $727,000 in higher legal, audit and financing fees related to financing and registration activities, $290,000 related to increased employee headcount and compensation, offset by ($57,000) in other lower costs primarily to reduced commissions on finders fees. Depreciation and amortization increased $298,000 due to higher deferred financing amortization in 2006. The $6.271 million impairment increase in 2006 resulted from the lack of cold flow production potential as well as unearned working interests.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18.990 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge will reflect its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006 As a result, Equity in losses from affiliates increased by $1.043 million to $1.043 million for the twelve months ended December 31, 2006 from the zero in the prior period.

Net interest income (expense) for the twelve months ended December 31, 2006 and 2005 amounted to ($1.048) million and ($1.954) million, respectively. The decrease in interest expense was due to the non-reoccurring 2005 beneficial conversion feature notes payable and warrant expense.

Loss available to common stockholders increased by $7.195 million from a loss of $8.731 million in 2005 to $15.926 million in 2006 as a result of all the factors described above.

Liquidity and Capital Resources

As of December 31, 2006, we had a surplus in working capital of $950,000. For the year ended December 31, 2006, we had a net cash flow deficit from operating activities of $3.023 million, consisting primarily of year to date losses of ($15.926) million from continuing operations, $1.119 million of minority interest, adjusted by other non-cash charges of $1.043 million in share of affiliate loss from Signet, $4.779 million in employee compensation expense arising from stock options issued to employees and directors, $502,000 of loss on revaluation of warrant liability, $372,000 in depreciation and amortization, $818,000 in debt discount from Signet’s financing, $6.296 million in Signet equity interest impairment expenses and $211,000 in net increases and decreases in assets and liabilities primarily due to $291,000 decrease in other receivables.

For the year ended December 31, 2006, cash flow used in investing activities from continuing operations was $1.528 million due to $73,000 in fixed asset additions, $10,000 in deposits and $1.445 million in oil property investment consisting of $133,000 in investment in Peace Oil and $1.311 million in Signet.

For the year ended December 31, 2006, cash flow from financing activities were $3.250 million. During the year ended December 31, 2006, the Company received $3.150 million from stock subscription proceeds and $100,000 in option exercise proceeds.

In March 2006, the Company completed a Private Placement offering of 1,200,000 shares at $1.50 per share, which resulted in gross proceeds of $1,800,000. Warrants to purchase 1,200,000 shares at $2.00 per share with a five-year term were issued at the same time. There were no commissions payable for the issuance of these shares. The  attached warrants include Piggy-back registration rights.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties if the registration is not effective by March 28, 2007. Commissions totaling $135,000 resulted from the issuance of these shares. The Company filed an SB-2 registration of these shares of this Private Placement filed on December 20, 2006, within the required filing deadline of December 28, 2006.

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

The independent auditor's report on the Company's December 31, 2006 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We plan significant asset outlays that may involve a combination of cash, equity and debt to acquire additional oil properties as discussed in our Description of Business and General Overview. We do not currently have sufficient resources available to meet these acquisition needs. Other than the oil property acquisitions, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations.

Number of Employees

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and have four (4) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of March 31, 2007, we have four (4) full-time employees and we anticipate an employment base of seven (7) full-time employees during the next 12 months.

However, as we continue to expand, we will incur additional cost for personnel This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Inflation

Management believes that inflation has not had a material effect on our operations.

Off Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note A to the Consolidated Financial Statements.

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss is value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

NEW ACCOUNTING PRONOUNCEMENTS

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2007.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2007.

ITEM 13. EXHIBITS

Exhibit Number	Description

3(i).1
Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004)(1)

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007(11)

3(i).3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007(12)

3(ii)	Amended and Restated Bylaws of the Company(2)

10.1	Employment Agreement by and between the Company and David Perez dated November 30, 2004(1)

10.2	Sublease by and between the Company and Granite Financial Group dated November 22, 2004(1)

10.3	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005(1)

10.4	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005(1)

10.5	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005(3)

Exhibit Number	Description

10.6	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005(3)

10.7	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005(3)

10.8	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated July 17, 2005(1)

10.9
Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000(4)

10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005(1)

10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005(1)

10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005(1)

10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005(1)

10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005(1)

10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005(1)

10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005(1)

10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005(1)

10.18	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005(1)

10.19	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005(1)

Exhibit Number	Description

10.20	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005(1)

10.21	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005(5)

10.22	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005(5)

10.23	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005(1)

10.24	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005(1)

10.25	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005(1)

10.26	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005(1)

10.27	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005(1)

10.28	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005(1)

10.29	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (6)

10.30	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005(6)

10.31	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005(6)

10.32	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005(6)

10.33	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005(6)

10.34	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000(7)

Exhibit Number	Description

10.35	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000(7)

10.36	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000(7)

10.37	Form of Non-Employee Director Agreement(10)

10.38	Form of Nonstatutory Stock Option Agreement(10)

10.39	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006(10)

10.40	Securities Purchase Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006(8)

10.41	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006(8)

10.42	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz(8)

10.43	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz(8)

10.44	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006(8)

10.45	Employment Agreement between the Company and William Greene dated December 14, 2006(9)

10.46	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007(12)

10.47	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007(12)

10.48	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007(12)

10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007(12)

Exhibit Number	Description

10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007(12)

10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007(12)

10.52	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007(12)

10.53	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007(12)

10.54	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007(12)

10.55	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007(12)

10.56	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007(12)

21.0	Subsidiaries of Company

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 30, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2005.

(5)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on April 17, 2006.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2006.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2006.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2006.

(10)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 20, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

Dated: April 17, 2007	By:	/s/ David Perez
David Perez Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2007	By:	/s/ William Greene
William Greene Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Perez	Chairman of the Board, Chief Executive Officer and Director	April 17, 2007
/s/ William Greene	Chief Financial Officer	April 17, 2007
/s/ Chet Idziszek	Director	April 17, 2007
/s/ Robert B. Fields	Director	April 17, 2007
/s/ Kenneth Druck, Ph. D.	Director	April 17, 2007
/s/ Richard Collato	Director	April 17, 2007
/s/ Thomas A. Page	Director	April 17, 2007
/s/ John Stiska	Director	April 17, 2007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page No

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2006	F-3

Consolidated Statements of Losses for the Years Ended December 31, 2006 and 2005, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2006	F-4

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2006 and 2005, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2006
F-5 ~ F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2006	F-8 ~ F-9

Notes to Consolidated Financial statements	F-10 ~ F-32

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (the “Company”), as of December 31, 2006 and the related consolidated statements of losses, stockholders’ equity, and cash flows for the two years then ended, and for the period January 1, 2005 (date of inception of development stage) through December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the two years then ended, and for the period January 1, 2005 (date of inception of development stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Shared-Based Payment,” effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
March 21, 2007

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006
ASSETS
Current assets:
Cash and cash equivalents (Note A)	$1,527,073
Other receivable	129
Prepaid expense	25,914
Total current assets	1,553,116

Property and equipment, net (Note A)	16,918

Investment in Signet (Note C)	4,597,217
Investment in Peace Oil (Note D)	133,449

Total Assets	$6,300,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note E)	$603,540
Total current liabilities	603,540

Warrant liability (Note F)	2,309,400
Total long-term liabilities	2,309,400

Commitment and contingencies (Note L )	-

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note G)	-
Series B - none issued and outstanding (Note G)	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 30,587,097 shares issued and outstanding (Note G)	30,587
Additional paid-in capital	40,198,386
Accumulated other comprehensive income: Foreign currency translation adjustment	153,600
Accumulated deficit	(12,337,511)
Deficit from inception of development stage	(24,657,302)
Total stockholders' equity	3,387,760

Total liabilities and stockholders' equity	$6,300,700

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through December 31, 2006

Operating expenses:
Selling, general and administrative expenses	$3,003,780	$2,044,315	$5,048,095
Amortization of deferred compensation (Note H)	-	3,039,038	3,039,038
Non cash compensation to employees (Note H)	4,779,130	4,224,583	9,003,713
Depreciation and amortization	372,762	74,896	447,658
Oil and Gas impairment (Note B and C)	6,296,016	25,000	6,321,016
Total operating expenses	14,451,688	9,407,832	23,859,520

Loss from operations	(14,451,688)	(9,407,832)	(23,859,520)

Equity in losses from affiliates (Note C)	(1,043,085)	-	(1,043,085)
Net gain (loss) on revaluation of warrant liability (Note F)	(502,161)	70,900	(431,261)
Interest income (expense), net	(1,048,186)	(1,954,346)	(3,002,532)
Loss from operations, before income taxes, and minority interest	(17,045,120)	(11,291,278)	(28,336,398)

Provision for income taxes (Note K)	-	-	-
Loss before minority interest	(17,045,120)	(11,291,278)	(28,336,398)

Loss applicable to minority interest (Note C)	1,119,027	2,560,069	3,679,096

Loss available to common stockholders	$(15,926,093)	$(8,731,209)	$(24,657,302)

Other comprehensive income (loss): foreign currency translation loss	339,014	(185,414)	153,600

Comprehensive loss	$(15,587,079)	$(8,916,623)	$(24,503,702)

Loss per common share (basic and diluted) (Note J)	$(0.58)	$(0.36)	$(0.97)

Weighted average shares outstanding	27,360,878	24,262,535	25,437,728

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2006

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable (Note G)	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable (Note G)	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation (Note H)	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement (Note F)					(2,245,100)						(2,245,100)
Other stock options awards granted pursuant to employment agreement (Note H)	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc. (Note C)					6,890,785						6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2006

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R (Note H)	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement (Note F)	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense (Note H)					4,138,639						4,138,639
Other stock options awards granted pursuant to employment agreement (Note H)					640,491						640,491
Foreign currency translation adjustment	-	-	-	-		-	-	339,014	-	-	339,014
Net loss									(15,926,093)		(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through December 31, 2006
Cash flows from operating activities:
Net loss	$(15,926,093)	$(8,731,209)	$(24,657,302)
Minority interest	(1,119,027)	(2,560,069)	(3,679,096)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Share of affiliate loss	1,043,085	-	1,043,085
Depreciation and amortization	372,762	74,896	447,658
Impairment (Note B and C)	6,296,016	25,000	6,321,016
Amortization and write-off of debt discount - beneficial conversion feature of convertible debenture (Note G)	-	1,022,492	1,022,492
Amortization and write-off of discount attributable to warrants (Note G)	-	629,192	629,192
Stock options granted pursuant to employment agreement (Note H)	4,779,130	202,417	4,981,547
Amortization of deferred compensation costs (Note H)	-	3,039,038	3,039,038
Gain/loss on revaluation of warrant liability (Note F)	502,161	(70,900)	431,261
Debt discount	817,944	192,735	1,010,679
Founders stock	-	4,265,640	4,265,640
Increase/decrease in:
Other receivable	290,738	(418,834)	(128,096)
Prepaid expenses	(34,173)	(16,297)	(50,470)
Other assets	80,958	-	80,958
Accounts payable and accrued liabilities	(126,568)	587,171	460,603
Net cash used in operating activities	(3,023,067)	(1,758,728)	(4,781,795)

Cash flows from investing activities:
Purchase of property and equipment	(73,384)	(24,303)	(97,687)
Deposits	(9,913)	-	(9,913)
Capital expenditures in oil and gas properties	(1,444,708)	(10,324,225)	(11,768,933)
Asset retirement obligation	-	51,273	51,273
Oil leases	-	6,314,820	6,314,820
Deduct Signet June 2006 cash balance	(5,626,405)	-	(5,626,405)
Net cash used in investing activities	(7,154,410)	(3,982,435)	(11,136,845)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note I)	3,150,000	1,100,000	4,250,000
Proceeds from the exercise of options (Note G)	100,000	25,000	125,000
Proceeds from convertible debenture (Note G and H)	-	1,710,000	1,710,000
Proceeds from notes payable, gross	-	10,421,933	10,421,933
Proceeds from Signet stock, net of costs and fees	-	1,769,602	1,769,602
Share Issuance costs	-	(124,987)	(124,987)
Deferred financing costs	-	(1,208,375)	(1,208,375)
Net cash provided by financing activities	3,250,000	13,693,173	16,943,173

Effect of exchange rates on cash and cash equivalents	342,605	-	342,605

Net (decrease) increase in cash and cash equivalents	(6,584,872)	7,952,010	1,367,138

Cash and cash equivalents at the beginning of the year	8,111,945	159,935	159,935

Cash and cash equivalents at the end the year	$1,527,073	$8,111,945	$1,527,073

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(A DEVELOPMENT STAGE COMPANY)

			For the period from
			January 1, 2005 (date
			of inception of
			development stage)
	2006	2005	through December 31, 2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture (Note G)		1,022,492	1,022,492
Amortization of discount attributable to warrants (Note G)		629,192	629,192
Stock options granted to Company officer pursuant to employment agreement (Note H)	4,779,130	202,417	4,981,547
Amortization of deferred compensation costs (Note H)		3,039,038	3,039,038
Gain on revaluation of warrant liability (Note F)	502,161	(70,900)	431,261
Common stock issued in exchange for convertible notes payable (Note G)		1,710,000	1,710,000

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.) and Cold Flow Energy ULC, collectively the “Company”.

As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note C - Investment in Signet for further discussion).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through December 31, 2006, the Company has accumulated losses of $24,657,302.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Depreciation expenses from operations amounted to $372,762 and $74,896 for the years ended December 31, 2006 and 2005, respectively. As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note C - Investment in Signet for further discussion). For the year ended December 31, 2006 and net of the deconsolidation entries, assets and accumulated depreciation values were reduced to correspond to the table listed below. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

December 31, 2006
Furniture	$23,506
Accumulated depreciation	(6,588)
Property and equipment, net	$16,918

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. For the year ended December 31, 2006, the Company recorded an impairment charge of $6,296,016 (Note C).

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

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the years ended December 31, 2006 and 2005, convertible debt and security, stock options and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti dilutive. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 27,360,878 and 24,262,535 for the year ended December 31, 2006 and 2005 respectively.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2006 and 2005, the Company incurred $112,770 and $101,827 advertising costs, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2006 and 2005.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company had no allowance for doubtful accounts at December 31, 2006.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $4,138,639, net of tax effect.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Losses. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Losses because the exercise price of the Company’s stock options granted to employees and directors approximated or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Losses for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the years ended December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure."

2005
Net loss - as reported	$(8,731,209)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss - Pro Forma	$(8,731,209)
Net loss attributable to common stockholders - Pro forma	$(8,731,209)
Basic (and assuming dilution) loss per share - as reported	$(0.36)
Basic (and assuming dilution) loss per share - Pro forma	$(0.36)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $14,451,688 and $9,407,832 for the year ended December 31, 2006 and 2005, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $949,576 as of December 31, 2006.

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

Sales of Subsidiary Stock

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsisary" (SAB 51), provides guidance on accounting for the effect of issuances of a subsidiary's stock on the parent's investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent's investment (SAB 51 credits or charges, respectively) either in income or in stockholders' equity. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to "additional paid-in capital" in stockholders' equity.

New Accounting Pronouncements

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE B - INVESTMENT IN MIRASOL GAS WELL

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by the Company’s Chief Financial Officer and Director. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to the Company all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the Mirasol oil and gas leases, in exchange for cash consideration paid by the Company in the amount of $25,000. Assignor has the right to recoup the first $400,000 from income derived from the gas well. As of December 31, 2006, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. In view of the delays in drilling this well, the Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005 as an impairment.

NOTE C - INVESTMENT IN SIGNET

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
On November 15, 2005, the Company distributed 5,100,000 shares of the subsidiary’s common stock to its founders, and 7,550,000 shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties The subsidiary was renamed Signet Energy, Inc. (“Signet”) in November 2005 in conjunction with the subsidiary’s financing activity. Signet became a minority owned subsidiary with the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a voting trust agreement. In July 2006, Signet completed a private placement transaction, and as a result of the financing and our election to not participate, our voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14% which assumes the exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of 7.550 million Deep Well Oil & Gas (Alberta), Ltd. terminated which reduced Surge voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

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

2006 Deconsolidation

In July 2006, Signet increased its outstanding shares following the completion of a C$ 18.990 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge will reflect its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006.
Considering the less than 50% interest in Signet as of July 6, 2006 and December 31, 2006, effective July 6, 2006, the Company has recorded the investment in Signet using the equity method of accounting.  Upon deconsolidation, the Company valued the Signet investment at $11.936 million which resulted in a gain of $4.148 million which was recorded to the investment account with a corresponding credit to additional paid in capital.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - INVESTMENT IN SIGNET (Continued)

Pro Forma Information

The following pro forma unaudited financial information has been prepared by management of Surge Global Energy, Inc., (the “Company”) in order to present consolidated financial results of operations of the Company as to give effect to the loss of control of Signet using the lower 27.3% equity interest The pro forma condensed consolidated statement of losses for the year ended December 31, 2006 and 2005 present pro forma results had the transaction taken place at January 1, 2005.

The pro forma information is based on historical financial statements giving effect to the loss of control using the equity method of accounting and the assumptions and adjustments in the accompanying notes to the pro forma financial statements. The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

	2006	2005	For the period from January 1, 2005 through December 31, 2006
Net Loss - (as reported)	$(15,926,093)	$(8,731,209)	$(24,657,302)
Adjustments:
Loss from Signet (prior to deconsolidation)	2,026,122	4,988,816	7,014,937
Loss applicable to minority interest	(1,119,027)	(2,560,069)	(3,679,096)
Equity losses from affiliate (27.3%)	(553,131)	(1,361,947)	(1,915,078)
Net Loss - proforma	$(15,572,129)	$(7,664,409)	$(23,236,539)
Loss per common share - Pro forma
(basic and diluted)	$(0.57)	$(032)	$(0.91)

2006 Impairment

Signet is a pre-production stage development enterprise whose sole activity is the delineation and development of an oil sand resource at its Sawn Lake property. Signet has drilled, completed and production tested three horizontal wells on Sawn Lake property. The objective of these wells was to determine the feasibility of conventional oil production from the property oil sands resource, which feasibility was not established by the production test. As a result of these factors, management recorded an impairment charge of $6,296,016 for the year ended December 31, 2006.

For the year ended December 31, 2006, Surge charged operations for $1,043,085 representing Surge's 27.30% share of Signet's loss. Both the impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.  The net investment in Signet at December 31, 2006 was $4,597,217 representing the Company’s 27.3% share of Signet’s December 31, 2006 net equity.

In December 2006, beyond working interests earned to date, the right to earn additional working interests in the Sawn Lake property acreage effectively ended. These rights expired as the drilling results and lack of cold flow to date on the property did not justify further horizontal development wells as required by the farmout agreement. Accordingly, an amendment to the farmout agreement to drill vertical delineation wells to earn additional working interests in the property was sought but not granted by Deep Well. In addition, in December 2006 Deep Well notified Signet that it was questioning Signet’s earnings on 12 of the total 18 sections claiming Signet failed to properly complete the well by not conducting the production testing as reasonably required under the Farmout Agreement.

As Signet obtains financing in the future, the Company may sustain additional dilution to its equity interest in Signet which may also result in further impairment.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - INVESTMENT IN SIGNET (Continued)

Equity Method

As described above, the Company uses the equity method to account for its investment in Signet effective July 6, 2006. Under the equity method of accounting, the Company's share of net income (loss) from Signet is reflected as an increase (decrease) in its investment accounts and is also recorded as equity loss from affiliates.

Summarized financial position and results of operations of Signet as of December 31, 2006 and for the year then ended are as follows:

2006

Current assets	$15,504,467
Non current assets	$12,476,338
Current liabilities	$9,844,637
Non current liabilities	$1,296,544

NOTE D - INVESTMENT IN PEACE OIL

On November 30, 2006, the Company entered into a Stock Purchase Agreement with Cold Flow Energy ULC, a corporation incorporated under the laws of Alberta, Canada (“Cold Flow”), Peace Oil Corp., a corporation incorporated under the laws of Alberta, Canada (“Peace Oil”), and shareholders of Peace Oil (the “Target Shareholders”). Cold Flow is a wholly owned subsidiary of the Company. Pursuant to the terms of the Stock Purchase Agreement, the parties agreed that Cold Flow will purchase all of the issued and outstanding shares of the capital stock of Peace Oil (the “Acquisition”) for a total purchase price of CDN$16,350,000, which consist of CDN$6,350,000 in cash and an aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow (the Exchangeable Shares”). On December 4, 2006, Cold Flow delivered an initial deposit of CDN$150,000, which deposit and any interest earned thereon will be deducted from the cash portion of the purchase price.

Since completion of the Acquisition was extended beyond January 18, 2007, Cold Flow made an additional deposit of CDN$450,000 into escrow prior to January 18, 2007, which additional deposit and any interest earned thereon will be deducted from the cash portion of the purchase price. On March 2, 2007, the Company completed its acquisition of Peace Oil Corp. In connection with the closing of the acquisition, the parties amended the Stock Purchase Agreement on March 2, 2007 to modify the payment of the purchase price such that CDN$5,600,000 of the cash portion of the purchase price is now payable in promissory notes issued by Cold Flow in favor of 1304146 Alberta Ltd., which is an entity formed by the shareholders of Peace Oil, and the remaining CDN$750,000 of the cash portion was paid in cash. In addition, through our indirectly-owned Canadian subsidiary, Cold Flow, we loaned CDN$250,000 to Peace Oil for retirement of its shareholder loans and paid CDN$20,000 of its legal fees incurred with this transaction. As a result of the acquisition, Peace Oil has become a wholly owned subsidiary of Cold Flow.

The Stock Purchase Agreements provide that the Company, Cold Flow, and Computershare Trust Company of Canada will enter into a Voting and Exchange Trust Agreement on the closing date and that the Company and Cold Flow will enter into a Support Agreement on the closing date (collectively with the Stock Purchase Agreement, the “Acquisition Agreements”). The Acquisition Agreements provide that each Exchangeable Share is exchangeable into two shares of the Company’s common stock at any time from the closing until five years after the closing. In addition, the Company may redeem all of the then outstanding Exchangeable Shares at any time on or after the third anniversary of the closing date at a redemption price equal to the sum of the market price of two shares of the Company’s common stock plus all declared but unpaid dividends payable to the Exchangeable Shares. Should Surge be unable to fulfill its remaining secured note payable obligations of approximately CDN$4 million due by August 30, 2007, all cash monies advanced through that date will be forfeited and all shares and warrants shall be returned to Surge.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D - INVESTMENT IN PEACE OIL (Continued)

The Stock Purchase Agreement provides a covenant by the Company to file with the SEC a registration statement registering the shares of the Company’s common stock issuable upon exchange of the Exchangeable Shares for resale by the Peace Oil shareholders. In addition, the Stock Purchase Agreement provides for representations and warranties, covenants regarding conduct of the parties prior to closing, and indemnification provisions typical of transactions involving the acquisition of a privately held company.

The Company recorded the initial December 2006 CDN$150,000 deposit ($133,449 in US$) to Peace Oil as an Investment in Peace Oil as of December 31, 2006.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 are as follows:

Accounts payable	$269,711
Accrued payroll, payroll expenses and taxes	43,105
Accrued expenses	290,724
Total	$603,540

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

Since the warrants are subject to certain registration rights, the Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3 to year 5 years, a risk free interest rate of 4.42% to 4.54%, an expected dividend yield of 0%, a volatility of 205% and a deemed fair value of common stock of $1.22 to $1.55 which was the closing price of the Company’s common stock on November 14 and November 30, 2005, respectively, and recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of December 31, 2005 of $1.45. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.35%, a volatility of 200% and a deemed fair value of common stock of $1.45, which was the closing price of the Company’s common stock on December 31, 2005. The difference of $70,900 between the fair value of the warrants as of December 31, 2005 and the previous valuation as of November 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements for the year ended December 31, 2005. Warrant liability at December 31, 2005 amounted $2,174,200.

The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on December 30, 2005. The Company was required to have received an effective registration no later than May 15, 2006 closing date or six months following each investor’s private placement date. Per the terms of the registration rights agreement and since the registration was not effective until May 30, 2006, the Company was obligated to reprice 1 million of the $1.00 warrant exercise price by $0.005 for each day the registration was not effective from May 15, 2006. As a result, the 1 million $1.00 warrants were repriced to $0.93. Upon the registration becoming effective on May 30, 2006, the fair value of the warrant liability on that date, totaling $3,787,861, was reclassified to permanent equity. The difference of $1,613,661 between the fair value of the warrants as of December 31, 2005 and May 30, 2006 has been recorded as a loss on revaluation of warrant liability, and included in the accompanying consolidated financial statements for the year ended December 31, 2006.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE F - WARRANT LIABILITY (Continued)

In November 2006, the Company completed a private placement which resulted in gross proceeds of $1,350,000 (Note G). In connection with this private placement, the Company also issued warrants to purchase an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.60 per share and a 5 year term as well as warrants to purchase an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.50 per share with a six month term.. The warrant exercise price is subject to a weighted average anti-dilution adjustment if the Company issues any shares of common stock for a consideration per share below the exercise price then in effect.

Concurrently, the Company entered into a Registration Rights Agreement with each of the purchasers. Pursuant to its terms, the Company agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the agreement. The Company filed the registration statement on December 20, 2006. In the event that the Company fails to cause the registration statement to be declared effective by the SEC within the effective deadline pursuant to the agreement, the Company agreed to pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement for any registrable securities then held by such holder.

Since the warrants are subject to certain registration rights, the Company recorded an initial warrant liability at grant date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of December 31, 2006 of $0.57. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of six months to 5 years, a risk free interest rate of 4.34% to 4.42%, an expected dividend yield of 0%, a volatility of 155% and a deemed fair value of common stock of $0.77 which was the closing price of the Company’s common stock on November 30, 2006. Initial warrant liability was valued at $3,420,900 on November 30, 2006.

At December 31, 2006, the Company revalued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield was left unchanged but the Company did apply a risk free interest rate range of 4.35% to 4.38%, a volatility of 155% and a deemed fair value of common stock of $0.57, which was the weighted average closing price based on trading volume of the Company’s common stock during the month of December 31, 2006. The decrease of $1,111,500 in the fair value of the warrants at December 31, 2006 from the previous valuation at November 30, 2006 has been recorded as a gain on revaluation of warrant liability for the year ended December 31, 2006. Warrant liability at December 31, 2006 amounted $2,309,400.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE G - CAPITAL STOCK (Continued)

In connection with the Asset Purchase Agreement in December 2004 (Note A), Duncan Hill, Inc., an entity controlled by the Company’s former Chief Executive Officer agreed to convey to the Company for cancellation of 5,000,000 shares of Series A Preferred Stock and 1,100,000 shares of Series B Preferred Stock, and to release the Company from all obligations for accumulated dividends thereon, in exchange for 6,100 shares of the Company's Common Stock. The Company has no preferred stock issued and outstanding at December 31, 2006 and 2005.

Common Stock

Effective on February 22, 2007, we increased our authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock pursuant to an amendment to our Certificate of Incorporation. As of December 31, 2006 and 2005, the Company has 30,587,097 and 26,277,097 shares of common stock issued and outstanding.

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

In August and October 2005, the Company issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes. The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company’s common stock. The Noteholders had the option to convert any unpaid note principal to the Company’s common stock at $2.25 per share anytime during the term of the note. In August 2005, the Company entered an agreement with the noteholders to reduce the conversion rate to $1.00 per share, and the noteholders advised the company of their intent to convert the Notes into common stock. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the convertible note in the amount of $1,022,492 (after adjustment for note amendment in August 2005) to additional paid-in capital and a discount against the convertible note.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $629,192 (after adjustment for the note amendment in August 2005) to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 174%. The debt discount attributed to the beneficial conversion feature and value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense. Upon the conversion of the $1,710,000 promissory notes to the Company’s common stock, all unamortized debt discount was charged to operations. The Company recorded non-cash interest expense in the amount of $1,651,684 during the year ended December 31, 2005 in connection with the $1,710,000 convertible notes.

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

In March 2006, the Company received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of common stock subscribed. In connection with this private placement, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to Piggy-back registration rights. The common shares subscribed were issued in April 2006.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE G - CAPITAL STOCK (Continued)

Common Stock (Continued)

While the Company no longer presents consolidated results for its equity interest in Signet, CDN$8.550 million of Signet debenture holders have an option to convert their debentures into Surge common stock. In November 2005, the Company’s equity affiliate Signet Energy, Inc., issued convertible promissory notes in exchange for aggregate gross proceeds of  CDN$8.550 million. During the quarter ended June 30, 2006, CDN$200,000 of promissory notes were converted to stock reducing total notes payable to CDN$8.350 million. Per the terms of the Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or Surge common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to Surge shares also increased Surge’s ownership percentage in Signet.

Other than the C$200,000 conversion that occurred during the quarter ended June 30, 2006, there have been no other conversions or a going public transaction during the year ended December 31,, 2006. Should the holder opt to convert to Surge common shares, the holder can only convert on either June 30 or December 31 in each year prior to the 2007 maturity date, at an exchange price of US$1.25.  The Surge U.S. Share Exchange Price shall be adjusted in accordance with specified anti-dilution clauses relating to changes in Surge U.S.’s share capital (including share splits, dividends, share consolidations, share dividends and similar recapitalizations) and other distributions of Surge U.S. Shares.

At December 31, 2006, had the Signet debenture holders elected to convert into Surge shares, the Company would have issued 6,680,000 of common shares in exchange for 8,350,000 shares of Signet. Accordingly, Surge’s equity interest in Signet would have increased from 27.30% to 39.28% while the Company’s aggregate voting interest, including indirect voting interests, in Signet would have increased from 47.15% to 55.57%.

There was no economic incentive for the Signet debenture holders to convert since the closing price of the Company’s common stock was $0.46 on December 31, 2006 and the conversion price was $1.25.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address pending SEC comments, the Company is obligated to provide and disclose Peace Oil financials as well as a pro forma of the combined companies. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note F).

We were unable to obtain an effectiveness of the Form SB-2 Registration Statement as of March 28, 2007. Subsequently, the investors have orally agreed to extend the time for the effectiveness of the Form SB-2 Registration Statement from March 28, 2007 to 120 days from the Amendment Agreement date. The investor's counsel has provided us with copies of the foregoing waiver and extension agreement, and has orally agreed to the terms, but the documents have not yet been signed by the investors.

NOTE H - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable (Note G). Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November 2005 financing (Note G). During 2006, the Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006 and 6,000,000 warrants in connection with an equity financing in November 2006. The following table summarizes the changes at December 31, 2006.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - WARRANTS AND STOCK OPTIONS (Continued)

Class A Warrants (Continued)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	$0.41	$0.50	3,000,000	$0.50
0.60	3,000,000	4.91	0.60	3,000,000	0.60
0.93	1,000,000	1.88	0.93	1,000,000	0.93
1.45	600,000	2.55	1.45	600,000	1.45
1.60	1,005,000	2.98	1.60	1,005,000	1.60
2.00	1,200,000	4.22	2.00	1,200,000	2.00
	9,805,000	$2.80	$0.93	9,805,000	$0.93

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$-
Granted	2,605,000	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.32
Granted	7,200,000	0.79
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	9,805,000	$0.93

In connection with the placement of the convertible notes in March 2005, the Company issued detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. In August 2005, the exercise price of the warrants was reduced to $1.60 per share. The Company recognized the value attributable to the warrants in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”) using the Black-Scholes pricing model.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - WARRANTS AND STOCK OPTIONS (Continued)

Class A Warrants (Continued)

In connection with a private placement in August 2005, the Company issued to the investors an aggregate of 150,000 warrants with Piggy-back registration rights. The exercise price of these warrants was above the fair value of the Company’s common stock at grant date, and accordingly no intrinsic value was measured.

In connection with a private placement in November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note F).

In connection with a private placement in March 2006, the Company issued to the investors an aggregate of 1,200,000 warrants with Piggy-back registration rights.

In connection with a private placement in November 2006, the Company issued to the investors an aggregate of 6,000,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s
Own Stock” (Note F).

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2006.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.001	300,000	9.79	$0.001	187,500	$0.001
0.25	700,000	0.64	0.25	700,000	0.25
0.45	429,000	9.92	0.45	429,000	0.45
0.50	1,200,000	9.79	0.50	300,000	0.50
0.65	4,605,555	7.46	0.65	4,422,222	0.65
1.00	387,530	8.71	1.00	387,530	1.00
1.11	1,200,000	9.55	1.11	377,778	1.11
1.35	19,279	7.93	1.35	19,279	1.35
1.50	178,727	9.20	1.50	178,727	1.50
1.55	511,112	9.21	1.55	222,222	1.55
3.50	80,000	1.94	3.50	80,000	3.50
	9,611,203	7.83	$0.73	7,304,258	$0.70

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options (Continued)

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	6,866,406	$0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64
Granted	4,500,600	0.94
Exercised (Note G)	(400,000)	0.25
Canceled or expired	(1,305,555)	1.12
Outstanding at December 31, 2006	9,611,203	$0.73

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company has originally accounted the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in the year ended December 31, 2004. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $3,039,038 was charged to operations during the year ended December 31, 2005.

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(8,731,209) and $(0.36) for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Unamortized deferred compensation of $3,981,947 resulted from the intrinsic value of the stock options at grant date was reversed and the employee stock options granted prior to, but not vested as of January 1, 2006, were valued based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. During the year ended December 31, 2006, total stock-based compensation expense charged to operations in connection with new grant and vested employee stock options was $4,138,639, net of tax effect.

In addition, the Company issued an aggregate of 600,600 and 387,530 stock options to its Chief Executive Officer as compensation for certain equity the Company issued during the year ended December 31, 2006 and 2005, respectively. The estimated value of the options granted during the year ended December 31, 2006 and 2005 was determined using the Black-Scholes option pricing model and the Company has charged to operations compensation expense of $640,491 and $202,418, respectively.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options (Continued)

During the year ended December 31, 2006, the Company granted additional 3,900,000 stock options to employees and directors. Terminations resulted in the cancellation of 1,305,555 and 337,778 employee stock options during the year ended December 31, 2006 and 2005, respectively

The weighted-average fair value of stock options granted to employees and directors during the years ended December 31, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.42 - 5.13%	2.80 - 4.52%
Expected stock price volatility	143 - 155%	169 - 178%
Expected dividend payout	-	-
Expected option life (in years)	5.0 to 10.0	3.0 to 10.0

Total compensation expense of $4,779,130 and $4,224,583 was charged to operations during the year ended December 31, 2006 and 2005, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by E. Jamie Schloss, a previous Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights the Company had pursuant to these leases expired in the third quarter of 2005. During the year ended December 31, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005 (Note B). In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The option expired in July 2006. On June 28, 2006, Mr. Schloss was terminated as CFO and replaced as a director by shareholder vote at the annual meeting on July 27, 2006.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I - RELATED PARTY TRANSACTIONS (Continued)

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005 our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. On November 15, 2006, plaintiff Dynamo Energy Corporation filed a complaint against the Company as well as previous officers (Note L).

The Company paid $135,000 and $171,000 in commissions to a Broker-dealer owned by Daniel Schreiber who was a named a Director of the Company in March, 2006, for the years ended December 31, 2006 and 2005, respectively.

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

On October 6, 2006, we entered into an agreement with Richard Collato, who is a member of our Board of Directors, as a consultant to provide business implementation strategies as well as locate and introduce three prospective appointees for our Board of Directors in exchange for a $6,000 monthly retainer. The agreement terminates at the earlier of project completion, the consultant’s 10-day written notice or the Company’s 30-day written notice. In addition to the monthly retainer, the consultant also earns other compensation as follows: $25,000 upon placement of each of three Board of Director appointee and $2,083.33 monthly for each month that the appointee serves for a maximum of twelve months. In addition, the consultant was granted 300,000 options with an exercise price of $0.001, with 150,000 options vesting immediately and 12,500 options vesting monthly over the next twelve months.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE J - EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2006	2005
Net loss available for common shareholders	$(15,926,093)	$(8,731,209)
Basic and fully diluted loss per share	$(0.58)	$(0.36)
Weighted average common shares outstanding (basic and assuming dilution)	27,360,878	24,262,535

For the year ended December 31, 2006 and 2005, 7,390,245 and 3,121,598 potential shares, respectively, were excluded from the shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE K - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $8,336,000, which expire through 2025 subject to limitations of Section 382 of the Internal Revenue Code, as amended. . The deferred tax asset related to the carry forward is approximately $2,834,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006 are as follows:

Non Current:
Net operating loss carry forward	$2,834,000
Less: valuation allowance	(2,834,000)
Net deferred tax asset	$-

NOTE L- COMMITMENTS AND CONTINGENCIES

Operating Leases

Commencing in November 2004 and in continuing in 2006, the Company subleased office space in San Diego, California from a company owned by a director of the Company at a monthly rental of $4,094.00 per month. In April 2006, the Company established Cold Flow Energy ULC as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities with monthly base rent of $293 per month. Total rent and related expenses of $46,024 and $25,172 were charged to operating expenses for the years ended December 31, 2006 and 2005 respectively.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE L- COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement

The Company has employment agreements with its Executives. In addition to salary and benefit provisions, the agreements include defined commitments should the Executives terminate employment with or without cause.

Chief Executive Officer: On November 30, 2004, the Company entered into a five year employment agreement with its Chief Operating Officer (“COO”), David Perez. Upon the resignation of Fred Kelly in January 2006, Mr. Perez became Chief Executive Officer and retained his title as Chairman of the Board of the Company. The term extends to ten years if net income before income taxes, as adjusted, exceeds $1,500,000 during any of the first three fiscal years ending on or after January 1, 2005. Base compensation will be $250,000 per year, with increases subject to the board or the compensation committee’s discretion. The performance bonus is equal to 5% of net income before income taxes, as adjusted, in excess of $500,000 for each fiscal year. Mr. Perez also receives an automobile allowance, term life insurance on his behalf, reimbursement of incurred legal expenses and other benefits. Mr. Perez’s stock options include 3,000,000 shares of common stock at an exercise price of $.65 per share. The option has a life of ten years. 1,000,000 of these shares vested immediately with the balance vesting monthly over two years.

Other stock options include 600,000 shares of common stock at an exercise price of $0.65 per share with a ten year life and vesting monthly over three years. In connection with his appointment to the Company's board on November 4, 2004, Mr. Perez was granted a five-year option to purchase 400,000 shares of common stock at an exercise price of $0.65 per share with 275,000 shares vesting immediately and the remaining 125,000 shares vesting on November 4, 2005 (Note G). For any additional equity the Company issues, Mr. Perez receives additional options for a number of shares equal to 14.3% of, subject to exceptions for stock dividends, stock splits, shares issued to employees, directors and consultants pursuant to board-approved compensation plans, shares issued in a public offering, shares issued for business combinations and up to 200,000 shares issued to certain vendors. The additional options exercise price is equal to the price the issued securities sold or deemed sold, immediately vest and have a ten year life (Note H). All options are subject to continuing service with the Company.  In November, 2005, Mr. Perez received 850,000 shares in Signet Energy, Inc.

Chief Financial Officer: In July 2003, the Company entered into an agreement with Jamie Schloss as its acting Chief Financial Officer and his affiliated company Castle Rock Resources to provide consulting and related services to assist the Company in locating oil and gas properties on a non-exclusive contract basis. The agreement provided the Company with a 30 day right of first refusal on each prospect property. The affiliated company received options to purchase 400,000 shares at $25 per share. Mr. Schloss exercised these options in August 2006. For wells proposed by the affiliated company and drilled by the Company, the affiliated company received a management fee of $5,000 per month. In addition, the affiliated company will oversee operations and finances for such wells. For all cash raised by the affiliated company on behalf of the Company, the affiliated company was to receive a 10% finder's fee and reimbursement of certain expenses. The finder's fee is payable in cash or stock at the affiliated company's option. The affiliated company had a right in certain circumstances to require registration under the Securities Act for the resale of the shares could have been purchased upon exercise of its stock option. The agreement expired on July 21, 2006. On December 9, 2004 the Company granted Mr. Schloss a 10-year option to purchase 400,000 shares at $0.65 per share and vesting in 36 equal monthly installments (Note H). In December 2005, the Company agreed to compensate Mr. Schloss at the salary of $80,000 per annum. On June 28, 2006, Mr. Schloss was terminated with William Greene appointed as CFO.

William Greene was appointed as Chief Financial Officer in June 2006. Mr. Greene is entitled to an annual salary of $180,000, plus medical benefits. He is entitled to 400,000 options with a ten year term at an exercise price of $1.11 per share, vesting monthly on a pro rata basis over a three-year period, and otherwise subject to our employee stock option plan. If Mr. Greene is terminated as a result of a change in control, then all outstanding options become vested immediately. Upon termination without cause, the Company will pay Mr. Greene the balance of his contract and pro rate his options based on the date of departure.  Stock option awards include 400,000 options received in July 2006 and fully valued at $676,000 per FAS123R and a vested 2006 cost of $131,444 per FAS 123R. For the period ended December 31, 2006, no options have been exercised.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a pension plan, available to full-time employees. The pension plan is a non-contributory defined contribution plan. The 401(k) plan provides for discretionary employee contribution of up to 100% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code or $15,000 for the year ended December 31, 2006. In the year ended December 31, 2006, discretionary Company contributions totaling $73,000 were made to the 401(k) saving plan and pension plan and resulted in an equal and corresponding reduction to base salaries to leave total gross compensation unchanged. The Company had no 401(k) savings plan and pension plan in effect for the year ended December 31, 2005.

Total expense relative to these plans for the years ended December 31, 2006 and 2005 was $1,585 and $0, respectively.

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company shareholders and directors. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), to obtain a right of first refusal on Dynamo’s prospects was never formalized by a signed agreement. On September 16, 2005 our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors.

On November 15, 2006, plaintiff Dynamo Energy Corporation filed a First Amended Complaint against Surge Global Energy Inc., Signet Energy Inc., Frederick C. Berndt and E. Jamie Schloss in the Superior Court of the State of California, County of San Diego, Case No. GIC 874973.  Dynamo has alleged causes of action for Breach of Contract, Restitution, Declaratory Relief and Fraud.  Dynamo's claims arise from an alleged agreement/contract in which Dynamo claims to be entitled to a finder's fee for certain acquisitions of oil and gas development opportunities in Canada that Surge was evaluating.  In addition, Dynamo claims a 5% gross overriding royalty on all the petroleum and natural gas rights acquired in certain oil and gas transactions by Surge.  Dynamo's complaint does not specify the amount of money they are seeking in this case.  Surge is challenging the Complaint on jurisdictional grounds.  The Superior Court has not yet made any ruling on the jurisdictional challenges to the Complaint.

As previously disclosed, our Board had determined that the proposed agreement with Dynamo had not been authorized by the Board. We intend to vigorously defend this lawsuit. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome.

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

NOTE M - GOING CONCERN MATTERS
The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $14,451,688 and $9,407,832, respectively. Subsequent to December 31, 2006, the Company made payments that totaled approximately $747,000 towards its Peace Oil acquisition commitments (see Note D). These factors among others may indicate that the Company will be unable to continue as a going concern .

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE M - GOING CONCERN MATTERS (Continued)

The Company has historically used debt and equity financing to fund its operations. Until such time as we are able to generate significant cash flows from operations, we will be required to continue our reliance on investor financing and debt to fund our operations. In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that we can meet our obligations and sustain operations. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.