Form 10QSB
period 2007-03-31
Surge Global Energy, Inc.
filed 2007-05-21
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
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

As of May 21, 2007, the Registrant had 28,970,430 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$683,438
Other receivable	1,287
Prepaid expense	25,475
Total current assets	710,200

Property and equipment, net	21,436

Investment in Signet (Note B)	4,329,476
Investment in Peace Oil (Note C)	14,443,011

Total Assets	$19,504,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$989,918
Notes Payable (Note C)	4,848,798
Redeemable Preferred Shares (Note C)	8,654,700
Cash advances from Joint Venture Partner (Note D)	316,316
Total current liabilities	14,809,732

Commitment and contingencies (Note J)	-

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note G)	-
Special Voting Preferred; 1 share outstanding (Note G)	-
Series B - none issued and outstanding (Note G)	-
Common stock, par value $.001 per share; 200,000,000 shares authorized; 30,970,430 shares issued and outstanding (Note G)	30,970
Additional paid-in capital	43,070,190
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	140,183
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(26,209,440)
Total stockholders' equity	4,694,391

Total liabilities and stockholders' equity	$19,504,123

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Three Months Ending		development
	March 31		stage) through
	2007	2006	March 31, 2007
Operating expenses:
Selling, general and administrative expenses	$793,142	$649,270	$5,841,236
Amortization of deferred compensation	-	-	3,039,038
Non cash compensation to employees	470,921	1,441,367	9,474,634
Depreciation and amortization	1,670	190,174	449,328
Oil and Gas impairment	-	-	6,321,016

Total operating expense	1,265,733	2,280,811	25,125,252
-
Loss from operations	(1,265,733)	(2,280,811)	(25,125,252)

Equity in losses from affiliates	(267,741)	-	(1,310,826)
Net (loss) on revaluation of warrant liability (Note E)	-	(3,665,860)	(431,261)
Interest (expense), net	(18,665)	(543,118)	(3,021,197)

Loss from continuing operations, before income taxes and minority interest	(1,552,139)	(6,489,789)	(29,888,536)
-
Provision for income taxes	-	-	-

Loss before minority interest	(1,552,139)	(6,489,789)	(29,888,536)

Loss applicable to minority interest	-	539,075	3,679,096

Loss available to common shareholders	$(1,552,139)	$(5,950,714)	$(26,209,440)

Other comprehensive income (loss): foreign currency translation gain (loss)	(13,417)	14,637	140,183

Comprehensive loss	$(1,565,556)	$(5,936,077)	$(26,069,257)

Loss per common share (basic and diluted)	$(0.05)	$(0.23)	$(1.01)

Weighted average shares outstanding	30,838,393	26,277,097	25,823,250

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
THROUGH MARCH 31, 2007
(UNAUDITED)
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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2007
(UNAUDITED)
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.	-	-	-	-	6,890,785	-	-	-	-	-	6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	-	$26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954
Reverse of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on Investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to Equity Method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock option awards granted pursuant to employement agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-	-	-	-	339,014	-	-	339,014
Net loss	-	-	-	-	-	-	-	-	(15,926,093)	-	(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,512)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,867
Employee stock option expense	-	-	-	-	470,921	-	-	-	-	-	470,921
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Foreign currency translation adjustment	-	-	-	-	-	-	-	(13,417)	-	-	(13,417)
Net loss	-	-	-	-	-	-	-	-	(1,552,139)	-	(1,552,139)
Balance at March 31, 2007	-	$-	30,970,430	$30,970	$43,070,190	$-	$-	$140,183	$(26,209,440)	$(12,337,512)	$4,694,392

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Three Months Ending		development
	March 31		stage) through
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net Loss	$(1,552,139)	$(5,950,714)	$(26,209,440)
Minority interest	-	(539,075)	(3,679,096)

Adjustments to reconcile net loss to net cash (used in )operating activities:
Share of affiliate loss	267,741	-	1,310,826
Depreciation and amortization	1,531	190,174	449,189
Impairment	-	-	6,321,016
Amortization and write-off of debt discount - beneficial conversion feature of convertible debenture	-	394,203	1,022,492
Amortization and write-off of discount attributable to warrants	-	-	629,192
Non cash compensation	470,921	1,441,367	5,452,468
Amortization of deferred compensation costs	-	-	3,039,038
Gain/loss on revaluation of warrant liability	-	3,665,860	431,261
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	(1,158)	(132,095)	(129,254)
Prepaid expense	439	2,887	(50,031)
Other assets	-	(9,512)	80,958
Accounts payable and accrued liabilities	386,378	(207,797)	846,981
Net cash used in operating activities	(426,287)	(1,144,702)	(5,208,081)

Cash flows from investing activities:
Purchase of property and equipment	(6,049)	(53,907)	(103,736)
Deposits			(9,913)
Capital expenditures in oil and gas properties	-	(450,022)	(11,768,933)
Asset retirement obligation	-	-	51,273
Oil leases	-	-	6,314,820
Cash acquired in connection with Peace Oil acquisition	302,089	-	302,089
Cash paid in connection with Peace Oil acquisition	(747,164)	-	(747,164)
Acquisition cost paid in connection with Peace Oil acquisition	(44,673)	-	(44,673)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash used in investing activities	(495,797)	(503,929)	(11,632,642)

Cash flows form financing activities
Proceeds from the sale of common stock and stock subscription, net of costs and fees	-	1,800,000	4,250,000
Proceeds from exercise of options	91,867	-	216,865
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share Issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash provided by financing activities	91,867	1,800,000	17,035,038

Effect of exchange rates on cash and cash equivalents	(13,417)	51,041	329,188

Net increase (decrease) in cash and cash equivalents	(843,635)	202,410	523,503

Cash and cash equivalents at the beginning of the period	1,527,073	8,111,945	159,935

Cash and cash equivalents at the end of the period	$683,438	$8,314,355	$683,438

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Three Months Ending		development
	March 31		stage) through
	2007	2006	March 31, 2007
Supplemental Disclosures of Cash Flow Information:	$-	$-	$-
Cash paid during the period for interest	-	-	-
Cash paid during the period for taxes

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	394,203	1,022,492
Amortization of discount attributable to warrants	-	-	629,192
Stock options pursuant to employment agreement	470,921	1,441,367	5,452,468
Amortization of deferred compensation costs	-	-	3,039,038
Loss on revaluation of warrant liability	-	3,665,860	431,261
Common stock issued in exchange for convertible notes payable	-	-	1,710,000

Acquisition of Peace Oil (Note C):
Cash acquired	$302,089	$-	$302,089
Investment in Peace Oil	14,309,562	-	14,443,011
Liability assumed - cash advance from joint venture partner	(316,316)	-	(316,316)
Redeemable preferred shares	(8,654,700)	-	(8,654,700)
Notes payable	(4,848,798)	-	(4,848,798)
Direct acquisition costs paid	(44,673)	-	(44,673)
Net cash paid for acquisition	$(747,164)	$-	$(880,613)

See accompanying notes to unaudited consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), and Cold Flow Energy ULC, Peace Oil Corp. (see Note C) and 1294697 Alberta Ltd., (collectively the “Company”).

As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note B - Investment in Signet for further discussion).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through March 31, 2007, the Company has accumulated losses of $26,209,440.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangments. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Adoption of New Accounting Pronouncements

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock”. In December 2006, the FASB approved FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. In adopting FSP EITF 00-19-2 accounting pronouncement on January 1, 2007, the Company reclassified $2,309,400 of the warrant liability to stockholders' equity (additional paid in capital).

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the investee’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the investee including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, the Company’s share of the earnings or losses of these investees is included in the equity income (loss) section of the consolidated statements of operations.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $1,552,139 and $6,489,789 for the three months ended March 31, 2007 and 2006, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $14,099,532 as of March 31, 2007.

Sales of Subsidiary Stock

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary" (“SAB 51”), provides guidance on accounting for the effect of issuances of a subsidiary's stock on the parent's investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent's investment (SAB 51 credits or charges, respectively) either in income or in stockholders' equity. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to "additional paid-in capital" in stockholders' equity.

NOTE B - INVESTMENT IN SIGNET

History

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement (the”Farmout Agreement”) with Deep Well Oil & Gas, Inc. ( ”Deep Well”) and Northern Alberta Oil, Ltd., ( “NAOL”) . The Farmount Agreement provided that the Company was initially obligated to drill two test wells on the Sawn Lake Property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At the time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two test wells were producing. Surge Global Energy (Canada) Ltd., was a wholly-owned subsidiary of the Company until November 15, 2005.

On November 15, 2005, the Company distributed 5,100,000 shares of the subsidiary’s common stock to its founders, and 7.550 million shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties. The subsidiary was renamed Signet Energy, Inc. (“Signet”) in November 2005 in conjunction with the subsidiary’s financing activity. Signet became a minority owned subsidiary with the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a voting trust agreement. In July 2006, Signet completed a private placement transaction, and as a result of the financing and our election to not participate, our voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14% which assumes the exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of the 7.550 million Deep Well shares terminated which reduced Surge voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

The Company originally paid a total of $2,000,000 in 2005 to Deep Well and NAOL for the Sawn Lake lease rights and in addition issued 7,550,000 shares of Signet common stock in place of one third of the Company’s shares to perfect the rights under the Farmout Agreement and to settle all claims with Deep Well and NAOL. The Signet shares were valued at $6,314,820 for financial statement purposes pursuant to SAB 51.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

2006 Deconsolidation

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18.990 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge has reflected its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006 as well as for the three months ended March 31, 2007.

Considering the less than 50% interest in Signet as of July 6, 2006, effective July 6, 2006, the Company has recorded the investment in Signet using the equity method of accounting.  Upon deconsolidation, the Company valued the Signet investment at $11.936 million which resulted in a gain of $4.148 million which was recorded to the investment account with a corresponding credit to additional paid in capital.

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

For the year ended December 31, 2006, Surge charged operations for $1,043,085 representing Surge's 27.30% share of Signet's loss. Both the impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.  The net investment in Signet at December 31, 2006 was $4,597,217 representing the Company’s 27.3% share of Signet’s December 31, 2006 net equity. For the quarter ended March 31, 2007, Surge charged operations for $267,741 representing Surge's 27.30% share of Signet's loss, which was reflected as a reduction to the Signet investment.  The net investment in Signet at March 31, 2007 was $4,329,476 representing the Company’s 27.3% share of Signet’s March 31, 2007 net equity.

In December 2006, beyond working interests earned to date, the right to earn additional working interests in the Sawn Lake property acreage effectively ended. These rights expired as the drilling results and lack of cold flow to date on the property did not justify further horizontal development wells as required by the Farmout Agreement. Accordingly, an amendment to the Farmout Agreement to drill vertical delineation wells to earn additional working interests in the property was sought but not granted by Deep Well. In addition, in December 2006, Deep Well notified Signet that it was questioning Signet’s earnings on 12 of the total 18 sections claiming Signet failed to properly complete the well by not conducting the production testing as reasonably required under the Farmout Agreement.

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

Summarized financial position of Signet as of March 31, 2007 are as follows:

March 31, 2007

Current assets	$15,145,724
Non current assets	$12,476,123
Current liabilities	$382,229
Non current liabilities	$11,558,870

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE C - INVESTMENT IN PEACE OIL

On November 30, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cold Flow Energy ULC, a corporation incorporated under the laws of Alberta, Canada (“Cold Flow”), Peace Oil Corp., a corporation incorporated under the laws of Alberta, Canada (“Peace Oil”), and shareholders of Peace Oil (the “Target Shareholders”). Cold Flow is a wholly owned subsidiary of the Company. Pursuant to the terms of the Stock Purchase Agreement, Cold Flow purchased all of the issued and outstanding shares of the capital stock of Peace Oil (the “Acquisition”) for a total purchase price of CDN$16,350,000, which consisted of CDN$6,350,000 in cash and an aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow (the “Exchangeable Shares”). On December 4, 2006, Cold Flow delivered an initial deposit of CDN$150,000, which deposit and any interest earned thereon was deducted from the cash portion of the purchase price.

Since completion of the Acquisition was extended beyond January 18, 2007, Cold Flow made an additional deposit of CDN$450,000 into escrow prior to January 18, 2007, which additional deposit and any interest earned thereon was deducted from the cash portion of the purchase price. On March 2, 2007, the Company completed the Acquisition of Peace Oil. In connection with the closing of the Acquisition, the parties amended the Stock Purchase Agreement on March 2, 2007 to modify the total purchase price by CDN$270,000 to CDN$16,620,000 to retire CDN$250,000 in shareholder loans and reimburse Peace Oil for CDN$20,000 in legal fees incurred with the Acquisition. On March 2, 2007, the Company made an additional deposit of CDN$420,000, which additional deposit and any interest earned thereon was deducted from the cash portion of the purchase price to total CDN$1,020,000 in deposits. CDN$5,600,000 of the cash portion of the purchase price is now payable in promissory notes issued by Cold Flow in favor of 1304146 Alberta Ltd., which is an entity formed by the shareholders of Peace Oil, with CDN$4,000,000 in secured notes and CDN$1,600,000 as an unsecured note. As a result of the acquisition, Peace Oil has become a wholly owned subsidiary of Cold Flow.

Pursuant to the Stock Purchase Agreement, the Company, Cold Flow, and Olympia Trust Company of Canada entered into a Voting and Exchange Trust Agreement on the closing date and the Company and Cold Flow entered into a Support Agreement on the closing date (collectively with the Stock Purchase Agreement, the “Acquisition Agreements”). The Acquisition Agreements provide that each of the 8,965,380 Exchangeable Shares are exchangeable into two shares of the Company’s common stock at any time from the closing until five years after the closing. In addition, the Company may redeem all of the then outstanding Exchangeable Shares at any time on or after the third anniversary of the closing date at a redemption price equal to the sum of the market price of two shares of the Company’s common stock plus all declared but unpaid dividends payable to the Exchangeable Shares. Should Surge be unable to fulfill its remaining secured note payable obligations of CDN$4 million due by August 30, 2007, all cash monies advanced through that date will be forfeited and all shares and warrants shall be returned to Surge.

As part of the Peace Oil transaction, on March 2, 2007 we also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share contingent upon the Company completing the final secured note payable of CDN$1,500,000 on August 30, 2007 . The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. The issuance of the Exchangeable Shares, the subsequent issuance of the shares of our common stock upon the exchange of the Exchangeable Shares, and the warrant are exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

The Stock Purchase Agreement provides a covenant by the Company to file with the SEC a registration statement registering the shares of the Company’s common stock issuable upon exchange of the Exchangeable Shares for resale by the Peace Oil shareholders. In addition, the Stock Purchase Agreement provides for representations and warranties, and indemnification provisions typical of transactions involving the acquisition of a privately held company.

The Acquisition of Peace Oil was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company's common stock issued as a part of the Acquisition was determined based on the most recent price of the Company's common stock on the day immediately preceding the announcement date. The results of operations for Peace Oil have been included in the Consolidated Statements of Operations since the date of Acquisition.  The components of the purchase price were as follows:

Redeemable Preferred shares	$8,654,700
Cash	880,613
Notes Payable	4,848,798
Direct acquisition costs	44,673
Total purchase price	$14,428,784

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$302,089
Investment in Peace Oil	14,443,011
Liability assumed- cash advances from joint venture	(316,316)
Net assets acquired	$14,428,784

Due to its recent date of Acquisition, the purchase price allocation to investment in Peace Oil is based upon preliminary data that is subject to adjustment and could change significantly.

Peace Oil and 1304146 Alberta Ltd. entered into a Royalty Agreement dated March 2, 2007 ("Royalty Agreement") that provides for the security interest for the payment of CDN$4,000,000 of the purchase price in the Acquisition. In the Royalty Agreement, Peace Oil granted to 1304146 Alberta Ltd. a non-convertible absolute gross overriding royalty, which comprises an interest in the petroleum substances in the lands of Peace Oil in the Red Earth area of Alberta. The gross volume of petroleum substances comprising the overriding royalty is quantified as follows: for crude oil, 50% of the gross monthly production of crude oil produced from each oil well; for natural gas, 50% of the gross monthly production of natural gas produced from each gas well; and for all other petroleum substances, 50% of the gross monthly production thereof from each well. All security interests and the Royalty Agreements will be extinguished upon payment of CDN$4,000,000.

Pro Forma Information

The following pro forma unaudited financial information has been prepared by management of the Company in order to present consolidated financial results of operations of the Company as to give effect to the loss of control of Signet using the lower 27.3% equity interest and the pro forma combination of Peace Oil. The pro forma condensed consolidated statement of losses for the three months ended March 31, 2007 and 2006 present pro forma results had the transaction taken place at January 1, 2005.

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

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period from January 1, 2005 through March 31, 2007
Net Loss - (as reported)	$(1,552,139)	$(5,950,714)	$(26,209,440)
Adjustments:
Loss from Peace Oil	(60,921)	(40,247)	(5,921,527)
Loss from Signet (prior to deconsolidation)	-	968,514	5,957,329
Loss applicable to minority interest	-	(539,075)	(3,099,144)
Equity losses from affiliate (27.3%)	-	(264,404)	(1,626,351)
Net Loss - pro forma	$(1,613,060)	$(5,825,926)	$(30,899,133)
Loss per common share - Pro forma
(basic and diluted)	$(0.05)	$(0.22)	$(1.00)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE D - CASH ADVANCES FROM JOINT VENTURE

Prior to the Acquisition (Note C), in December 2005, Peace Oil entered into a “Joint Venture Agreement” (“Joint Venture”) with North Peace Energy, Inc. (“North Peace”) to develop and exploit their joint Red Earth oil field property (“JV Lands”) located in Alberta, Canada. In exchange for completing the drilling program by December 14, 2006, consisting of drilling six vertical test wells and completing and testing select wells as well as providing strategic geologic and petroleum engineering services, Peace retained a 30% interest in the JV Lands. North Peace earned a 70% interest in the JV Lands and was obligated to fund CDN$10 million in land acquisition and development costs. Thereafter, Peace is obligated to contribute 30% of all future development efforts based on the joint development plan and North Peace contributes 70% to future development costs. The Joint Venture specified that Peace would provide operations and accounting support until North Peace’s CDN$10 million in land acquisition and development costs were spent or until December 14, 2006, whichever was first. Upon completing the CDN$10 million land acquisition and drilling program by December 14, 2006, North Peace is obligated to provide operational and accounting support. As of March 31, 2007, the Joint Venture had capitalized land and development costs $7,208,334 and $5,305,508, respectively.

The Company uses the equity method to account for its investment in the Joint Venture. Under the equity method of accounting, the Company's share of net income (loss) from the Joint Venture is reflected as an increase (decrease) in its investment accounts and is also recorded as equity loss from affiliates. As of December 31, 2006, North Peace had contributed 100% of the funds required for the land acquisition and development costs.

Summarized financial position of the Joint Venture at March 31, 2007 are as follows:

March 31, 2007

Current Assets	$4,700,000
Non current Assets	8,350,000
Current Liabilities	972,000

As of March 31, 2007, the Company had received a cash advance in excess of the Joint Venture cash call obligations of $316,316.

NOTE E - WARRANT LIABILITY

November 2005 Private Placement

In November 2005, the Company completed a private placement which resulted in gross proceeds of $800,000. In connection with this private placement, the Company sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and an exercise price ranging from equal to $1.00 to $1.45. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on December 30, 2005 and an amended registration statement was filed on May 5, 2006. The Company was required to have received an effective registration no later than May 15, 2006.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Per the terms of the registration rights agreement and since the registration was not effective until May 30, 2006, the Company was obligated to reprice 1 million of the $1.00 warrant exercise price by $0.005 for each day the registration was not effective from May 15, 2006. As a result, the 1 million $1.00 warrants were repriced to $0.93. Upon the registration statement becoming effective on May 30, 2006, the fair value of the warrant liability on that date, totaling $3,787,861, was reclassified to permanent equity.

November 2006 Private Placement

In November 2006, the Company completed a private placement which resulted in gross proceeds of $1,350,000. In connection with this private placement, the Company also issued warrants to purchase an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.60 per share and a 5 year term as well as warrants to purchase an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.50 per share with a six month term.. The warrant exercise price is subject to a weighted average anti-dilution adjustment if the Company issues any shares of common stock for a consideration per share below the exercise price then in effect.

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

In December 2006, the FASB approved FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. In adopting FSP EITF 00-19-2 accounting pronouncement on January 1, 2007, the Company reclassified $2,309,400 of the warrant liability to permanent equity.

NOTE F - REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil Corp. (“Peace Oil”) acquisition, on March 2, 2007, Cold Flow Energy ULC (“Cold Flow”) issued 8,965,380 exchangeable shares (“Exchangeable Shares”) to the Peace Oil shareholders, each of which is exchangeable into two shares of Surge common stock or a total of 17,930,780 Surge common shares. At the closing of such acquisition, the Exchangeable Shares were valued $8,654,700. The Exchangeable Shares are entitled to a dividend corresponding to any dividend, whether cash, stock or otherwise, declared on any shares of Surge common stock. The Board of Directors of Surge did not authorize a dividend rate for the periods presented in these financial statements. Cold Flow is restricted from taking certain actions, including, without limitation, declaring or paying dividends on Cold Flow shares, redeeming Cold Flow shares, or issuing any shares of capital stock of Cold Flow senior to the Exchangeable Shares, without the approval of the holders of the Exchangeable Shares. Upon a liquidation, dissolution, bankruptcy or winding up of Cold Flow, Exchangeable Shares receive an amount equal to two times the then current market value of a share of Surge common stock (plus any declared, but unpaid, dividends declared on Surge shares) per share before any distribution to common shareholders.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Except for limited voting rights with respect to approvals of amendments to the Acquisition Agreements and other related agreements, the Exchangeable Shares are not entitled to any voting rights. Holders of Exchangeable Shares may cause Cold Flow to redeem Exchangeable Shares for a purchase price equal to two times the current market price of Surge common stock (determined by the average of the closing bid and asked prices of Surge common stock during a period of 20 consecutive trading days ending not more than three trading days before the date requested for retraction by a holder) plus any declared, but unpaid, dividends on Surge shares. Such purchase price may be satisfied by delivering two shares of Surge common stock and payment for any such dividends. The Exchangeable Shares are also subject to redemption by Cold Flow, following the third anniversary of the closing of the acquisition of Peace Oil.

Cold Flow had 8,965,380 Exchangeable Shares issued and outstanding at March 31, 2007 and zero at March 31, 2006. Since a holder of Exchangeable Shares can cause a redemption of shares at any time, the Company has classified the redemption amount of $8,654,700 as a current liability.

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

The Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (“Series B”) $0.001 par value to Duncan Hill, Inc. in 1997. The Series B stock has the same voting privileges as the Common Stock. Each share of Series B stock is convertible into one share of the Company's Common stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The Series B stock is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B stock has a liquidation preference of $0.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $0.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the time the Series B stock was outstanding.

In connection with the Asset Purchase Agreement in December 2004, Duncan Hill, Inc., an entity controlled by the Company’s former Chief Executive Officer, agreed to convey to the Company for cancellation of 5,000,000 shares of Series A Preferred Stock and 1,100,000 shares of Series B stock, and to release the Company from all obligations for accumulated dividends thereon, in exchange for 6,100 shares of the Company's common stock.

In connection with the Peace Oil acquisition, for the three months ended March 31, 2007, the Company’s Cold Flow subsidiary had 8,965,390 preferred shares issued and outstanding. The Company had no preferred stock issued and outstanding at March 31, 2006.

On March 2, 2007, we issued one share of our Special Voting Preferred Stock to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The preferred stock was issued in connection with our acquisition of Peace Oil. The issuance of the preferred stock is exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock.

Common Stock

Effective on February 22, 2007, we increased our authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation. As of March 31, 2007, the Company has 30,970,430 shares of common stock issued and outstanding. Subsequent to March 31, 2007, the Company exchanged 2 million shares for debt to reduce our outstanding shares to 28,970,430 shares (see Note K - Subsequent Events).

The Company is not currently subject to any contractual arrangements, which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's common stock in excess of $0.05 per share per year so long as any preferred stock remains outstanding unless all accrued and unpaid dividends on preferred stock has been set apart and there are no arrearages with respect to the redemption of any preferred stock.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

In August and October 2005, the Company issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes (“Notes”). The Company entered into a Note and Warrant Purchase Agreement with investors (“Noteholders”) on March 17, 2005 for the issuance of an aggregate of $1,710,000 of Notes, and attached to the Notes were warrants to purchase 855,000 shares of the Company’s common stock. The Noteholders had the option to convert any unpaid Note principal to the Company’s common stock at $2.25 per share anytime during the term of the Note. In August 2005, the Company entered an agreement with the Noteholders to reduce the conversion rate to $1.00 per share, and the Noteholders advised the Company of their intent to convert the Notes into common stock. In accordance with Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Notes in the amount of $1,022,492 (after adjustment for Note amendment in August 2005) to additional paid-in capital and a discount against the Notes.  In accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $629,192 (after adjustment for the Note amendment in August 2005) to additional paid-in capital and a discount against the Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 174%. The debt discount attributed to the beneficial conversion feature and value of the warrants issued is amortized over the Note’s maturity period (one year) as interest expense. Upon the conversion of the Notes to the Company’s common stock, all unamortized debt discount was charged to operations. The Company recorded non-cash interest expense in the amount of $1,651,684 during the year ended December 31, 2005 in connection with the $1,710,000 Notes.

In November 2005, the Company issued an aggregate of 800,000 shares of common stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that were subject to registration rights and penalties if the registration is not effective by May 15, 2006.  Per the terms of the registration rights agreement and since the registration was not effective until May 30, 2006, the Company was obligated to reprice 1 million of the $1.00 warrant exercise price by $0.005 for each day the registration was not effective from May 15, 2006. As a result, the 1 million $1.00 warrants were repriced to $0.93. The registration statement was effective on May 30, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note E).

In March 2006, the Company received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of common stock subscribed. In connection with this private placement, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to piggy-back registration rights. The common shares subscribed were issued in April 2006.

In June 2006, the Company issued 160,000 shares in exchange for CDN$200,000 in convertible debt related to the Signet subsidiary and charged the Signet investment for US$178,618.

In June 2006, 450,000 shares were returned for services not completed related to the acquisition of Phillips & King International Inc. during August 2000.

In July 2006, the Company issued 400,000 shares of common stock to a former Company officer and director in connection with stock options exercised at $0.25 per share for net proceeds of $100,000.

While the Company no longer presents consolidated results for its equity interest in Signet, CDN$8.550 million of Signet debenture holders have an option to convert their debentures into Surge common stock. In November 2005, Signet issued convertible promissory notes in exchange for aggregate gross proceeds of CDN$8.550 million. During the quarter ended June 30, 2006, CDN$200,000 of promissory notes were converted to stock reducing total notes payable to CDN$8.350 million. Per the terms of the Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or Surge common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to Surge shares also increased Surge’s ownership percentage in Signet.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Other than the CDN$200,000 conversion that occurred during the quarter ended June 30, 2006, there have been no other conversions or a going public transaction during the year ended December 31, 2006. Should the holder opt to convert to Surge common shares, the holder can only convert on either June 30 or December 31 in each year prior to the November 2007 maturity date, at an exchange price of US$1.25 (the “Surge U.S. Share Exchange Price”).  The Surge U.S. Share Exchange Price shall be adjusted in accordance with specified anti-dilution clauses relating to changes in Surge’s share capital (including share splits, dividends, share consolidations, share dividends and similar recapitalizations) and other distributions of Surge’s shares.

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

There was no economic incentive for the Signet debenture holders to convert as the closing price of the Company’s common stock was $0.46 on December 31, 2006 and the Surge U.S. Share Exchange Price was $1.25.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address pending SEC comments, the Company provided and disclosed Peace Oil financials as well as a pro forma of the combined companies in an 8-K/A filed on May 16, 2007. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Note E).

We were unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, the investors agreed to extend the time for filing of the registration statement until 30 days from the date of the Amendment Agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the Amendment Agreement date (see Note K - Subsequent Events). As of the date of this filing, we have not filed a registration statement and, as a result, we have incurred one instance of monthly liquidated damages, equal to 2% of such net proceeds described above, which may be assessed on a monthly basis and accrue interest if not timely paid.

In January 2007, the Company issued 383,333 shares of common stock to two of the Company’s Directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867.

NOTE H - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable. Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November 2005 financing. During 2006, the Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006 and 6,000,000 warrants in connection with an equity financing in November 2006. The Company issued no warrants in the three months ended March 31, 2007. The following table summarizes the changes at March 31, 2007.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	0.66	$0.50	3,000,000	$0.50
0.60	3,000,000	5.16	0.60	3,000,000	0.60
0.93	1,000,000	1.63	0.93	1,000,000	0.93
1.45	600,000	2.31	1.45	600,000	1.45
1.60	1,005,000	2.73	1.60	1,005,000	1.60
2.00	1,200,000	3.97	2.00	1,200,000	2.00
	9,805,000	2.86	$ 0.93	9,805,000	$ 0.93

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$ -
Granted	2,605,000	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$ 1.32
Granted	7,200,000	0.79
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	9,805,000	$ 0.93
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	9,805,000	$ 0.93

In connection with the placement of the convertible notes in March 2005, the Company issued detachable warrants granting the holders the right to acquire 855,000 shares of the Company’s common stock at $4.00 per share. In August 2005, the exercise price of the warrants was reduced to $1.60 per share. The Company recognized the value attributable to the warrants in accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF - 0027”) using the Black-Scholes pricing model.

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

As part of the Peace Oil transaction, on March 2, 2007 the Company is obligated to issue warrants to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share contingent upon the Company completing the final secured note payable of CDN$1.5 million on August 30, 2007 (see Note C). The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. The issuance of the Cold Flow Exchangeable Shares, the subsequent issuance of the shares of our common stock upon the exchange of the Exchangeable Shares, and the warrant are exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	100,000	9.79	$0.001	25,000	$0.001
0.25	700,000	0.39	0.25	700,000	0.25
0.37	400,000	9.98	0.37	33,333	0.37
0.45	429,000	9.67	0.45	429,000	0.45
0.50	1,016,667	9.54	0.50	416,667	0.50
0.65	4,605,555	7.22	0.65	4,472,222	0.65
1.00	387,530	8.47	1.00	387,530	1.00
1.11	900,000	9.30	1.11	511,111	1.11
1.35	19,279	7.68	1.35	19,279	1.35
1.50	178,727	8.91	1.50	178,727	1.50
1.55	511,112	8.96	1.55	255,556	1.55
3.50	80,000	1.69	3.50	80,000	3.50
	9,327,870	7.51	$ 0.73	7,508,425	$ 0.72

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	6,866,406	$ 0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$ 0.64
Granted	4,500,600	0.94
Exercised	(400,000)	0.25
Canceled or expired	(1,305,555)	1.12
Outstanding at December 31, 2006	9,611,203	$ 0.73
Granted	400,000	0.37
Exercised	(383,333)	0.24
Canceled or expired	(300,000)	1.11
Outstanding at March 31, 2007	9,327,870	$ 0.73

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. During the three months ended March 31, 2007 and 2006, total stock-based compensation expense charged to operations in connection with new grant and vested stock options granted to employees, officers and directors was $470,921 and $1,441,367, respectively, net of tax effect.

During the three months ended March 31, 2007, the Company granted 400,000 stock options to a new director and cancelled 300,000 options resulting from a director resignation. Options exercised totaled 383,333 during the three months ended March 31, 2006.

The weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%	4.49 - 4.72%
Expected stock price volatility	157%	170 - 190%
Expected dividend payout	-	-
Expected option life (in years)	10.0	5.0 to 10.0

NOTE I - RELATED PARTY TRANSACTIONS

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005, our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. On November 15, 2006, plaintiff Dynamo Energy Corporation filed a complaint against the Company as well as previous officers (Note J).

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Other than holding all outstanding shares of Peace Oil Corp., Cold Flow currently has minimal assets and liabilities and incurred $21,300 of investor relations and office related expenses in the three months ended March 31, 2007.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

On November 15, 2006, plaintiff Dynamo Energy Corporation (“Dynamo”) filed a First Amended Complaint (the “Complaint”) against Surge Global Energy, Inc., Signet Energy, Inc., Frederick C. Berndt and E. Jamie Schloss in the Superior Court of the State of California, County of San Diego, Case No. GIC 874973.  Dynamo has alleged causes of action for Breach of Contract, Restitution, Declaratory Relief and Fraud.  Dynamo's claims arise from an alleged agreement/contract in which Dynamo claims to be entitled to a finder's fee for certain acquisitions of oil and gas development opportunities in Canada that Surge was evaluating.  In addition, Dynamo claims a 5% gross overriding royalty on all the petroleum and natural gas rights acquired in certain oil and gas transactions by Surge.  Dynamo's Complaint does not specify the amount of money they are seeking in this case.  Surge is challenging the Complaint on jurisdictional grounds.  The Superior Court has not yet made any ruling on the jurisdictional challenges to the Complaint.

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

NOTE K - SUBSEQUENT EVENTS

As previously disclosed in our Current Report on Form 8-K filed on December 4, 2006, which is incorporated herein by reference, we previously entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) pursuant to which we sold 2,000,000 shares of our common stock at a purchase price of $0.45 per share. Pursuant to the Securities Purchase Agreement, we also issued to Gemini a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.60 per share and with a term of five years and a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share with a term of six months which is 45 days after the effective registration statement. Concurrently, we also entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Gemini pursuant to which we agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the agreement.

Effective as of April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement with Gemini (the “Exchange Agreement”). The Exchange Agreement amends the filing date of the registration statement under the Registration Rights Agreement to be the 30th calendar day after the date of the Exchange Agreement and the effectiveness date to be the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provides a waiver by Gemini of any liquidated damages due under the Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provides for the sale and issuance by us of a Convertible Note (“Convertible Note”) at 0% interest in the principal amount of $1,150,000 to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to the Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also covers an additional $250,000 of cash consideration from Gemini. Our obligations under the Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants, but no longer include the surrendered shares. As a result of the Exchange Agreement, Gemini retains all previously issued warrants.

The Convertible Note has a maturity date of May 1, 2008. The holder has the right to convert all or any part of the outstanding and unpaid principal amount of the note into shares of our common stock at a conversion price of $0.37 per share, subject to antidilution adjustment if we issue securities for a consideration per share less than the conversion price on the date of such issuance or sale. In the event of a default or a change in control, the holder has the right to have all or any portion of the unpaid principal amount, plus any accrued and unpaid interest, redeemed by us at a redemption price equal to 120% of the unpaid principal amount of the note being redeemed plus all accrued and unpaid interest (the “Redemption Price”). Upon satisfaction of certain equity conditions, we have the right to redeem all but not less than all of the unpaid principal amount of the note at the Redemption Price.

On April 19, 2007we revised the Stock Purchase Agreement with Peace Oil to extend the registration of their shares from April 18, 2007 until July 5, 2007.

1 million shares and 2 million warrants issued to Mr. Fritz in November 2006 are subject to a repurchase agreement with Granite Financial Group dated April 24, 2007.

On April 16, 2007, the Company, Peace Oil and the Peace Oil shareholders amended the Peace Oil Stock Purchase Agreement to postpone the Peace Oil stock registration to the earlier of July 5, 2007 or within three (3) business days following the Company’s closing of a financing sufficient to pay in full the First promissory note of CDN$1.5 million due June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

As used in this quarterly report on Form 10-QSB, “we,” “us,” “our,” “Surge “ and our “Company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”) and Peace Oil Corp. ("Peace Oil"), unless the context otherwise requires.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2007 and the comparable period ending March 31, 2006, should be read in conjunction with the unaudited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from their inception, February 2005, until March 31, 2007 and Peace Oil operations from their inception, March 2, 2007, until March 31, 2007 on a consolidated basis.

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

We are a Delaware corporation dually traded on the OTC Bulletin Board and the Pink Sheets under the symbol SRGG. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com.

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

In February 2005 we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd. On November 15, 2005, we changed its name to Signet Energy, Inc. (“Signet”). On November 14, 2005, Signet issued CDN$8,550,000 of 7% convertible debentures. As a result of the initial financing and related transactions, our ownership interest in Signet was initially reduced to approximately 47.3%. Subsequent offerings consisted of CDN$3,700,000 convertible at CDN$1.00 per share of 7% convertible debentures and a CDN$2,080,000 flow through share offering reduced our ownership percentage to approximately 44.3% of Signet on an undiluted basis and approximately 28.3% on a fully diluted basis if all convertible notes issued in connection with prior financings are converted into shares of Signet and all employee stock options are exercised.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18.9 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending March 31, 2007. Due to the change in influence on Signet’s operations, Surge will reflect its Signet operations as an equity investment effective March 31, 2007

In April 2006, the Company established Cold Flow Energy ULC (“Cold Flow”) as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. Other than holding all outstanding shares of Peace Oil Corp., Cold Flow currently has minimal assets and liabilities and incurred $21,300 of investor relations and office related expenses in the three months ended March 31, 2007.

In March 2007, we acquired Peace Oil Corp. through our Cold Flow subsidiary.

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

Surge Global Energy Projects

Red Earth, Alberta, Canada

In December 2005, Peace Oil entered into a “Joint Venture Agreement” (“Joint Venture”) with North Peace Energy, Inc. (“North Peace”) to develop and exploit their joint Red Earth oil field property (“JV Lands”) located in Alberta, Canada. In exchange for completing the drilling program by December 14, 2006, consisting of drilling six vertical test wells and completing and testing select wells as well as providing strategic geologic and petroleum engineering services, Peace Oil retained a 30% interest in the JV Lands. North Peace earned a 70% interest in the property and was obligated to fund CDN$10 million in land acquisition and development costs. Thereafter, Peace Oil is obligated to contribute 30% of all future development efforts based on the joint development plan and North Peace contributes 70% to future development costs. The Joint Venture specified that Peace Oil provided operations and accounting support until North Peace’s CDN$10 million in land acquisition and development costs were spent or until December 14, 2006, whichever was first. Upon completing the CDN$10 million land acquisition and drilling program by December 14, 2006, North Peace is obligated to provide operational and accounting support.

On March 2, 2007, Surge acquired Peace Oil (see Note C). Surge anticipates obtaining the 2007 development and drilling plan from North Peace during the second quarter of 2007.

Santa Rosa Dome Project, Mendoza Province, Argentina

We hold a 17.52% working interest in the Santa Rosa Dome project (the "Santa Rosa Project") in the Mendoza province of Argentina. We, along with our joint operating partners, Oromin Explorations Ltd. (“Oromin”) and Ottoman Energy Ltd. (“Ottoman”), anticipate the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. The Santa Rosa Project is a 7,694 square kilometer exploration block located in the eastern part of the prolific Cuyana Basin in Argentina’s Mendoza Province. The Cuyana Basin has already produced about 970 million barrels of oil from fields located in the western half of the basin. The eastern part of the basin is under-explored due to the presumed absence of structures capable of trapping significant hydrocarbons. The Santa Rosa Project, however, contains a domal structure of over 220 square kilometers that may lie on a likely hydrocarbon migration fairway. The dome has not yet been tested by drilling. Seismic work carried out by Oromin indicates the likely presence of reservoir quality rocks over the structure with a regional seal covering the entire area. The exploration work comprises some further seismic modeling and the drilling of two or three wells on or near the crest of the dome. Oromin and Ottoman anticipate that the drilling program will take place towards the end of 2007, depending on the timing of the final award of the concession and on rig availability. Oromin currently owns 82.48% of the Santa Rosa Project and we hold a 17.52% working interest in the Santa Rosa Project.

In November 2005, Ottoman Energy Ltd. agreed to acquire a 32.48% working interest in the Santa Rosa Project from Oromin whereby Ottoman will spend US$1,400,000 on exploration to fully earn their working interest in the Santa Rosa Project. Thereafter, Ottoman can acquire an additional 8.76% interest from Oromin to increase its interest to 41.24% (the equivalent of Oromin’s interest) by incurring a further expenditure of US$897,381. Oromin and Ottoman expect the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each.

If we make all capital contributions to the Santa Rosa Project, we would be obligated to make additional payments over a twelve month period, payable monthly, of $297,381 in an initial cash call to preserve our interest in the Santa Rosa Project, and $190,617 in a secondary cash call to fund expected Santa Rosa Project exploration costs. In view of the delays in drilling this well, the Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005.

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

Per the terms of the November 15, 2005 Voting Trust Agreement, Surge’s voting control of 7.550 million shares in Deep Well Oil & Gas (Alberta), Ltd. terminated which reduced Surge voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

On March 2, 2007, our Canadian subsidiary, Cold Flow Energy ULC ("Cold Flow"), completed its acquisition of Peace Oil Corp., a corporation incorporated under the laws of Alberta, Canada ("Peace Oil") pursuant to the November 30, 2006 Stock Purchase Agreement, as amended, we entered into with Cold Flow, Peace Oil and the shareholders of Peace Oil ("Stock Purchase Agreement"). Cold Flow is owned entirely by 1294697 Alberta Ltd. (an entity we formed to consummate the acquisition of Peace Oil at the advice of our Canadian tax counsel), which, in turn, is owned entirely by us. Cold Flow purchased all of the issued and outstanding capital stock of Peace Oil for a total purchase price of CDN$16,350,000, which consisted of CDN$6,350,000 payable in cash and promissory notes and as aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow ("Exchangeable Shares").  Each Cold Flow Exchangeable Share is exchangeable into two shares of our common stock at any time for a period of five years from the closing of the acquisition. As a result of the acquisition, Peace Oil has become a wholly owned subsidiary of Cold Flow. If we are unable to raise sufficient capital to pay in full the secured promissory notes on or before their respective due dates, the assets of Peace Oil will be transferred automatically to an affiliate controlled by the former stockholders of Peace Oil pursuant to the provisors of the agreements executed in connection with the acquisition of Peace Oil. Additionally, Surge will forfeit all cash monies advanced through that date.

As previously disclosed in our Current Report on Form 8-K filed on December 4, 2006, we previously entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) pursuant to which we sold 2,000,000 shares of our common stock at a purchase price of $0.45 per share. Pursuant to the Securities Purchase Agreement, we also issued to Gemini a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.60 per share and with a term of five years and a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share with a term of six months which is 45 days after the effective registration statement. Concurrently, we also entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Gemini pursuant to which we agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the agreement.

Effective as of April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement with Gemini (the “Exchange Agreement”). The Exchange Agreement amends the filing date of the registration statement under the Registration Rights Agreement to be the 30th calendar day after the date of the Exchange Agreement and the effectiveness date to be the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provides a waiver by Gemini of any liquidated damages due under the Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provides for the sale and issuance by us of a Convertible Note at 0% interest in the principal amount of $1,150,000 ("Convertible Note") to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to the Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also covers an additional $250,000 of cash consideration from Gemini. Our obligations under the Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants, but no longer include the surrendered shares. As a result of the Exchange Agreement, Gemini retains all previously issued warrants.

The Convertible Note has a maturity date of May 1, 2008. The holder has the right to convert all or any part of the outstanding and unpaid principal amount of the note into shares of our common stock at a conversion price of $0.37 per share, subject to antidilution adjustment if we issue securities for a consideration per share less than the conversion price on the date of such issuance or sale. In the event of a default or a change in control, the holder has the right to have all or any portion of the unpaid principal amount, plus any accrued and unpaid interest, redeemed by us at a redemption price equal to 120% of the unpaid principal amount of the note being redeemed plus all accrued and unpaid interest (the “Redemption Price”). Upon satisfaction of certain equity conditions, we have the right to redeem all but not less than all of the unpaid principal amount of the note at the Redemption Price.

 Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes our critical accounting policies. See a complete list of significant accounting policies in Note A to the Consolidated Financial Statements.

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

Results of Operations

For The Three Month Periods Ending March 31, 2007 And March 31, 2006:

The Company had no revenues in the three months ended March 31, 2007 or 2006.

Total operating expenses as well as loss from operations for the three months ended March 31, 2007 compared to 2006 decreased by $1.015 million to $1.266 million from $2.281 million in the prior period. Included within the ($1.015) million decrease is ($970,000) of employee compensation costs, $130,000 in higher selling, general and administrative (SG&A) expenses, and ($188,000) in decreased depreciation. The decrease in non-cash compensation cost of $970,000 in 2006 was the result of fewer option grants compared to the prior period. Included in the $130,000 SG&A increase was $270,000 in higher legal, audit and insurance expense related to financing, acquisition and registration activities, offset by ($140,000) in other lower costs primarily to reduced promotion costs. Depreciation and amortization decreased ($188,000) due to the change to the equity method in accounting for Signet (see Note B).

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18.990 million financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge reflected its Signet operations as an equity investment using the 27.30% equity interest effective for the three months ended March 31, 2007 As a result, equity in losses from affiliates increased by $267,000 for the three months ended March 31, 2007 from the zero in the prior period. Equity loss from Peace Oil Corp. was $14,000 compared to zero in the prior period

Loss on revalution of warrant liability was zero for the three months ended compared ($3.666) million in 2006. In the three months ended March 31, 2007, the Company adopted EITF 00-19-2 and reclassified its warrant liability to permanent equity.

Net interest expense for the three months ended March 31, 2007 and 2006 amounted to ($19,000) and ($543,000), respectively. The decrease in interest expense was due to the non-reoccurring 2006 beneficial conversion feature notes payable and warrant expense.

Minority interest related to Signet was zero for the three months ended March 31, 2007 compared to $539,000 in 2006.

Loss available to common stockholders decreased by $4.399 million from a loss of $5.951 million in 2006 to $1.552 million for the three months ended March 31, 2007 as a result of all the factors described above.

Liquidity and Capital Resources

Current Position

As of March 31, 2007, we had a deficit in working capital of $14,099,532. For the three months ended March 31, 2007, we had a net cash flow deficit from operating activities of ($426,000), consisting primarily of year to date losses of ($1.552) million from operations, adjusted by other non-cash charges of $268,000 in share of affiliate losses, $471,000 in employee compensation expense arising from stock options issued to employees and directors, $1,500 in depreciation and amortization, and $386,000 in net increases and decreases in assets and liabilities due to $398,000 increase in accrued legal expenses.

For the three months ended March 31, 2007, cash flow used in investing activities from continuing operations was $496,000 due to $6,000 in fixed asset additions and $490,000 in net cash decrease in connection with Peace Oil Corp. acquisition.

For the three months ended March 31, 2007, cash flow from financing activities was $92,000. During the three months ended March 31, 2007, the Company received $92,000 in proceeds from exercised stock options.

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

The independent auditor's report on the Company's December 31, 2006 financial statements included in our Annual Report for the year ended December 31, 2006 states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Future Operations

The Company plans on acquiring drilling and production prospects in the United States and Canada. To complete our acquisition of Peace Oil Corp., we are obligated to repay CDN$ 5.6 million in notes. CDN$ 4 million of the notes are secured and due as follows: CDN$1.5 million due June 30, 2007, CDN$1 million due July 30, 2007 and CDN$1.5 million due August 30, 2007. The final unsecured note for CDN$1.6 million is due in December 2007. In addition we are liable for 30% of Peace Oil Corp. joint venture development expenditures with an estimated US$3.5 million due during 2007. We are obligated to register these Peace Oil acquisition shares by filing an SB-2 registration statement no later than the earlier of July 5, 2007 or the date three (3) business days following the closing of a financing sufficient to pay in full the first promissory note of CDN$1.5 million due June 30, 2007.

In November 2006, the Company completed a private placement offering of 3 million shares at $0.45 per share, which resulted in gross proceeds of $1,350,000. Warrants to purchase 3 million shares at $0.50 per share with a six month term and warrants to purchase 3 million shares at $0.60 per share with a five year term were issued at the same time. We paid a finder’s fee of $135,000 to Granite Financial Group, an entity controlled by a former board member.  We are obligated to register these private placement shares by filing an SB-2 registration statement by May 18, 2007.

On April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement with Gemini Master Fund (the “Exchange Agreement”). As described in Note K - Subsequent Events, Gemini Master Fund exchanged 2 million shares for a $1,150,000 Convertible Note at 0% interest and a one year term and provided $250,000 in gross proceeds. We are obligated to register these shares and warrants from the initial December 2006 financing by filing a registration statement by May 18, 2007.

We were unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, the investors agreed to extend the time for filing of the registration statement until 30 days from the date of the Amendment Agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the Amendment Agreement date (see Note K - Subsequent Events). As of the date of this filing, we have not filed a registration statement and, as a result, we have incurred one instance of monthly liquidated damages, equal to 2% of such net proceeds described above, which may be assessed on a monthly basis and accrue interest if not timely paid.

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

Number of Employees

From our inception through the period ended March 31, 2007, we have relied on the services of outside consultants for services and a limited number of full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of seven (7) full and part time employees during the next 12 months.

As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Inflation

We believe that inflation has not had a material effect on our operations.

Off Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 15, 2006, plaintiff Dynamo Energy Corporation (“Dynamo”) filed a First Amended Complaint (the “Complaint”) against Surge Global Energy, Inc., Signet Energy, Inc., Frederick C. Berndt and E. Jamie Schloss in the Superior Court of the State of California, County of San Diego, Case No. GIC 874973.  Dynamo has alleged causes of action for Breach of Contract, Restitution, Declaratory Relief and Fraud.  Dynamo's claims arise from an alleged agreement/contract in which Dynamo claims to be entitled to a finder's fee for certain acquisitions of oil and gas development opportunities in Canada that Surge was evaluating.  In addition, Dynamo claims a 5% gross overriding royalty on all the petroleum and natural gas rights acquired in certain oil and gas transactions by Surge.  Dynamo's Complaint does not specify the amount of money they are seeking in this case.  Surge is challenging the Complaint on jurisdictional grounds.  The Superior Court has not yet made any ruling on the jurisdictional challenges to the Complaint.

As previously disclosed, our Board had determined that the proposed agreement with Dynamo had not been authorized by the Board. We intend to vigorously defend this lawsuit. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome.

Also see Item 5.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described above, on November 30, 2006, the Company, through its subsidiary, Cold Flow Energy ULC, a corporation incorporated under the laws of Alberta, Canada (“Cold Flow”), purchased all of the issued and outstanding shares of the capital stock of Peace Oil Corp. (the “Acquisition”) for a total purchase price of CDN$16,350,000, which consisted of CDN$6,350,000 in cash and an aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow (the “Exchangeable Shares”). The Acquisition closed and was consummated on March 2, 2007.

Pursuant to the Stock Purchase Agreement the Company, Cold Flow, and Olympia Trust Company of Canada entered into a Voting and Exchange Trust Agreement on the closing date and the Company and Cold Flow entered into a Support Agreement on the closing date (collectively with the Stock Purchase Agreement, the “Acquisition Agreements”). The Acquisition Agreements provide that each of the 8,965,380 Exchangeable Shares are exchangeable by the holders into two shares of the Company’s common stock at any time from the closing until five years after the closing. In addition, the Company may redeem all of the then outstanding Exchangeable Shares at any time on or after the third anniversary of the closing date at a redemption price equal to the sum of the market price of two shares of the Company’s common stock plus all declared but unpaid dividends payable to the Exchangeable Shares. Should Surge be unable to fulfill its remaining secured note payable obligations of CDN$4,000,000 due by August 30, 2007, all cash monies advanced through that date will be forfeited and all shares and warrants shall be returned to Surge.

As part of the Peace Oil transaction, on March 2, 2007, the Company also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share, contingent upon the Company completing the final secured note payable of CDN$1,500,000 on August 30, 2007 . The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. The issuance of the Exchangeable Shares, the subsequent issuance of the shares of our common stock upon the exchange of the Exchangeable Shares, and the warrant are exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

On March 2, 2007, we issued one share of our Special Voting Preferred Stock to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The preferred stock was issued in connection with our acquisition of Peace Oil. The issuance of the preferred stock is exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES.

Effective on February 22, 2007, we increased our authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock pursuant to an amendment to our Certificate of Incorporation. The amendment and the related increase in authorized shares were approved by our Board of Directors and also by our stockholders at our Special Meeting of Stockholders held on February 19, 2007. We increased our authorized shares to, among other things, provide sufficient shares of our common stock issuable in connection with our acquisition of Peace Oil as described above. 17,988,481 votes were cast in favor of the amendment, 118,397 votes against and 13,255 abstained from the vote.

ITEM 5. OTHER INFORMATION

 Involvement in Certain Legal Proceedings

Prior to becoming our director in October 2006, John Stiska was brought in as an outside director and member of the Restructuring Committee on the Board of VEMCO Inc. and Member with the same responsibilities of related LLC entities. Combined, these organizations were a $2 billion automotive supplier, systems integrator and manufacturer of plastic components in the US and Europe, that filed for Chapter 11 protection on March 28, 2005. In May 2005, Mr. Stiska successfully concluded the disposition of VEMCO Inc. Chapter 11 assets. Following the approved bankruptcy filing in April 2005, Mr. Stiska, as the sole remaining director, appointed new succession management and resigned on May 27, 2005.

Except for the above, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

SURGE GLOBAL ENERGY, INC.

DATED: May 21, 2007	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: May 21, 2007	By:	/s/ WILLIAM GREENE
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)