Form 10QSB
period 2007-06-30
Surge Global Energy, Inc.
filed 2007-08-20
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
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

As of August 17, 2007, the registrant had 28,970,430 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1. FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,550,567
Other receivable	3,430
Prepaid expense	69,510
Total current assets	8,623,507

Property and equipment, net	26,095

Investment in Signet (Note B)	4,149,240
Investment in North Peace Energy (Note C)	4,716,728

Total Assets	$17,515,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,265,788
Convertible Notes Payable, net of discount (Note E)	698,902
Income Tax Payable (Note F)	991,538
Total current liabilities	2,956,228

Total long-term liabilities

Redeemable Preferred Shares (Note G)	9,443,000

Commitment and contingencies (Note K)

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note H)	-
Special Voting Preferred (Note G) 1 share outstanding	-
Series B - none issued and outstanding (Note H)	-
Common stock, par value $.001 per share; 200,000,000 shares authorized; 28,970,430 shares issued and outstanding (Note H)	28,970
Additional paid-in capital	44,014,906
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(26,703,028)
Accumulated other comprehensive income:
Foreign currency translation adjustment	113,006
Total stockholders' equity	5,116,342

Total liabilities and stockholders' equity	$17,515,570

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

					For the period
					from January 1,
					2005 (date of
					inception of
	For the Three Months Ending		For the Six Months Ending		development
	June 30		June 30		stage) through
	2007	2006	2007	2006	June 30, 2007
Operating expenses:
Selling, general and administrative expenses	$908,593	$480,322	$1,701,735	$899,909	$6,749,829
Amortization of deferred compensation	-		-	-	3,039,038
Non cash compensation to employees	398,141	1,071,755	869,062	2,513,122	9,872,775
Depreciation and amortization	2,242	879	3,912	1,758	451,570
Oil and Gas impairment	-	-	-	-	6,321,016

Total operating expense	1,308,976	1,552,956	2,574,709	3,414,789	26,434,228

Loss from operations	(1,308,976)	(1,552,956)	(2,574,709)	(3,414,789)	(26,434,228)

Equity in losses from affiliates	(180,236)	-	(447,977)	-	(1,491,062)
Warrants issued in connection with Peace Oil acquisition (Note I)	(368,000)	-	(368,000)	-	(368,000)
Net gain/(loss) on revaluation of warrant liability (Note I)	-	3,015,820	-	(650,040)	(431,261)
Financing (expense) income, net	(743,392)	18,133	(762,057)	24,550	(3,764,589)
Gain on sale of Peace Oil (Note C)	3,098,554	-	3,098,554	-	3,098,554

Loss from continuing operations, before income taxes and minority interest	497,950	1,480,997	(1,054,189)	(4,040,279)	(29,390,586)

Provision for income taxes	(991,538)	-	(991,538)	-	(991,538)

Loss before minority interest	(493,588)	1,480,997	(2,045,727)	(4,040,279)	(30,382,124)

(Loss) from discontinued operations	-	(1,057,609)	-	(2,026,122)	-
Loss applicable to minority interest	-	579,952	-	1,119,027	3,679,096

Loss available to common shareholders	$(493,588)	$1,003,340	$(2,045,727)	$(4,947,374)	$(26,703,028)

Other comprehensive (loss): foreign currency translation (loss)	(27,177)	322,919	(40,594)	337,556	113,006

Comprehensive income (loss)	$(520,765)	$1,326,259	$(2,086,321)	$(4,609,818)	$(26,590,022)

Income (loss) per common share
- basic	$(0.02)	$0.04	$(0.07)	$(0.19)	$(1.02)
- diluted	$(0.02)	$0.03	$(0.07)	$(0.19)	$(1.02)
Continuing operations
- basic	$(0.02)	$0.05	$(0.07)	$(0.15)	$(1.02)
- diluted	$(0.02)	$0.05	$(0.07)	$(0.15)	$(1.02)
Discontinued operations - basic and dilutive	$-	$(0.04)	$-	$(0.08)	$-

Weighted average shares outstanding for computation
- basic	29,366,034	27,046,866	30,098,146	26,664,611	26,142,525
- diluted	29,366,034	31,788,777	30,098,146	26,664,611	26,142,525

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
THROUGH JUNE 30, 2007
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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Conversion to Equity Method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock option awards granted pursuant to employement agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-	-	-	-	339,014	-	-	339,014
Net loss	-	-	-	-	-	-	-	-	(15,926,093)	-	(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,512)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,867
Employee stock option expense	-	-	-	-	470,921	-	-	-	-	-	470,921
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion			(2,000,000)	(2,000)	(898,000)						(900,000)
Peace Oil acquisition warrants					368,000						368,000
Employee stock expense					398,141						398,141
Beneficial conversion feature and value of attached warrants in connection with issuance of convertible notes payable					1,076,575						1,076,575
Foreign currency translation								(40,594)			(40,594)
Net loss									(2,045,727)		(2,045,727)
Balance at June 30, 2007	-	$-	28,970,430	$28,970	$44,014,906	$-	$-	$113,006	$(26,703,028)	$(12,337,512)	$(5,116,342)

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005
(DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Six Months Ending		development
	June 30		stage) through
	2007	2006	June 30, 2007
Cash flows from operating activities	(1,618,581)	(1,615,686)	(6,400,376)

Cash flows from investing activities	13,057,531	(1,381,597)	1,920,686

Cash flows from financing activities	(4,374,860)	1,800,000	12,568,313

Effect of exchange rate changes on cash and cash equivalents	(40,596)	266,613	302,009

Net increase (decrease) in cash and cash equivalents	7,023,494	(930,670)	8,390,632

Cash and cash equivalents at beginning of period	1,527,073	8,111,945	159,935

Cash and cash equivalents at end of period:	8,550,567	7,181,275	8,550,567

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005
(DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(UNAUDITED)

	2007	2006	For the period from January 1, 2005 (date of inception of development stage) through June 30, 2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	203,447	-	1,225,939
Amortization of discount attributable to warrants	192,030	-	821,222

Non cash compensation to employees (Note I)	869,062	2,513,122	9,872,775
Amortization of deferred compensation costs		-	3,039,038
Loss/(Gain) on revaluation of warrant liability (Note D)	-	650,040	(431,261)
Common stock issued in exchange for convertible notes payable (Note H)	-	-	1,710,000

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc. (“Surge”), Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), Cold Flow Energy ULC, Peace Oil Corp. (see Note C) and 1294697 Alberta Ltd. (collectively the “Company”).

As previously reported and as of July 7, 2006, Surge deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from its consolidated financial statements (See Note B - Investment in Signet for further discussion).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through June 30, 2007, the Company has accumulated losses of $26,703,028.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101").

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Financial Instruments

The Company carries its financial instruments including cash and equity securities at their estimated fair values.  The fair values of its securities are based on prices quoted in active markets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $2,574,709 and $3,414,789 for the six months ended June 30, 2007 and for the six months ended June 30, 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $5,667,279 as of June 30, 2007.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

NOTE B - INVESTMENT IN SIGNET

History

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement (the “Farmout Agreement”) with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”) . The Farmount Agreement provided that the Company was initially obligated to drill two test wells on the Sawn Lake Property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At the time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two test wells were producing. Surge Global Energy (Canada) Ltd., was a wholly-owned subsidiary of the Company until November 15, 2005.

On November 15, 2005, the Company distributed 5,100,000 shares of the subsidiary’s common stock to its founders, and 7,550,000 shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties. The subsidiary was renamed Signet Energy, Inc. (“Signet”) in November 2005 in conjunction with the subsidiary’s financing activity. Signet became a minority owned subsidiary of the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a voting trust agreement. In July 2006, Signet completed a private placement transaction and, as a result of the financing and the Company's election to not participate, the Company's voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14% which assumes the exercise of all outstanding warrants, conversion of all convertible debt and options are issued and exercised). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of the 7,550,000 Deep Well shares terminated which reduced the Company's voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

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

2006 Deconsolidation

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, the Company determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge has reflected its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006 as well as for the six months ended June 30, 2007.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Considering the less than 50% interest in Signet as of July 6, 2006, effective July 6, 2006, the Company has recorded the investment in Signet using the equity method of accounting. Upon deconsolidation, the Company valued the Signet investment at $11,936,000 which resulted in a gain of $4,148,000 which was recorded to the investment account with a corresponding credit to additional paid in capital.

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

For the year ended December 31, 2006, Surge charged operations for $1,043,085 representing Surge's 27.30% share of Signet's loss. Both the impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.  The net investment in Signet at December 31, 2006 was $4,597,217 representing the Company’s 27.3% share of Signet’s December 31, 2006 net equity. For the six months ended June 30, 2007, Surge charged operations for $447,977 representing Surge's 27.30% share of Signet's loss, which was reflected as a reduction to the Signet investment.  The net investment in Signet at June 30, 2007 was $4,149,240 representing the Company’s 27.3% share of Signet’s June 30, 2007 net equity.

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Andora Agreement

On May 22, 2007, the Company entered into an Agreement to Vote (the “Agreement”) with Signet, Andora Energy Corporation (“Andora”) and David Perez (“Perez”) in connection with the proposed business combination of Signet and Andora (the “Combination”). Perez is the Chairman of the Board of Directors of the Company, on the Board of Signet and a stockholder of Signet. The parties to the Agreement entered into a new Agreement to Vote on August 17, 2007 to extend the time period in which the proposed Combination can become effective (the “New Voting Agreement”).

Pursuant to the New Voting Agreement, the Company and Perez made certain covenants, including (a) voting their respective shares of common stock of Signet (“Signet Common Stock”) in favor of the Combination, (b) voting their respective shares of Signet Common Stock against extraordinary corporate transactions other than the Combination, (c) not selling their respective shares of Signet Common Stock, (d) not exercising any rights of dissent or appraisal with respect to the Combination, (e) notifying Signet upon any of their respective representations and warranties in the Agreement becoming untrue or incorrect, and (f) depositing their respective shares of Signet Common Stock into escrow if required in connection with the Combination.

The covenants of the Company and Perez under the New Voting Agreement are subject to certain conditions, including the board of directors of Signet obtaining a written fairness opinion indicating the Combination is fair from a financial point of view of the shareholders of Signet and the Combination being effective as set forth in the Arragement Agreement dated August 17, 2007 among Signet, Andora Pan Orient Energy Corp., 1337686 Alberta Ltd. and Valiant Trust Company. Upon successfully completing the Combination, the Company’s investment would be valued using the cost method instead of the equity method of accounting and will result in a decreased carrying value on the Company’s balance sheet with a corresponding charge to Additional Paid-In Capital.

As of August 17, 2007, the Company owned 11,350,000 shares of Signet Common Stock and Perez individually owned 850,000 shares of Signet Common Stock. 6,300,000 of the Company's shares are currently held in escrow pursuant to an agreement with Valiant Trust Company and Signet. Such shares will be held in escrow, subject to release for any claims which may arise in the future or until November 17, 2007. On November 17, 2007 any and all remaining escrowed shares will be released back to the Company.

On August 17, 2007, in connection with the proposed Combination, Surge entered into a First Supplemental Trust Indenture with Signet and Valiant Trust Company (the “Supplemental Indenture”). The Supplemental Indenture supplements and amends the Trust Indenture between Signet and Valiant Trust Company (the “Indenture”) made as of December 20, 2005 providing for the issuance of up to CDN$10,000,000 of 7% Secured Convertible Debentures by Signet. The Supplemental Indenture provides the holders of the debentures issued under the Indenture the opportunity to participate in the proposed Combination and receive payment under their debentures or to continue to hold such debentures pursuant to the Indenture.

Summarized financial position of Signet as of June 30, 2007 are as follows:

June 30, 2007

Current assets	$15,943,561
Non current assets	$13,660,244
Current liabilities	$11,342,932
Non current liabilities	$1,401,341

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Since completion of the Acquisition was extended beyond January 18, 2007, Cold Flow made an additional deposit of CDN$450,000 into escrow prior to January 18, 2007, which additional deposit and any interest earned thereon was deducted from the cash portion of the purchase price. On March 2, 2007, the Company completed the Acquisition of Peace Oil. In connection with the closing of the Acquisition, the parties amended the Stock Purchase Agreement on March 2, 2007 to modify the total purchase price by CDN$270,000 to CDN$16,620,000 to retire CDN$250,000 in shareholder loans and reimburse Peace Oil for CDN$20,000 in legal fees incurred with the Acquisition. On March 2, 2007, the Company made an additional deposit of CDN$420,000, which additional deposit and any interest earned thereon was deducted from the cash portion of the purchase price to total CDN$1,020,000 in deposits. CDN$5,600,000 of the cash portion of the purchase price was paid in promissory notes issued by Cold Flow in favor of 1304146 Alberta Ltd., which is an entity formed by the shareholders of Peace Oil, with CDN$4,000,000 in secured notes and CDN$1,600,000 as an unsecured note. As a result of the acquisition, Peace Oil became a wholly owned subsidiary of Cold Flow.

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

As part of the Peace Oil Acquisition, on March 2, 2007 the Company also issued a warrant to purchase 1,000,000 shares of its common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share which was contingent upon the Company paying the final secured note payable of CDN$4,000,000 on June 28, 2007. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.

As provided by the Stock Purchase Agreement, the Company filed an amended registration statement on Form SB-2 with the SEC on July 27, 2007 registering the shares of the Company’s common stock issuable upon exchange of the Exchangeable Shares for resale by the Peace Oil shareholders. The registration statement was declared effective on August 3, 2007. In addition, the Stock Purchase Agreement provides for representations and warranties, and indemnification provisions typical of transactions involving the acquisition of a privately held company.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Acquisition of Peace Oil was accounted for using the purchase method in accordance with Financial Accounting Standard SFAS 141, “Business Combinations” (“SFAS 141”). The value of the Company's common stock issued as a part of the Acquisition was determined based on the most recent price of the Company's common stock on the day immediately preceding the announcement date. The results of operations for Peace Oil have been included in the Consolidated Statements of Operations since the date of Acquisition.  The components of the purchase price were as follows:

Redeemable Preferred shares	$8,654,700
Cash	880,613
Notes Payable	4,848,798
Direct acquisition costs	44,673
Total purchase price	$14,428,784

In accordance with SFAS 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

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

On June 28, 2007, Surge completed an Agreement of Purchase and Sale (the “Purchase Agreement”) with Peace Oil and North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”) in connection with the sale of certain assets of Peace Oil to North Peace (the “North Peace Transaction”), including Peace Oil’s undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The aggregate consideration for the North Peace Transaction was approximately CDN$20,000,000, subject to an adjustment limited to CDN$250,000 within six months of the closing date as set forth in the Purchase Agreement. The North Peace Transaction consideration consisted of approximately CDN$15,000,000 in cash, including a CDN$4,500,000 deposit and CDN$5,000,000 in common shares of North Peace at a price of CDN$2.20 per share. The common shares issued in the North Peace Transaction will be subject to a contractual one-year hold period and represent approximately 4.87% of the fully diluted shares of North Peace.

As part of the Purchase Agreement, Peace Oil and North Peace made certain representations and warranties to each other and agreed to indemnify the other for certain losses provided therein. In addition, Surge agreed to guarantee and be jointly and severally liable for Peace Oil’s obligations and liabilities under the Purchase Agreement.

As part of the Purchase Agreement, the Company, Peace Oil and North Peace entered into a binding Letter Agreement in connection with the North Peace Transaction. Peace Oil is an indirect wholly-owned subsidiary of the Company. Peace Oil and North Peace were parties to a Joint Venture Agreement dated December 2005 (“Joint Venture Agreement”) to develop and exploit the Red Earth Leases. The Joint Venture Agreement provided that Peace Oil and North Peace were to hold 30% and 70% working interests in the Red Earth Leases, respectively. Upon closing of the North Peace Transaction, North Peace obtained all of Peace Oil’s interest in the Red Earth Leases.

Investment in North Peace Energy

As a result of the North Peace Transaction, the Company owns 2,270,430 common shares of North Peace which represents 4.87% of the fully diluted shares of North Peace as of June 30, 2007.

During the six months ended June 30, 2007, the Company has recorded a gain of $3,098,554 related to the sale of Peace Oil.

Pro Forma Information

The following pro forma unaudited financial information has been prepared by management of the Company in order to present consolidated financial results of operations of the Company as to give effect to the loss of control of Signet using the lower 27.3% equity interest and the sale of Peace Oil. The pro forma condensed consolidated statement of losses for the six months ended June 30, 2007 and the six months ended June 30, 2006 present pro forma results had the transaction taken place at January 1, 2005.

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period from January 1, 2005 through June 30, 2007
Net Loss - (as reported)	$(1,650,250)	$(4,947,374)	$(26,307,551)
Adjustments:
Gain on sales of Peace Oil	(3,098,554)		(3,098,554)
Income tax provision on sale of Peace Oil	991,538		991,538
Loss from Signet (prior to deconsolidation)	-	2,026,122	7,014,937
Loss applicable to minority interest	-	(1,119,027)	(3,679,096)
Equity losses from affiliate (27.3%)	-	(553,131)	(1,915,078)
Net Loss - pro forma	$(3,757,266)	$(4,593,410)	$(26,993,804)
Loss per common share - Pro forma
(basic and diluted)	$(0.13)	$(0.17)	$(1.03)

NOTE D - WARRANT LIABILITY

November 2005 Private Placement

In November 2005, the Company completed a private placement which resulted in gross proceeds of $800,000. In connection with this private placement, the Company sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and an exercise price ranging from equal to $1.00 to $1.45. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The registration rights provide for the Company to file with the SEC a registration statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the SEC on December 30, 2005 and an amended registration statement was filed on May 5, 2006. The Company was required to have received an effective registration no later than May 15, 2006.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3 to year 5 years, a risk free interest rate of 4.42% to 4.54%, an expected dividend yield of 0%, a volatility of 205% and a deemed fair value of common stock of $1.22 to $1.55 which was the closing price of the Company’s common stock on November 14, 2005 and November 30, 2005, respectively. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants at December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.35%, a volatility of 200% and a deemed fair value of common stock of $1.45, which was the closing price of the Company’s common stock on December 31, 2005. The difference of $70,900 between the fair value of the warrants as of December 31, 2005 and the previous valuation as of November 2005 has been recorded as a gain on revaluation of warrant liability, and included in the consolidated financial statements for the year ended December 31, 2005.

Per the terms of the registration rights agreement and since the registration was not effective until May 30, 2006, the Company was obligated to reprice the exercise price of 1 million of the $1.00 warrants downward by $0.005 for each day the registration was not effective from May 15, 2006. As a result, the 1 million $1.00 warrants were repriced to $0.93. Upon the registration statement becoming effective on May 30, 2006, the fair value of the warrant liability on that date, was reclassified to permanent equity. The difference of $650,040 between the fair value of the warrants on May 30, 2006 and December 31, 2005 was recorded as a loss on revaluation of warrant liability for the six months ended June 30, 2006.

November 2006 Private Placement

In November 2006, the Company completed a private placement which resulted in gross proceeds of $1,350,000. In connection with this private placement, the Company also issued warrants to purchase an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.60 per share and a 5 year term as well as warrants to purchase an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.50 per share with a six month term. The warrant exercise price is subject to a weighted average anti-dilution adjustment if the Company issues any shares of common stock for a consideration per share below the exercise price then in effect.

Concurrently, the Company entered into a Registration Rights Agreement with each of the purchasers. Pursuant to its terms, the Company agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the agreement. The Company filed the registration statement on December 20, 2006. The Company withdrew the registration statement on June 28, 2007. The Company failed to cause the registration statement to be declared effective by the SEC within the effective deadline pursuant to the agreement, and, as a result, the Company is obligated to pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement for any registrable securities then held by such holder.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

NOTE E - NOTE PAYABLE

On December 4, 2006, we previously entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) pursuant to which we sold 2,000,000 shares of our common stock at a purchase price of $0.45 per share. Pursuant to the Securities Purchase Agreement, we also issued to Gemini a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.60 per share and with a term of five years and a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share with a term of six months which is 45 days after the effective registration statement. Concurrently, we also entered into a Registration Rights Agreement with Gemini (“Registration Rigths Agreement”) pursuant to which we agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the date of the Registration Rights Agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the date of the Registration Rights Agreement.

On April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement with Gemini (the “Exchange Agreement”). The Exchange Agreement amends the filing date of the registration statement under the Registration Rights Agreement to be the 30th calendar day after the date of the Exchange Agreement and the effectiveness date to be the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provides a waiver by Gemini of any liquidated damages due under the Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provides for the sale and issuance by us of a Convertible Note at 0% interest (the “Convertible Note”) in the principal amount of $1,150,000 to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to the Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also covers an additional $250,000 of cash consideration from Gemini. Our obligations under the Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants, but no longer include the surrendered shares. As a result of the Exchange Agreement, Gemini retains all previously issued warrants.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Convertible Note has a maturity date of May 1, 2008. The holder has the right to convert all or any part of the outstanding and unpaid principal amount of the note into shares of our common stock at a conversion price of $0.37 per share, subject to antidilution adjustment if we issue securities for a consideration per share less than the conversion price on the date of such issuance or sale. In the event of a default or a change in control, the holder has the right to have all or any portion of the unpaid principal amount redeemed by us at a redemption price equal to 120% of the unpaid principal amount of the note being redeemed (the “Redemption Price”). Upon satisfaction of certain equity conditions, we have the right to redeem all but not less than all of the unpaid principal amount of the note at the Redemption Price.

On August 8, 2007, as a result of default in connection with our agreements with Gemini, the Company entered into a Redemption Agreement (“Redemption Agreement”) and an Escrow Agreement (“Escrow Agreement”) with Gemini to postpone redemption of the $1,150,000 principal at a price of $1,380,000 for ninety days. Gemini has the option to extend the Redemption Agreement and Escrow Agreement for another sixty days thereafter. The Company accrued the $230,000 of default interest in period ended June 30, 2007 (see Note L - Subsequent Events).

A summary of convertible notes payable at June 30, 2007 is as follows:

Convertible Debentures; zero percent interest; maturity date is May 1, 2008. The holder has the right to convert all or any part of the outstanding and unpaid principal amount of the note into shares of our common stock at a conversion price of $0.37 per share. The Company is currently in default under the terms of the Convertible Note.	$1,150,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $203,447 at June 30, 2007	(350,381)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $192,030 at June 30, 2007	(330,717)

Subtotal	$468,902

Accrued default interest	230,000

Total	$698,902
Less: current portion	(698,902)
Long-term portion	$-

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $553,828 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Convertible Note during the period ended June 30, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 as interest expense .

The Company valued the attached warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.42% to 4.91%, a dividend yield of 0%, and volatility of 157.24%. The $522,747 of debt discount attributed to the value of the warrants issued is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 as interest expense.

The Company amortized the debt discount to the Convertible Note for the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $395,477 for the six months period ended June 30, 2007.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE F - INCOME TAXES

Total income taxes for the six months ended June 30, 2007 and the year ended December 31, 2006 are as follows:

For the six months ended June 30, 2007

Current:
Federal	$-
State	-
Canadian	991,538
Total current tax provision	991,538
Deferred:
Federal	-
State	-
Canadian
Total deferred tax provision	-
Total income taxes	$991,538

Current provision for income taxes of $991,538 are the result of applying the Alberta Canada provincial tax rate of 32% to the gain on sale of the Peace Oil assets to North Peace (See Note C).

NOTE G - REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil acquisition, on March 2, 2007, Cold Flow each issued 8,965,380 Exchangeable Shares to the Peace Oil shareholders, each of which is exchangeable into two shares of Surge Common Stock or a total of 17,930,780 shares of Common Stock. The Exchangeable Shares are entitled to a dividend corresponding to any dividend, whether cash, stock or otherwise, declared on any shares of Surge Common Stock. The Board of Directors of Surge did not authorize a dividend rate for the periods presented in these financial statements. Cold Flow is restricted from taking certain actions, including, without limitation, declaring or paying dividends on Cold Flow shares, redeeming Cold Flow shares, or issuing any shares of capital stock of Cold Flow senior to the Exchangeable Shares, without the approval of the holders of the Exchangeable Shares. Upon a liquidation, dissolution, bankruptcy or winding up of Cold Flow, Exchangeable Shares receives an amount equal to two times the then current market value of a share of Surge Common Stock (plus any declared, but unpaid, dividends declared on Surge shares) per share before any distribution to common stockholders.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Cold Flow had 8,965,380 Exchangeable Shares issued and outstanding at June 30, 2007 and zero at June 30, 2006. Since a holder of Exchangeable Shares can cause a redemption of shares at any time, the Company has classified the redemption amount outside permanent equity. As of June 30, 2007, the Exchangeable Shares had a carrying value of CDN$10,000,000 or US $9,443,000.

NOTE H - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series.

The Company issued 1,100,000 shares of its Series B Convertible Preferred Stock (“Series B”) $0.001 par value to Duncan Hill, Inc. in 1997. The Series B has the same voting privileges as the Common Stock. Each share of Series B is convertible into one share of the Company's Common Stock at the option of either the holder or the Company upon the Company's net pre-tax profit reaching $500,000 in any given calendar year. The Series B is not subject to redemption. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series B has a liquidation preference of $0.001 plus dividends in arrears, which is subordinated to the liquidation preference of the Series A stock. The holder of each share of Series B will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $0.025 per share, quarterly on March 31, June 30, September 30, and December 31 commencing with March 31, 1998 before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the time the Series B was outstanding.

In connection with the Asset Purchase Agreement in December 2004, Duncan Hill, Inc., an entity controlled by the Company’s former Chief Executive Officer, agreed to convey to the Company for cancellation of 5,000,000 shares of Series A Preferred Stock and 1,100,000 shares of Series B, and to release the Company from all obligations for accumulated dividends thereon, in exchange for 6,100 shares of the Company's common stock.

In connection with the Peace Oil acquisition, for the three months ended June 30, 2007, the Company’s Cold Flow subsidiary had 8,965,390 preferred shares issued and outstanding. The Company had no preferred stock issued and outstanding at June 30, 2006.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

On March 2, 2007, we issued one share of our Special Voting Preferred Stock (“Special Voting Preferred Stock”) to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The Special Voting Preferred Stock was issued in connection with our acquisition of Peace Oil. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock.

Common Stock

On February 22, 2007, the Company approved an increase to the Company's authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation. As of June 30, 2007, the Company had 28,970,430 shares of Common Stock issued and outstanding.

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

In November 2005, the Company issued an aggregate of 800,000 shares of Common Stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that were subject to registration rights and penalties if the registration is not effective by May 15, 2006.  Per the terms of the registration rights agreement and since the registration was not effective until May 30, 2006, the Company was obligated to reprice 1 million of the $1.00 warrants' exercise price by $0.005 for each day the registration was not effective from May 15, 2006. As a result, the 1 million $1.00 warrants were repriced to $0.93. The registration statement was effective on May 30, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note D).

In March 2006, the Company received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of Common Stock. In connection with this private placement, the Company issued to the investors an aggregate of 1,200,000 warrants that are subject to piggy-back registration rights. The Common Shares was issued in April 2006.

In June 2006, the Company issued 160,000 shares of Common Stock in exchange for CDN$200,000 in convertible debt related to Signet and charged the Signet investment for US$178,618.

In June 2006, 450,000 shares of Common Stock were returned for services not completed related to the acquisition of Phillips & King International Inc. during August 2000.

In July 2006, the Company issued 400,000 shares of Common Stock to a former Company officer and director in connection with stock options exercised at $0.25 per share for net proceeds of $100,000.

While the Company no longer presents consolidated results for its equity interest in Signet, CDN$8,550,000 of Signet debenture holders have an option to convert their debentures into Surge Common Stock. In November 2005, Signet issued convertible promissory notes in exchange for aggregate gross proceeds of CDN$8,550,000. During the quarter ended June 30, 2006, CDN$200,000 of promissory notes were converted to stock reducing total notes payable to CDN$8,350,000. Per the terms of a Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or Surge common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to Surge shares also increased Surge’s ownership percentage in Signet.

Other than the CDN$200,000 conversion that occurred during the quarter ended June 30, 2006, there have been no other conversions or a going public transaction during the year ended December 31, 2006. Should the holder opt to convert to Common Stock, the holder can only convert on either June 30 or December 31 in each year prior to the November 2007 maturity date, at an exchange price of US$1.25 (the “Surge U.S. Share Exchange Price”).  The Surge U.S. Share Exchange Price shall be adjusted in accordance with specified anti-dilution clauses relating to changes in the Company's share capital (including share splits, dividends, share consolidations, share dividends and similar recapitalizations) and other distributions of the Company's shares.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

At December 31, 2006, had the Signet debenture holders elected to convert into Surge shares, the Company would have issued 6,680,000 of shares of Common Stock in exchange for 8,350,000 shares of Signet. Accordingly, the Company's equity interest in Signet would have increased from 27.30% to 39.28% while the Company’s aggregate voting interest, including indirect voting interests, in Signet would have increased from 47.15% to 55.57%.

There was no economic incentive for the Signet debenture holders to convert as the closing price of the Company’s Common Stock was $0.46 on December 31, 2006 and the Surge U.S. Share Exchange Price was $1.25.

In November 2006, the Company issued an aggregate of 3,000,000 shares of Common Stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address pending SEC comments, the Company provided and disclosed Peace Oil financials as well as a pro forma of the combined companies in an 8-K/A filed on May 16, 2007. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note D - Warrant Liability).

The Company was unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, Gemini agreed to extend the time for filing of the registration statement, pursuant to a Exchange Purchase and Amendment Agreement (“Exchange Agreement”), the until 30 days from the date of the Exchange Agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the date of Exchange Agreement. The Company has not filed a registration statement and, as a result, the Company has incurred monthly liquidated damages, equal to 2% of such net proceeds described above, which have been assessed on a monthly basis and have accrued interest. The Company charged $28,110 to operations related to the late registration penalty during the six months ended June 30, 2007.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867.

In April 2007, the Company exchanged 2,000,000 shares of Common Stock for a note payable with Gemini (see Note E - Note Payable).

NOTE I - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable. Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November 2005 financing. During 2006, the Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006 and 6,000,000 warrants in connection with an equity financing in November 2006. The Company issued 1,000,000 warrants in the six months ended June 30, 2007 in connection with completing the North Peace Transaction. The following table summarizes the changes at June 30, 2007.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	0.66	$ 0.50	3,000,000	$ 0.50
0.60	3,000,000	5.16	0.60	3,000,000	0.60
0.93	1,000,000	1.63	0.93	1,000,000	0.93
1.45	600,000	2.31	1.45	600,000	1.45
1.00	1,000,000	3.00	1.00	1,000,000	1.00
1.60	1,005,000	2.73	1.60	1,005,000	1.60
2.00	1,200,000	3.97	2.00	1,200,000	2.00
	10,805,000	2.64	$ 0.94	10,805,000	$ 0.94

Transactions involving the Company's warrant issuances are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$ -
Granted	2,605,000	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$ 1.32
Granted	7,200,000	0.79
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	9,805,000	$ 0.94
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	10,805,000	$ 0.94

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

In connection with a private placement in November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note D - Warrant Liability). As part of the 6,000,000 warrants issued in November 2006, 4,000,000 warrants were issued to Gemini. The Company recorded debt discount related to these warrants in the amount of $522,747 (See Note E). The debt discount is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 (See Note E - Note Payable). The Company amortized and charged $192,030 to operations related to the fair value of these warrants during the six months ended June 30, 2007.

In connection with a private placement in March 2006, the Company issued to the investors an aggregate of 1,200,000 warrants with piggy-back registration rights.

In connection with a private placement in November 2006, the Company issued to the investors an aggregate of 6,000,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note D and E). As part of the 6,000,000 warrants issued in November 2006, 4,000,000 warrants were issued to Gemini. The Company recorded debt discount related to these in the amount of $522,747 (see Note E). The debt discount is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 (see Note E).

Upon completing the North Peace Transaction and resulting secured note payable repayments totaling CDN$4,000,000, the Company was obligated to issue a warrant to purchase 1,000,000 shares of its Common Stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. The Company charged $368,000 to operations related to the fair value of the warrants issued during the six months ended June 30, 2007 using the Black-Scholes option pricing model and the following assumptions: warrant term of 3 years, a risk free interest rate of 5.10%, a dividend yield of 0% and volatility of 161.08%.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's Common Stock issued to stockholders at June 30, 2007.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	100,000	9.29	$0.001	62,500	$0.001
0.25	700,000	0.14	0.25	700,000	0.25
0.37	400,000	9.73	0.37	133,333	0.37
0.45	143,000	9.42	0.45	143,000	0.45
0.50	1,016,667	9.29	0.50	716,667	0.50
0.65	4,605,555	6.97	0.65	4,522,222	0.65
1.00	387,530	8.23	1.00	387,530	1.00
1.11	900,000	9.05	1.11	644,444	1.11
1.35	19,279	7.43	1.35	19,279	1.35
1.50	178,727	8.66	1.50	178,727	1.50
1.55	255,556	8.72	1.55	255,556	1.55
3.50	80,000	1.44	3.50	80,000	3.50
	8,786,314	7.19	$ 0.71	7,843,258	$ 0.72

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Transactions involving the Company's options issuances are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	6,866,406	$ 0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$ 0.64
Granted	4,500,600	0.94
Exercised	(400,000)	0.25
Canceled or expired	(1,305,555)	1.12
Outstanding at December 31, 2006	9,611,203	$ 0.73
Granted	400,000	0.37
Exercised	(383,333)	0.24
Canceled or expired	(841,556)	1.02
Outstanding at June 30, 2007	8,786,314	$ 0.71

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. During the six months ended June 30, 2007 and the six months ended June 30, 2006, total stock-based compensation expense charged to operations in connection with new grant and vested stock options granted to employees, officers and directors was $869,062 and $2,513,122, respectively, net of tax effect.

During the six months ended June 30, 2007, the Company granted 400,000 stock options to a new director and cancelled 841,556 options resulting from a director resignation and conversion of shares to debt (see Note E). Options exercised totaled 383,333 during the six months ended June 30, 2006.

The weighted-average fair value of stock options granted during the six months ended June 30, 2007 and the six months ended June 30, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%	4.49 - 4.72%
Expected stock price volatility	157%	170 - 190%
Expected dividend payout	-	-
Expected option life (in years)	10.0	5.0 to 10.0

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE J- RELATED PARTY TRANSACTIONS

The Company's previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005, the Company's Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of the Company's Board of Directors. On November 15, 2006, Dynamo filed a complaint against the Company as well as its previous officers (See Note K).

As part of the Gemini transaction in April 2007, the Company paid Granite Financial Group (“Granite”) a $25,000 commission in connection with the additional $250,000 invested by Gemini (see Note E - Note Payable). Granite, owned by Daniel Schreiber, was one of the Company’s Directors for the period of March 2006 through March 2007.

On June 29, 2007, the Company entered into an Addendum to Employment Agreement dated June 29, 2007 (the “Addendum”) with William Greene, Surge’s Chief Financial Officer. The Addendum extends the term of the Employment Agreement dated December 14, 2006 between Surge and Mr. Greene, from June 30, 2007 to December 31, 2007. In addition, on June 29, 2007, Surge’s Compensation Committee (the “Compensation Committee”) awarded Mr. Greene a bonus of Thirty Six Thousand Dollars ($36,000) and awarded Mr. David Perez, Surge’s Chief Executive Officer, a bonus of Fifty Thousand Dollars ($50,000). Each of the bonuses are equal to twenty percent (20%) of Mr. Greene’s and Mr. Perez’s respective base salaries.

On July 17, 2007, pursuant to David Perez's employment agreement with the Company, the Company approved a reimbursement and payment of $79,992, in the aggregate, for the legal fees incurred by Mr. Perez in connection with litigation filed by an existing shareholder of the Company against Mr. Perez.

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation

The Company's previously disclosed expression of intent to enter an agreement with Dynamo to obtain a right of first refusal on Dynamo’s prospects was never formalized by a signed final agreement or approved by its Board of Directors. On September 16, 2005, the Company's Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift of Dynamo was previously a member of our Board of Directors and resigned in 2005.

On November 15, 2006, Dynamo filed a First Amended Complaint (the “Complaint”) against the Company, Signet Energy Inc., Frederick C. Berndt and E. Jamie Schloss in the Superior Court of the State of California, County of San Diego, Civil Case No. GIC 874973.  Dynamo has alleged causes of action for Breach of Contract, Restitution, Declaratory Relief and Fraud.  Dynamo's claims an alleged agreement/contract in which Dynamo claims to be entitled to a finder's fee for certain acquisitions of oil and gas development opportunities in Canada that the Company is evaluating.  In addition, Dynamo claims a 5% gross overriding royalty on all the petroleum and natural gas rights acquired in certain oil and gas transactions by the Company.  The Complaint does not specify the amount of money Dynamo is seeking in this case. The Company is challenging the Complaint on jurisdictional grounds and the Superior Court has scheduled a hearing on the motions in August 2007. In early June 2007, Dynamo asked the Company to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, the Company's Chief Executive Officer and Chairman of the Board of Directors. The Company has refused to stipulate to the filing of this Second Amended Complaint. Dynamo has not filed a motion for leave to file a Second Amended Complaint.

Also, as described above, the Company has have been notified by the Division of Securities of the Ohio Department of Commerce that one or more of its private placements of securities to purchasers in Ohio may have been completed without an exemption from Ohio’s securities laws. As a result, the purchasers of such securities may have rescission rights to unwind the sales of such securities, which is an approximate $2,000,000 contingent liability of the Company. Granite Financial Group, LLC (“Granite”), the broker in connection with these sales in Ohio, has applied for qualification of such securities with the Division of Securities of the Ohio Department of Commerce in connection with these sales.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

From time to time, the Company receives claims of and become subject to commercial litigation related to the conduct of its business. Such litigation could be costly and time consuming and could divert the Company's management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of its business. Any such litigation may materially harm the Company's business, results of operations and financial condition.

NOTE L - SUBSEQUENT EVENTS

On July 17, 2007, the Company’s Board of Directors granted David Perez, Surge’s Chief Executive Officer, 1,200,000 options to purchase shares of Surge’s Common Stock, and granted William Greene, Surge’s Chief Financial Officer, 200,000 options to purchase shares of Surge’s Common Stock. 600,000 of the options granted to Mr. Perez vested immediately, with the remaining 600,000 vesting on the earlier of (i) the date six months from the date of grant, and (ii) the date the Board of Directors approves a new strategic and financial plan for Surge.  All 200,000 options issued to Mr. Greene vested immediately.  All of the options (collectively, the “Options”) have an exercise price equal to $0.34 per share. Pursuant to the Option Agreements with each of Mr. Perez and Mr. Greene, the Options expire on July 16, 2017.

On July 17, 2007, the Company approved a reimbursement of $79,992 to Mr. Perez in connection with legal fees incurred by Mr. Perez (See Note J - Related Party Transactions).

On August 6, 2007, the Company received a notice of default and election of mandatory redemption pursuant to Section 5 of the Convertible Note from Gemini as a result of the Company’s failure to register for resale of the shares of common stock issuable upon conversion of the Convertible Note and exercise of the warrants and to pay liquidated damages to Gemini for failure to register such securities under the Registration Rights Agreement. Gemini has the right to redeem $1,150,000 in principal and $230,000 in interest, or $1,380,000 in total, under the terms of the Convertible Note.

On August 8, 2007, Gemini agreed to the Company’s request to postpone such redemption and the Company deposited $1,380,000 into an escrow account for total principal and interest until November 1, 2007. At Gemini’s option, Gemini can extend such escrow until December 31, 2007.

On August 17, 2007, the Company entered into the New Voting Agreement with Signet, Andora and David Perez in connection with the proposed Combination.  Also, on August 17, 2007, the Company entered into the Supplemental Indenture to provide holders of Signet debentures issued under the Indenture the opportunity to participate in the Combination (see Note B - Investment in Signet-Andora Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including exhibits thereto contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

•	statements regarding our potential growth opportunities;

•	statements regarding our ability to generate revenues from our operations;

•	statements regarding the estimated petroleum reserves at any of our properties or projects, including the Sawn Lake project;

•	statements regarding our anticipated exploration work;

•	statements regarding our ability to extract, refine or sell oil;

•	statements regarding our ability to comply or continue to comply with governmental regulations;

•	statements regarding our estimated future costs and expenses; and

•	statements regarding our ability to obtain additional financing.

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

As used in this quarterly report on Form 10-QSB, “we,” “us,” “our,” “Surge “ and our “Company” refer to Surge Global Energy, Inc. (“Surge”), and our subsidiaries including Signet Energy, Inc. formerly known as Surge Global Energy (Canada) Ltd. (“Signet”), Cold Flow Energy ULC (“Cold Flow”), 1294697 Alberta Ltd., and Peace Oil Corp. ("Peace Oil"), unless the context otherwise requires.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assumption from our management.

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ending June 30, 2007 and the comparable period ending June 30, 2006, should be read in conjunction with the unaudited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from their inception, February 2005, until June 30, 2007 on a consolidated basis.

We are a Delaware corporation dually traded on the OTC Bulletin Board® and the Pink Sheets under the symbol SRGG.OB. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com.

Signet, formerly known as Surge Global Energy (Canada) Ltd., is located in Suite 1818, 144-4th Avenue SW, Calgary, Alberta Canada T2P 3N4. The telephone number is (403) 440 -1118 and fax number is (403) 440-1114. Signet maintains a website at www.signetenergy.ca. Signet was the operator and is now a minority working interest partner in the Sawn Lake Oil Sands in Alberta, Canada. See “Business Operations - Signet Projects - Sawn Lake Project, Alberta, Canada.”

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public offering in May 1998.

In July 2002, we acquired 100% of the common stock of Bible Resources, Inc. (“Bible”) in exchange for 10,900,000 shares of our restricted common stock. Bible, at the time, was a newly formed Nevada corporation organized for the purpose of exploring, developing and/or investing in oil and gas resources on a worldwide basis. Bible no longer has any operations or assets.

As of December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold off In December 2004, we completed the restructuring of our balance sheet and the cancellation of our outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and indebtedness related to the discontinued tobacco and pipe business.

In February 2005, we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd. On November 15, 2005, we changed its name to Signet Energy, Inc. On November 14, 2005, Signet issued CDN$8,550,000 of 7% convertible debentures. As a result of the initial financing and related transactions, our ownership interest in Signet was initially reduced to approximately 47.3%. Subsequent financings reduced our ownership percentage to approximately 44.3% of Signet on an undiluted basis and approximately 27.3% on a fully diluted basis if all convertible notes issued in connection with prior financings converted into shares of Signet and all employee stock options are exercised. Based upon this reduction in ownership, we determined that we no longer have the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from our consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, we reflected our Signet operations as an equity investment effective September 30, 2006.

On May 22, 2007, we entered into an Agreement to Vote (the “Voting Agreement”) with Signet, Andora Energy Corporation (“Andora”) and our CEO and Chairman of our Board of Directors, David Perez, in connection with a proposed business combination of Signet and Andora (the “Combination”). As of the date of this filing, the Combination has not been consummated. However, on August 17, 2007, the parties to the Voting Agreement entered into a new Agreement to Vote in connection with the Combination (the “New Voting Agreement”) to extend the date by which the Combination may become effective.  In addition, on August 17, 2007, the Company entered into a First Supplemental Trust Indenture with Signet and Valiant Trust Company (the "Supplemental Indenture") in connection with the Combination.  The Supplemental Indenture supplements and amends the Trust Indenture between Signet and Valiant Trust Company (the "Indenture") made as of December 20, 2005 and provides holders of debentures issued by Signet under the Indenture the opportunity to participate in the proposed Combination and receive payment under their debentures or to continue to hold such debentures pursuant to the Indenture. As of August 17, 2007, we owned 11,350,000 shares of the common stock of Signet and Mr. Perez individually owned 850,000 shares of the common stock of Signet 6,300,000 of our shares of the common stock of Signet are currently held in escrow pursuant to an agreement with Valiant Trust Company and Signet. Such shares will be held in escrow, subject to release for any claims which may arise in the future or until November 17, 2007. On November 17, 2007, any and all remaining escrowed shares will be released back to us. Ours and Mr. Perez’s covenants under the Voting Agreement are subject to certain conditions, including the Board of Directors of Signet obtaining a written fairness opinion indicating the Combination is fair from a financial point of view of the stockholders of Signet and the Combination being effective as set forth in an Arrangement Agreement dated August 17, 2007 between Signet and Andora.

On June 28, 2007, Peace Oil sold certain of its assets, including its undivided 30% working interest in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”) to North Peace Energy Corp. (“North Peace”) for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity (the “North Peace Transaction”).

We had previously purchased, through Cold Flow, all of the issued and outstanding capital stock of Peace Oil in March 2007. Cold Flow is owned entirely by 1294697 Alberta Ltd. (an entity we formed January 18, 2007, to consummate the acquisition of Peace Oil at the advice of Canadian tax counsel), which in turn, is owned entirely by us. Cold Flow purchased the capital stock of Peace Oil for a total purchase price of CDN$16,350,000, consisting of CDN$6,350,000 payable in cash and promissory notes and CDN$10,000,000 payable by the delivery of an aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow. In connection with the acquisition, Cold Flow also loaned Peace Oil CDN$270,000 to pay outstanding shareholder loans and legal fees incurred with in connection with the closing. Each Cold Flow exchangeable share is exchangeable into two shares of our common stock at any time for a period of five years from the closing of the acquisition. As a result of the acquisition, Peace Oil became a wholly owned subsidiary of Cold Flow.

In connection with the Peace Oil acquisition, we also issued to 1304146 Alberta Ltd., a company formed by the former stockholders of Peace Oil, a warrant to purchase up to 1,000,000 shares, in the aggregate, of our common stock at an exercise price of $1.00 per share. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. Other than holding 100% of the capital stock of Peace Oil, Cold Flow currently has minimal assets and liabilities and incurred $19,809 of office related expenses in the six months ended June 30, 2007.

Business Operations

Sawn Lake Project, Alberta, Canada

As described above, on May 22, 2007, we entered into the Voting Agreement with Signet, Andora and David Perez, in connection with the proposed Combination and on August 17, 2007 we entered the New Voting Agreement and Supplemental Indenture in furtherance of the proposed Combination. In the event the Combination is consummated, it is anticipated we will hold a 4.96% fully diluted interest in Andora.

Signet is currently the working interest partner of the Sawn Lake Oil Sands Development in Alberta, Canada, pursuant to a farmout agreement we entered into in February 2005 (the “Farmout Agreement”), with Deep Well Oil & Gas Inc. (“Deep Well”) and Northern Alberta Oil Ltd. (“Northern Alberta”), which was subsequently assigned to Signet in connection with the financing Signet completed in November 2005. The Sawn Lake Oil Sands Development has been estimated by two third-party petroleum-engineering firms to contain a total of 820,000,000 to 1,200,000,000 barrels of oil resource in place, of which 10-13% is estimated to be recoverable. The development consists of 69.5 contiguous sections covering 44,480 acres in the Sawn Lake area of Alberta, Canada. Signet has a right to earn a 40% working interest in six sections after drilling a total of three wells.

In September 2005, we were issued a permit by the Alberta Energy Utilities Board (“AEUB”) for a test well and on September 25, 2005 we spudded our first well, the 1-36 Well, at Sawn Lake, Alberta, Canada which perfected our interest in the Farmout Agreement with Deep Well and Northern Alberta. In October 2005, the AEUB granted Signet an amendment to the original test well permit at Sawn Lake, Alberta, Canada, to proceed with the drilling of a horizontal production well at Sawn Lake.

We assigned the Farmout Agreement to Signet in connection with the financing Signet completed in November 2005.

In April 2006, the AEUB issued Signet a permit to drill a second well at Sawn Lake. The 1-36 well was the first of a ten well delineation drilling program at the Sawn Lake property pursuant to which Signet will earn-in up to 69.5 contiguous sections covering 44,480 acres under the Farmout Agreement. To date, Signet has earned 6.0 sections, by drilling and completing the first well on a total of 3,450 acres. On November 15, 2005 we entered into a Farmout Amending Agreement whereby Signet is required to drill the second (option well) by September 25, 2007 and 8 additional wells prior to February 25, 2008 in order to perfect its interests in the entire 69.5 sections.

On July 17, 2006, Signet announced that the Government of Alberta had issued the required licenses to drill the next three vertical and horizontal wells in the Bluesky Formation of the Sawn Lake area.

In October 2006, Signet completed the drilling of two option wells (Well #2 and Well #3) and announced the production test results of these wells on October 12, 2006.

Under the Farmout Agreement, notice to Deep Well of Signet’s intent to drill the next option well was due on December 16, 2006.  At that time, Signet had chosen not to elect to drill additional option wells to earn additional sections pursuant to the amended Farmout Agreement with Deep Well.  Based on the lack of cold flow from the Sawn Lake oil sands resource, Signet had sought an amendment to the Farmout Agreement to drill vertical delineation wells to evaluate the resource potential rather than production test the resource.  These alternative types of wells are the common approach to delineating and defining the production potential of an oil sands resource of the nature of that located at Sawn Lake.  Deep Well has declined to amend the Farmout Agreement. Accordingly, pursuant to the terms of the Farmout Agreement with Deep Well, the right to elect to drill option wells and earn additional interest in the Sawn Lake property has concluded.

The two completed option wells increased Signet’s 40% ownership interest by 12 sections to a total of 18 sections or 11,520 acres.  Our net equity interest of 27.3% applied to the 11,520 acres represents 3,145 effective acres. However, in December 2006, Deep Well notified Signet that it was questioning Signet’s earnings on the additional 12 sections claiming Signet failed to properly complete the well by not conducting the production testing as reasonably required under the Farmout Agreement.   Signet’s view is that it has earned the 12 sections pursuant to the terms of the Farmout Agreement.  Signet is considering its options to resolve this matter.

As a result of these factors, management recorded an impairment charge of $6,296,016. For the year ended December 31, 2006, we charged operations for $1,043,085 representing our 27.3% share of Signet's loss. Both the impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment. The net investment in Signet at December 31, 2006 was $4,597,217 representing our 27.3% share of Signet’s December 31, 2006 net equity.

Red Earth Area, Alberta Canada

As described above, on June 28, 2007, Peace Oil sold its interests in the Red Earth Leases and certain other assets to North Peace. As a result of this transaction, Peace Oil holds a 4.87% fully diluted interest in North Peace.

North Peace now holds a 100% working interest in the Red Earth Leases, which are located in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, Canada, consisting of four major contiguous blocks located in close proximity to existing services and infrastructure. The Red Earth Leases have 15 year renewable terms with the government of Alberta, Canada.

In connection with the Peace Oil acquisition, Peace Oil granted to 1304146 Alberta Ltd., an affiliate of certain selling stockholders, a non-convertible absolutely gross overriding royalty in the land covered by the Red Earth Leases to secure the payment of promissory notes delivered as partial payment for Peace Oil. As a result the North Peace Transaction, Cold Flow paid, in full, all of the outstanding promissory notes due in connection with the acquisition of Peace Oil and the gross overriding royalty was terminated upon repayment of those notes.

Santa Rosa Dome Project, Mendoza Province, Argentina

We hold a 17.52% working interest in the Santa Rosa Dome project in the Mendoza province of Argentina (the “Santa Rosa Project”). We, along with our joint operating partners, Oromin Explorations Ltd. (“Oromin”) and Ottoman Energy Ltd. (“Ottoman”), anticipate the exploration work to include the drilling of up to three exploration wells to around 1,250 meters each. The Santa Rosa Project is a 7,694 square kilometer exploration block located in the eastern part of the prolific Cuyana Basin in Argentina’s Mendoza Province. The Cuyana Basin has already produced approximately 970,000,000 barrels of oil from fields located in the western half of the basin. The eastern part of the basin is under-explored due to the presumed absence of structures capable of trapping significant hydrocarbons. The Santa Rosa Project, however, contains a domal structure of over 220 square kilometers that may lie on a likely hydrocarbon migration fairway. The dome has not yet been tested by drilling. Seismic work carried out by Oromin indicates the likely presence of reservoir quality rocks over the structure with a regional seal covering the entire area. The exploration work comprises some further seismic modeling and the drilling of two or three wells on or near the crest of the dome. Oromin and Ottoman anticipate that the drilling program will take place towards the end of 2007, depending on the timing of the final award of the Santa Rosa Project and on rig availability. Oromin currently owns 82.48% of the Santa Rosa Project and we hold a 17.52% working interest in the Santa Rosa Project.

In November 2005, Ottoman agreed to acquire a 32.48% working interest in the Santa Rosa Project from Oromin whereby Ottoman will spend $1,400,000 on exploration to fully earn their working interest in the project. Thereafter, Ottoman can acquire an additional 8.76% interest from Oromin to increase its interest to 41.24% (the equivalent of Oromin’s interest) by incurring a further expenditure of $897,381.

If we make all capital contributions to the Santa Rosa Property, we would be obligated to make additional payments over a twelve month period, payable monthly, of $297,381 in an initial cash call to preserve our interest in the Santa Rosa Project, and $190,617 in a secondary cash call to fund expected Santa Rosa Project exploration costs. In view of the delays in drilling this well, we wrote off our capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete our post-closing obligations in connection with each of our acquisition of Peace Oil and the subsequent sale of Peace Oil’s assets, including the Red Earth Leases, to North Peace. In addition we anticipate incurring corporate overhead and public reporting costs of $2,000,000 over the next twelve months.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

In addition to the Combination described above, while we anticipate significant acquisitions, we do not anticipate the sale of any significant property, plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations. Following the closing of the North Peace Transaction, we anticipate having sufficient resources available to meet these acquisition needs (see the section entitled “Liquidity and Capital Resources” for more information).

Number of Employees

From our inception through the period ended June 30, 2007, we have relied on the services of outside consultants and three (3) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of seven (7) full and part time employees during the next twelve months.

As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Recent Developments

On July 24, 2007, Dr. Kenneth Druck resigned from our Board of Directors. Our committee chairs and members are as follows:

Committees
Board Member:	Audit	Compensation	Nominating and Governance

John Stiska	Chair	Member	-
Thomas Page	Member	Chair	-
Richard Collato	-	Member	Chair
Robert B. Fields	-	-	Member

On June 28, 2007, Peace Oil sold its interests in the Red Earth Leases and certain other assets to North Peace. See “Management’s Discussion and Analysis and Plan of Operation - Company Overview- Corporate History.”

Effective as of April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement (the “Exchange Agreement”) with Gemini Master Fund Ltd. (“Gemini”). The Exchange Agreement amended the filing date of the registration statement required under Gemini’s Registration Rights Agreement to the 30th calendar day after the date of the Exchange Agreement and the required effectiveness date to the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provided a waiver by Gemini of any liquidated damages due under its Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provided for the sale and issuance by us of a Convertible Note at 0% interest in the principal amount of $1,150,000 (the “Convertible Note”) to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to its Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also includes an additional $250,000 of cash consideration paid to us from Gemini. Our obligations under Gemini’s Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants issued under Gemini’s Securities Purchase Agreement, but no longer include the surrendered shares in connection with the Exchange Agreement. As a result of the Exchange Agreement, Gemini retains all previously issued warrants. We did not enter into a similar agreement with Mr. Fritz and the securities purchased by Mr. Mark Fritz in this private placement.

The Convertible Note has a maturity date of May 1, 2008. The holder has the right to convert, at any time in the holder’s discretion, all or any part of the outstanding and unpaid principal amount of the Convertible Note into shares of our common stock at a conversion price of $0.37 per share, subject to anti-dilution adjustment if we issue securities for a consideration per share less than the conversion price on the date of such issuance or sale. In the event of a default or a change in control, the holder has the right to have all or any portion of the unpaid principal amount, plus any accrued and unpaid interest, redeemed by us at a redemption price equal to 120% of the unpaid principal amount of the Convertible Note being redeemed plus all accrued and unpaid interest (the “Redemption Price”). Upon satisfaction of certain equity conditions, we have the right to redeem all but not less than all of the unpaid principal amount of the Convertible Note at the Redemption Price.

Pursuant to the Exchange Agreement, we were obligated to register such shares and warrants from the initial November 28, 2006 financing by filing a registration statement by May 18, 2007. As of the date of this filing, we have not filed a registration statement and, as a result, we have incurred liquidated damages equal to 2% of such net proceeds as described above, which may be assessed on a monthly basis and accrue interest if not timely paid.

In addition, we were unable to file and obtain an effective registration statement as of March 28, 2007 with regard to the shares issued to Mr. Fritz. We have not filed a registration statement with regard to such shares and, as a result, we incurred liquidated damages, equal to 2% of such net proceeds described above, which have been assessed on a monthly basis and have accrued interest due to not being timely paid.

On August 6, 2007, we received a notice of default and election of mandatory redemption pursuant to Section 5 of the Convertible Note from Gemini (the “Mandatory Redemption Notice”). Gemini stated that the default resulted from our failure to (i) register for resale of the shares of common stock issuable upon conversion of the Convertible Note and exercise of the warrants (collectively, the “Securities”), and (ii) pay liquidated damages to Gemini for such failure to register the Securities under their Registration Rights Agreement with us. Pursuant to Section 5(a) of the Convertible Note, Gemini has the right, upon written notice to us, to have all or any portion of the unpaid principal amount of the Convertible Note, plus all accrued and unpaid interest, redeemed by us (a “Mandatory Redemption”) at a price equal to one hundred and twenty percent (120%) of (x) the unpaid principal amount of the Convertible Note, plus (y) all accrued and unpaid interest (including default interest) under the Convertible Note.

Upon receiving the Mandatory Redemption Notice, we requested that the date of the Mandatory Redemption be postponed until November 1, 2007. Gemini decided to accommodate our request and on August 8, 2007, we and Gemini entered into a Redemption Agreement (“Redemption Agreement”) and an Escrow Agreement (“Escrow Agreement”) with Torrey Pines Bank (the “Bank”) to effect the postponement of the Mandatory Redemption.

Under the Redemption Agreement, Surge and Gemini agreed that the appropriate payment for the Mandatory Redemption is $1,380,000 (the “Mandatory Redemption Price”) and to postpone the redemption of the Convertible Note and the required payment of the Mandatory Redemption Price until November 1, 2007 (the “Revised Mandatory Redemption Date”). Pursuant to the Redemption Agreement, we agreed that (a) Gemini may revoke the Mandatory Redemption Notice (in which case we shall not redeem the Convertible Note), (b) the Mandatory Redemption Notice shall remain valid and in full force and effect unless revoked by Gemini, and (c) a default has occurred and is continuing under the Convertible Note and, unless the Mandatory Redemption Notice is revoked by Gemini, we shall redeem the Convertible Note for the Mandatory Redemption Price regardless of whether there is a cure or discontinuance of the default under the Convertible Note. Gemini has the right to extend the Revised Mandatory Redemption Date until December 31, 2007. If the Mandatory Redemption Price is not paid in full within two (2) business days of the final Revised Mandatory Redemption Date, any unpaid portion of the Mandatory Redemption Price shall increase at the default interest rates set forth in the Convertible Note.

The parties agreed that we would deposit the Mandatory Redemption Price with the Bank to be held in escrow pursuant to the terms of the Escrow Agreement. Under the Escrow Agreement, the Bank shall distribute the Mandatory Redemption Price to Gemini if Gemini elects to redeem the Convertible Note. If Gemini elects to revoke the Mandatory Redemption Notice, then the Bank shall promptly distribute the Mandatory Redemption Price to us.

We received notification from the Division of Securities of the Ohio Department of Commerce that the sale of shares to Mr. Fritz in this offering may not be exempt from Ohio’s securities laws. (See Part II, Item 1, “Legal Proceedings”).

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

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We analyze our estimates, including those related to future oil and gas revenues and oil and gas properties, contingencies and litigation. We base our estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investment in unconsolidated subsidiary

Entities that we can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether we exercise significant influence with respect to an entity depends on an evaluation of several factors, among others, representation of the entity’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the entity including voting rights associated with our holdings in common, preferred and other convertible instruments in the entity. Under the equity method of accounting, our share of the earnings or losses of these entities is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss is value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Results of Operations

For The Three Month Periods Ending June 30, 2007 And June 30, 2006:

We had no revenues in the three months ended June 30, 2007 or the three months ended June 30, 2006 other than gain on warrant revaluation during the three months ended June 30, 2006 and interest income.

Total operating expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 decreased by $244,000 to $1,309,000 from $1,553,000 in the prior period. Included within the $244,000 decrease is $428,000 in higher public reporting and payroll costs, $1,363 in increased depreciation expense, offset by $674,000 in non-cash option compensation as the result of fewer option grants compared to the prior period.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, we determined that we no longer have the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from our consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, we reflected our Signet operations as an equity investment using the 27.30% equity interest effective for the three months ended June 30, 2007. As a result, equity in losses from affiliates increased by $180,000 for the three months ended June 30, 2007 from the zero in the prior period.

Gain on revalution of warrant liability was zero for the three months ended June 30, 2007 compared to $3,016,000 for the three months ended June 30, 2006. In the three months ended June 30, 2007, we adopted EITF 00-19-2 and reclassified our warrant liability to permanent equity. Warrant expense was $368,000 for the three months ended June 30, 2007 compared to zero in the prior period due to the 1,000,000 warrants issued to Peace Oil shareholders upon repaying their secured notes payable on June 28, 2007.

Net interest expense for the three months ended June 30, 2007 and the three months ended June 30, 2006 amounted to ($743,000) and $18,000, respectively. The increase in interest expense was due to the interest on the CDN$4,000,000 in Peace Oil notes, $395,000 in beneficial conversion feature related to the Gemini convertible debt as well as liquidated damages from our failure to timely file certain registration statements.

In the three months ended June 30, 2007, gain on the sale of Peace Oil to North Peace amounted to $3,099,000 compared to zero in the prior period (see Note C).

Canadian income taxes resulting from the Peace Oil sale totaled $991,000 during the three months ended June 30, 2007 compared to zero in the prior period (see Note F).

Loss from discontinued operations and loss applicable to minority interest was zero in the three months ended June 30, 2007 compared to ($1,058,000) and $580,000, respectively, in the prior period.

Foreign currency translation adjustment in the three months ended June 30, 2007 was a loss on translation of $27,000 compared with a gain of $323,000 in the three months ended June 30, 2006. Recent foreign subsidiary activity was related to Cold Flow’s minimal activity during the period.

Loss available to common stockholders increased by $1,497,000 from income of $1,003,000 for the three months ended June 30, 2006 to a loss of $494,000 for the three months ended June 30, 2007 as a result of all the factors described above.

For The Six Month Periods Ending June 30, 2007 And June 30, 2006:

We had no revenues or income for the six months ended June 30, 2007 or the six months ended June 30, 2006.

Total operating expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 decreased by $840,000 to $2,575,000 from $3,415,000 in the prior period. Included within the $840,000 decrease is $802,000 in higher public reporting and payroll costs, $2,154 in increased depreciation expense, offset by $1,644, 000 in non-cash option compensation as the result of fewer option grants compared to the prior period.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce our outstanding voting security interest to less than 50%. Based upon this reduction in ownership, we determined that we no longer had the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from our consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, we reflected our Signet operations as an equity investment using the 27.30% equity interest effective for the six months ended June 30, 2007. As a result, equity in losses from affiliates increased by $448,000 for the six months ended June 30, 2007 from the zero in the prior period.

Loss on revalution of warrant liability was zero for the six months ended June 30, 2007 compared to $650,000 in the six months ended June 30, 2006. In the six months ended June 30, 2007, we adopted EITF 00-19-2 and reclassified our warrant liability to permanent equity. Warrant expense was $368,000 for the six months ended June 30, 2007 compared to zero in the prior period due to the 1,000,000 warrants issued to Peace Oil shareholders upon repaying their secured notes payable on June 28, 2007.

Net interest expense for the six months ended June 30, 2007 and the six months ended June 30, 2006 amounted to ($762,000) and $25,000, respectively. The increase in interest expense was due to the interest on the CDN$4,000,000 in Peace Oil notes, $395,000 in beneficial conversion feature related to the Gemini convertible debt as well as liquidated damages from our failure to timely file certain registration statements.

In the six months ended June 30, 2007, gain on the sale of Peace Oil to North Peace amounted to $3,099,000 compared to zero in the prior period (see Note C).

Canadian income taxes resulting from the Peace Oil sale totaled $991,000 during the six months ended June 30, 2007 compared to zero in the prior period (see Note F).

Loss from discontinued operations and loss applicable to minority interest was zero in the six months ended June 30, 2007 compared to ($2,026,000) and $1,119,000, respectively, in the prior period.

Foreign currency translation adjustment in the six months ended June 30, 2007 was a loss on translation of $41,000 compared with a gain of $338,000 for the six months ended June 30, 2006. Recent foreign subsidiary activity was related to Cold Flow subsidiary’s minimal activity during the period.

Loss available to common stockholders decreased by $2,902,000 from $4,947,000 in the six months ended June 30, 2006 to $2,046,000 in the six months ended June 30, 2007 as a result of all the factors described above.

Liquidity and Capital Resources
Current Position

As of June 30, 2007, we had a surplus in working capital of $5,667,000. For the six months ended June 30, 2007, we had a net cash flow deficit from operating activities of $1,619,000, consisting primarily of year to date losses of $2,046,000 from operations, gain from the disposition of Peace Oil of $2,107,000 less non-cash adjustments of $1,680,000.

For the six months ended June 30, 2007, cash flow provided by investing activities from continuing operations was $13,058,000 due primarily to the net gain on Peace Oil sale to North Peace, net of taxes and beneficial conversion feature related to the Gemini convertible debt.

For the six months ended June 30, 2007, cash flow from financing activities was ($4,375,000) due primarily to Peace Oil note repayments.

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or hereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on our December 31, 2006 financial statements included in our Annual Report for the year ended December 31, 2006 states that our recurring losses raise substantial doubts about our ability to continue as a going concern. As described in Note C, in connection with the North Peace Transaction, Peace Oil sold its undivided 30% working interest in the Red Earth Leases and other assets to North Peace for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity. As a result of the North Peace Transaction, on June 28, 2007, Cold Flow fully paid all of the promissory notes due in connection with the Peace Oil acquisition.

In connection with our private sales of common stock, we issued shares of stock to Mr. Mark Fritz, a purchaser in the State of Ohio. The Division of Securities of the Ohio Department of Commerce has notified us that such sales may have been completed without a viable exemption from Ohio’s securities laws. As a result, the purchaser of the shares may have rescission rights to unwind the sale of such shares, which is an approximately $2,000,000 contingent liability of the Company. (See Part II, Item 1, “Legal Proceedings”).

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As discussed in our Annual Report on Form 10-KSB for 2006 we are engaged in certain claims and litigation in connection with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”). We are continuing to challenge the complaint filed by Dynamo on jurisdictional grounds and the Superior Court has scheduled a hearing on the motions in August 2007. In early June 2007, Dynamo asked us to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, our Chief Executive Officer and Chairman of the Board of Directors. We have refused to stipulate to the filing of this Second Amended Complaint. Dynamo has not filed a motion for leave to file a Second Amended Complaint.

As previously disclosed, our Board had determined that the proposed agreement with Dynamo had not been authorized by the Board. We intend to vigorously defend this lawsuit. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome.

As previously disclosed, we were notified by the Division of Securities of the Ohio Department of Commerce that one or more of our private placements of securities to purchasers in Ohio may have been completed without an exemption from Ohio’s securities laws. As a result, the purchasers of such securities may have rescission rights to unwind the sales of such securities, which is an approximate $2,000,000 contingent liability of the Company. Granite Financial Group, LLC (“Granite”), the broker in connection with these sales in Ohio, has applied for qualification of such securities with the Division of Securities of the Ohio Department of Commerce in connection with these sales.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed and described in our Form 8-K filed on July 23, 2007, our Board of Directors, on July 17, 2007, granted David Perez, our Chief Executive Officer, 1,200,000 options to purchase shares of our common stock, and granted William Greene, our Chief Financial Officer, 200,000 options to purchase shares of our common stock. The issuance of the options was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Part I, Item 2 “Management's Discussion and Analysis and Plan of Operation” regarding our defaults with respect to Gemini's Convertible Note and the Redemption Agreement and Escrow Agreement, which is incorporated by reference in this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note B - "Investment in Signet, Andora Agreement" which is hereby incorporated by reference in this Item 5. The descriptions of the New Voting Agreement and the Supplemental Indenture herein are only summaries and are qualified in their entirety by the full text of the New Voting Agreement and the Supplemental Indenture, which are attached as exhibits hereto and incorporated by reference herein.

ITEM 6. EXHIBITS

(a)    Exhibits

10.1	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, Surge Global Energy, Inc. and David Perez

10.2	First Supplemental Trust Indenture dated August 17, 2007 between Signet Energy, Inc., Surge Global Energy, Inc. and Valiant Trust Company

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
__________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: August 20, 2007	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: August 20, 2007	By:	/s/ William Greene
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)