Form 10QSB
period 2007-09-30
Surge Global Energy, Inc.
filed 2007-11-16
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
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

As of November 15, 2007, the registrant had 36,470,337 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,088,973
Restricted cash (Note E)	1,380,000
Other receivable	4,916
Prepaid expense	43,711
Total current assets	7,517,600

Property and equipment, net	23,435

Investment in Andora (Note B)	3,540,639
Investment in North Peace Energy (Note C)	5,035,406

Total Assets	$16,117,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$750,636
Notes Payable (Note E)	1,204,233
Income Tax Payable (Note F)	1,058,529
Total current liabilities	3,013,398

Total long-term liabilities

Redeemable Preferred Shares (Note G)	10,081,000

Commitment and contingencies (Note K)

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note H)
Special Voting Preferred (Note G) 1 share outstanding
Series B - none issued and outstanding (Note H)
Common stock, par value $.001 per share; 200,000,000 shares authorized; 28,970,430 shares issued and outstanding (Note H)	28,970
Additional paid-in capital	44,334,647
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(255,542)
Accumulated deficit	(12,337,513)
Deficit from inception of development stage	(28,747,880)
Total stockholders' equity	3,022,682

Total liabilities and stockholders' equity	$16,117,080

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

					For the period
					from
					January 1, 2005
					(date of inception of development
	For the Three Months Ending		For the Nine Months Ending		stage) through
	September 30		September 30		September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Selling, general and administrative expenses	$597,293	$671,759	$2,299,028	$2,128,864	$7,347,122
Amortization of deferred compensation	-		-	-	3,039,038
Non cash compensation to employees	319,741	1,115,849	1,188,803	3,628,971	10,192,516
Depreciation and amortization	2,660	930	6,572	371,286	454,230
Oil and Gas impairment	-		-	-	6,321,016

Total operating expense	919,694	1,788,538	3,494,403	6,129,121	27,353,922
	-				-
Loss from operations	(919,694)	(1,788,538)	(3,494,403)	(6,129,121)	(27,353,922)

Equity in losses from affiliates	(608,601)	(442,182)	(1,056,578)	(442,182)	(2,099,663)
Warrants issued in connection with Peace Oil acquisition (Note I)	-		(368,000)	-	(368,000)
Net gain/(loss) on revaluation of warrant liability (Note D)	-	2,004,720		1,354,680	(431,261)
Financing (expense) income, net	(516,557)	15,472	(1,278,614)	(1,060,306)	(4,281,146)
Gain on sale of Peace Oil (Note C)	-		3,098,554	-	3,098,554

Loss from operations, before income taxes and minority interest	(2,044,852)	(210,528)	(3,099,041)	(6,276,929)	(31,435,438)
	-				-
Provision for income taxes	-	-	(991,538)	-	(991,538)

Loss before minority interest	(2,044,852)	(210,528)	(4,090,579)	(6,276,929)	(32,426,976)
	-
Loss applicable to minority interest	-	-	-	1,119,027	3,679,096

Loss available to common shareholders	$(2,044,852)	$(210,528)	$(4,090,579)	$(5,157,902)	$(28,747,880)
			-		-
Other comprehensive (loss): foreign currency translation (loss)	(368,548)	(4)	(409,142)	337,552	(255,542)

Comprehensive income (loss)	$(2,413,400)	$(210,532)	$(4,499,721)	$(4,820,350)	$(29,003,422)
	-				-
Income (loss) per common share
- basic	$(0.07)	$(0.01)	$(0.14)	$(0.19)	$(1.10)
- diluted	$(0.07)	$(0.01)	$(0.14)	$(0.19)	$(1.10)

Weighted average shares outstanding
- basic	28,970,430	27,439,271	29,718,110	26,925,668	26,142,525
- diluted	28,970,430	27,439,271	29,718,110	26,925,668	26,142,525

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
THROUGH SEPTEMBER 30, 2007
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
THROUGH SEPTEMBER 30, 2007
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

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on Investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to Equity Method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock option awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-	-	-	-	339,014	-	-	339,014
Net loss	-	-	-	-	-	-	-	-	(15,926,093)	-	(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,512)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,867
Employee stock option expense	-	-	-	-	1,188,803	-	-	-	-	-	1,188,803
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion			(2,000,000)	(2,000)	(898,000)						(900,000)
Peace Oil acquisition warrants					368,000						368,000
Beneficial conversion feature in connection with issuance of convertible notes payable					1,076,575						1,076,575
Foreign currency translation adjustment	-	-	-	-	-	-	-	(409,142)	-	-	(409,142)
Net loss	-	-	-	-	-	-	-	-	(4,090,579)	-	(4,090,579)
Balance at September 30, 2007	-	$-	28,970,430	$28,970	$44,334,647	$-	$-	$(255,542)	$(28,747,880)	$(12,337,512)	$3,022,682

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF
DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

			For the period
			January 1,
			2005 (date of
			inception of
			development
	For the Nine Months Ending		stage) through
	September 30		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net Loss	$(4,090,580)	$(5,157,902)	$(28,747,881)

Adjustments to reconcile net loss to net cash (used in )operating activities:
Gain on Peace Oil transaction, net of tax	2,107,016	-	2,107,016
Minority interest	-	1,119,027	3,679,096
Share of affiliate loss	1,056,578	442,182	2,099,663
Depreciation and amortization	6,432	374,900	454,090
Impairment	-	-	6,321,016
Amortization and write-off of debt discount - beneficial conversion
feature of convertible debenture	-	-	1,022,492
Amortization and write-off of discount attributable to warrants	-	3,628,971	629,192
Non cash compensation	1,188,803		6,170,350
Amortization of deferred compensation costs	-	-	3,039,038
Gain/loss on revaluation of warrant liability	-	(1,354,680)	431,261
Warrant expense	368,000	-	368,000
Interest on Gemini	230,000	-	230,000
Beneficial conversion feature in connection with issuance of convertible notes payable	900,808	-	900,808
Debt discount	-	817,944	1,010,679
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	(4,787)	290,867	(132,883)
Prepaid expense	(17,797)	(25,647)	(68,267)
Other assets	-	80,958	80,958
Accounts payable and accrued liabilities	147,095	(60,923)	607,697
Net cash used in operating activities	(2,322,464)	(2,082,357)	(7,104,259)

Cash flows from investing activities:
Restricted cash deposit	(1,380,000)	-	(1,380,000)
Purchase of property and equipment	(12,949)	(72,748)	(110,636)
Deposits	-	(9,913)	(9,913)
Capital expenditures in oil and gas properties	-	(1,311,259)	(11,768,933)
Asset retirement obligation	-	-	51,273
Oil leases	-	-	6,314,820
Disposition of Peace Oil	13,379,994	-	13,379,994
Deduct June 2006 Signet cash balance		(5,626,405)	(5,626,405)
Net cash used in investing activities	11,987,045	(7,020,325)	850,200

Cash flows form financing activities
Proceeds from the sale of common stock and stock subscription, net of costs and fees	-	1,800,000	4,250,000
Proceeds from exercise of options	91,868	100,000	91,868
Proceeds from equity to debt conversion	250,000	-	250,000
Repayment of Peace notes payable	(5,035,406)	-	(5,035,406)
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share Issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash provided by financing activities	(4,693,538)	1,900,000	12,249,635

Effect of exchange rates on cash and cash equivalents	(409,143)	266,613	(66,538)

Net (decrease) increase in cash and cash equivalents	4,561,900	(6,936,069)	5,929,038

Cash and cash equivalents at the beginning of the year	1,527,073	8,111,945	159,935

Cash and cash equivalents at the end of the year	$6,088,973	$1,175,876	$6,088,973

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005
(DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
			development
	For the Nine Months Ending		stage) through
	September 30		September 30,
	2007	2006	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	181,629	-	181,629
Cash paid during the period for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	900,808	-	908,808
Amortization of discount attributable to warrants	-	-	629,192
Stock options pursuant to employment agreement	1,188,803	-	6,170,350
Amortization of deferred compensation costs	-	3,628,971	3,039,038
Loss on revaluation of warrant liability (Note D)	-	(1,354,680)	431,261
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Redeemable preferred stock issued in connection with the Peace Oil acquisition (Note C)	10,081,000	-	10,081,000

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-KSB.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), and Cold Flow Energy ULC, Peace Oil Corp. (see Note C) and 1294697 Alberta Ltd., (collectively the “Company”).

As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note B - Investment in Andora for further discussion).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through September 30, 2007, the Company has accumulated losses of $28,747,880.

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
SEPTEMBER 30, 2007
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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Investment in unconsolidated subsidiaries

Investments in unconsolidated subsidiaries with less than a 20% voting interest are generally accounted for under the cost method. Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the investee’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the investee including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, the Company’s share of the earnings or losses of these investees is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss is value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Financial Instruments

We carry our financial instruments including cash and equity securities at their estimated fair values.  The fair values of our securities are based on prices quoted in active markets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from operations of $4,090,579 and $5,157,902 for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $4,504,202 as of September 30, 2007.

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE B - INVESTMENT IN ANDORA

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

On November 15, 2005, the Company distributed 5,100,000 shares of the subsidiary’s common stock to its founders, and 7,550,000 shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties. The subsidiary was renamed Signet Energy, Inc. (“Signet”) in November 2005 in conjunction with the subsidiary’s financing activity. Signet became a minority owned subsidiary with the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a voting trust agreement. In July 2006, Signet completed a private placement transaction, and as a result of the financing and our election to not participate, our voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14% which assumes the exercise of all outstanding warrants and options and the conversion of all convertible debt). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of the 7,550,000 Deep Well shares terminated which reduced Surge voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

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

2006 Deconsolidation

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet’s management and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, Surge determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge has reflected its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006 as well as for the nine months ended September 30, 2007.

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

2006 Impairment

Signet is a pre-production stage development enterprise whose sole activity is the delineation and development of an oil sand resource at its Sawn Lake property. Signet has drilled, completed and production tested three horizontal wells on the Sawn Lake property. The objective of these wells was to determine the feasibility of conventional oil production from the property oil sands resource, which feasibility was not established by the production test. As a result of these factors, management recorded an impairment charge of $6,296,016 for the year ended December 31, 2006.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

For the year ended December 31, 2006, Surge charged operations for $1,043,085 representing Surge's 27.30% share of Signet's loss. Both the impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.  The net investment in Signet at December 31, 2006 was $4,597,217 representing the Company’s 27.3% share of Signet’s December 31, 2006 net equity. For the nine months ended September 30, 2007, Surge charged operations for $447,977 representing Surge's 27.30% share of Signet's loss, which was reflected as a reduction to the Signet investment.  The net investment in Signet at September 30, 2007 was $4,149,240 representing the Company’s 27.3% share of Signet’s September 30, 2007 net equity.

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

Andora Agreement

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora") (the “Combination”). As part of the Combination, each of the issued and outstanding shares of common stock of Signet was exchanged for 0.296895028 shares of common stock of Andora.  The Company held 11,550,000 shares of common stock of Signet which were exchanged for approximately 3,429,138 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora.  Approximately 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim, Andora is entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares will be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

Andora is an oil and gas company owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.   According to Andora’s publicly available information, Andora’s assets include various percentage interests in 84 sections of oil sands permits and a gross overriding royalty on various interests held by Deep Well Oil and Gas Inc. (“Deep Well”), all located in the Sawn Lake heavy oil project area of Alberta, Canada, as well as a 2.4% net gross overriding royalty (3% of an 80% working interest) on interests in the thickest net oil pay sections of the pool, which is payable by Deep Well.

Perez was on the Board of Directors of Signet and was also a stockholder of Signet.  Mr. Perez’s 850,000 shares of common stock of Signet were exchanged for approximately 252,361 shares of common stock of Andora.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In accordance with FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” Surge is required to measure the value of assets exchanged in the non-monetary transaction by using the net book value of the asset relinquished since the exchange was deemed to not have commercial substance.   Accordingly, Surge will not recognize a gain or loss on the conveyance of Signet shares into Andora shares.  Since the Combination will not have a material impact on Surge's financial position, the presentation of an Unaudited Pro forma Condensed Consolidated Balance Sheet has been excluded.

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

As part of the Peace Oil transaction, on March 2, 2007 we also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share contingent upon the Company completing the final secured note payable of CDN$4,000,000 on June 28, 2007 . The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

On June 28, 2007, Surge  completed an Agreement of Purchase and Sale (the “Agreement”) with Peace Oil and North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”) in connection with the sale of certain assets of Peace Oil to North Peace (the “North Peace Transaction”), including Peace Oil’s undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

The aggregate consideration for the North Peace Transaction was approximately CDN$20,000,000, subject to an adjustment limited to CDN$250,000 within six months of the closing date as set forth in the Agreement. The Transaction consideration consists of approximately CDN$15,000,000 in cash, including a CDN$4,500,000 deposit and CDN$5,000,000 in common shares of North Peace at a price of CDN$2.20 per share. The common shares to be issued in the North Peace Transaction will be subject to a contractual one-year hold period and will represent approximately 4.87% of the fully diluted shares of North Peace.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

As part of the Agreement, Peace Oil and North Peace made certain representations and warranties to each other and agreed to indemnify the other for certain losses provided therein. In addition, Surge agreed to guarantee and be jointly and severally liable for Peace Oil’s obligations and liabilities under the Agreement.

As part of the Agreement, Surge, Peace Oil and North Peace entered into a binding Letter Agreement in connection with the Transaction.  Peace Oil is an indirect wholly-owned subsidiary of Surge. Peace Oil and North Peace were parties to a Joint Venture Agreement dated December 2005 (“Joint Venture Agreement”) to develop and exploit the Red Earth Leases. The Joint Venture Agreement provided that Peace Oil and North Peace were to hold 30% and 70% working interests in the Red Earth Leases, respectively. Upon closing of the Transaction, North Peace obtained all of Peace Oil’s interest in the Red Earth Leases.

Investment in North Peace Energy

As a result of the Peace Oil sale to North Peace, we own 2,270,430 common shares of North Peace which represents 4.87% of the fully diluted shares of North Peace as of September 30, 2007.

During the nine months ended September 30, 2007, the Company has recorded a gain of $3,098,554 related to the sale of Peace Oil.

Pro Forma Information

The following pro forma unaudited financial information has been prepared by management of the Company in order to present consolidated financial results of operations of the Company as to give effect to the loss of control and significant influence of Signet (including the Andora Agreement “Non-Monetary Share Exchange”)  and the sale of Peace Oil. The pro forma condensed consolidated statement of losses for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 present pro forma results had the transactions taken place at January 1, 2005.

The pro forma information is based on historical financial statements giving effect to the loss of control and significant influence of Signet using the cost method  of accounting and the sale of Peace Oil .  The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period from January 1, 2005 through September 30, 2007
Net Loss - (as reported)	$(4,090,579)	$(5,157,902)	$(28,747,880)
Adjustments:
Gain on sales of Peace Oil	(3,098,554)		(3,098,554)
Income tax provision on sale of Peace Oil	991,538		991,538
Loss in Signet prior to deconsolidation		2,026,122	7,014,937
Loss applicable to minority interest	-	(1,119,027)	(3,679,096)
Equity losses from affiliate	1,056,578	442,182	2,099,663
Net Loss - pro forma	$(5,141,017)	$(3,808,625)	$(25,419,392)
Loss per common share - Pro forma
(basic and diluted)	$(0.17)	$(0.14)	$(0.97)

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

NOTE E - NOTE PAYABLE

On December 4, 2006, we previously entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) pursuant to which we sold 2,000,000 shares of our common stock at a purchase price of $0.45 per share. Pursuant to the Securities Purchase Agreement, we also issued to Gemini a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.60 per share and with a term of five years and a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share with a term of six months which is 45 days after the effective registration statement. Concurrently, we also entered into a Registration Rights Agreement with Gemini pursuant to which we agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the agreement.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement with Gemini (the “Exchange Agreement”). The Exchange Agreement amends the filing date of the registration statement under the Registration Rights Agreement to be the 30th calendar day after the date of the Exchange Agreement and the effectiveness date to be the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provides a waiver by Gemini of any liquidated damages due under the Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provides for the sale and issuance by us of a Convertible Note at 0% interest (the “Convertible Note”) in the principal amount of $1,150,000 to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to the Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also covers an additional $250,000 of cash consideration from Gemini Master Fund. Our obligations under the Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants, but no longer include the surrendered shares. As a result of the Exchange Agreement, Gemini retains all previously issued warrants.

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

On August 6, 2007, Surge received a notice of default and election of Mandatory Redemption pursuant to Section 5 of the Note from Gemini (the “Mandatory Redemption Notice”). Gemini stated that the default resulted from Surge’s failure to (i) register for resale of the shares of common stock issuable upon conversion of the Note and exercise of the warrants (collectively, the “Securities”), and (ii) pay liquidated damages to Gemini for such failure to register the Securities under the Registration Rights Agreement. Pursuant to Section 5(a) of the Note, Gemini has the right, upon written notice to Surge, to have all or any portion of the unpaid principal amount of the Note, plus all accrued and unpaid interest, redeemed by Surge (a “Mandatory Redemption”) at a price equal to one hundred and twenty percent (120%) of (x) the unpaid principal amount of the Note, plus (y) all accrued and unpaid interest (including default interest) under the Note.

Upon receiving the Mandatory Redemption Notice, Surge requested that the date of the Mandatory Redemption be postponed until November 1, 2007. After consideration, Gemini decided to accommodate Surge’s request and on August 8, 2007, Surge and Gemini entered into a Redemption Agreement (“Redemption Agreement”) and an Escrow Agreement (“Escrow Agreement”) with Torrey Pines Bank (the “Bank”) to effect the postponement of the Mandatory Redemption.  As of September 30, 2007, restricted cash totaling $1,380,000 was held with Torrey Pines Bank.

Under the Redemption Agreement, Surge and Gemini agreed that the appropriate payment for the Mandatory Redemption is $1,380,000 (the “Mandatory Redemption Price”) and to postpone the redemption of the Note and the required payment of the Mandatory Redemption Price until November 1, 2007 (the “Revised Mandatory Redemption Date”). Pursuant to the Redemption Agreement, Surge agreed that (a) Gemini may revoke the Mandatory Redemption Notice (in which case the Company shall not redeem the Note), (b) the Mandatory Redemption Notice shall remain valid and in full force and effect unless revoked by Gemini, and (c) a default has occurred and is continuing under the Note and, unless the Mandatory Redemption Notice is revoked by Gemini, the Company shall redeem the Note for the Mandatory Redemption Price regardless of whether there is a cure or discontinuance of the default under the Note. Gemini has the right to extend the Revised Mandatory Redemption Date until December 31, 2007. If the Mandatory Redemption Price is not paid in full within two (2) business days of the final Revised Mandatory Redemption Date, any unpaid portion of the Mandatory Redemption Price shall increase at the default interest rates set forth in the Note.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company accrued the $230,000 of default interest during the three months ended June 30, 2007 and repaid the $1,380,000 in full on November 1, 2007 (see Note L - Subsequent Events).

A summary of convertible notes payable at September 30, 2007 is as follows:

Convertible Debentures; zero percent interest; maturity date is May 1, 2008. The holder has the right to convert all or any part of the outstanding and unpaid principal amount of the note into shares of our common stock at a conversion price of $0.37 per share. The Company is currently in default under the terms of the Convertible Note.	$1,150,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $463,407 at September 30, 2007	(90,420)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $437,401 at September 30, 2007	(85,346)

Subtotal	$973,234

Accrued default interest	230,000

Total	$1,203,234
Less: current portion	(1,203,234)
Long-term portion	$-

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $553,828 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Convertible Note during the period ended September 30, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 as interest expense .

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

The Company amortized the debt discount to the Convertible Note for the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $900,808 for the nine months period ended September 30, 2007.

NOTE F - INCOME TAXES

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $11,000,000, which expire through 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended. . The deferred tax asset related to the carry forward is approximately $3,740,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely that the benefits will not be realized.

Total income taxes for the nine months ended September 30, 2007are as follow:

For the nine months ended September 30, 2007
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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Cold Flow had 8,965,380 Exchangeable Shares issued and outstanding at September 30, 2007 and zero at September 30, 2006. Since a holder of Exchangeable Shares can cause a redemption of shares at any time, the Company has classified the redemption amount outside permanent equity.  As of September 30, 2007, the Company Redeemable Preferred Shares had a carrying value of CDN$10,000,000 or US $10,081,000.  On November 6, 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company to increase the Company’s outstanding shares to 36,470,337.

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

In connection with the Peace Oil acquisition, for the three months ended September 30, 2007, the Company’s Cold Flow subsidiary had 8,965,390 preferred shares issued and outstanding. The Company had no preferred stock issued and outstanding at September 30, 2006.

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

Common Stock

On February 22, 2007, the Company approved an increase to the Company's authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation. As of September 30, 2007, the Company had 28,970,430 shares of Common Stock issued and outstanding.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

While the Company no longer presents consolidated results for its equity interest in Signet, CDN$8,550,000 of Signet debenture holders have an option to convert their debentures into Surge Common Stock. In November 2005, Signet issued convertible promissory notes in exchange for aggregate gross proceeds of CDN$8,550,000. During the quarter ended June 30, 2006, CDN$200,000 of promissory notes were converted to stock reducing total notes payable to CDN$8,350,000. Per the terms of a Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or Surge common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to Surge shares also increased Surge’s ownership percentage in Signet.  Prior to the Andora Agreement and other than the CDN$200,000 conversion that occurred during the quarter ended June 30, 2006, there have been no other conversions.

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

In April 2007, the Company exchanged 2,000,000 shares of Common Stock for a note payable with Gemini (see Note E - Note Payable).

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE I - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable. Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November 2005 financing. During 2006, the Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006 and 6,000,000 warrants in connection with an equity financing in November 2006. The Company issued 1,000,000 warrants in the nine months ended September 30, 2007 in connection with completing the North Peace Transaction . The following table summarizes the changes at September 30, 2007.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	0.50	$0.50	3,000,000	$0.50
0.60	3,000,000	4.66	0.60	3,000,000	0.60
0.93	1,000,000	1.13	0.93	1,000,000	0.93
1.00	1,000,000	2.75	1.00	1,000,000	1.00
1.45	600,000	1.80	1.45	600,000	1.45
1.60	1,005,000	2.23	1.60	1,005,000	1.60
2.00	1,200,000	3.47	2.00	1,200,000	2.00
	10,805,000	2.49	$0.94	10,805,000	$0.94

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$-
Granted	2,605,000	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.32
Granted	7,200,000	0.79
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	9,805,000	$0.94
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	10,805,000	$0.94

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In connection with a private placement in November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note D - Warrant Liability). As part of the 6,000,000 warrants issued in November 2006, 4,000,000 warrants were issued to Gemini. The Company recorded debt discount related to these warrants in the amount of $522,747 (See Note E). The debt discount is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 (See Note E - Note Payable). The Company amortized and charged $437,401 to operations related to the fair value of these warrants during the nine months ended September 30, 2007.

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

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2007.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	100,000	9.04	$0.001	100,000	$0.001
0.34	1,400,000	9.80	0.34	800,000	0.34
0.37	400,000	9.48	0.37	233,333	0.37
0.45	143,000	9.17	0.45	143,000	0.45
0.50	1,016,667	9.04	0.50	1,016,667	0.50
0.65	4,605,555	6.71	0.65	4,572,222	0.65
1.00	387,530	7.97	1.00	387,530	1.00
1.11	800,000	8.79	1.11	677,778	1.11
1.35	19,279	7.18	1.35	19,279	1.35
1.50	178,727	8.41	1.50	178,727	1.50
1.55	144,444	8.46	1.55	144,444	1.55
3.50	80,000	1.19	3.50	80,000	3.50
	9,275,202	7.86	$0.68	8,352,980	$0.70

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	6,866,406	$0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64
Granted	4,500,600	0.94
Exercised	(400,000)	0.25
Canceled or expired	(1,305,555)	1.12
Outstanding at December 31, 2006	9,611,203	$0.73
Granted	1,800,000	0.35
Exercised	(383,333)	0.24
Canceled or expired	(1,752,668)	0.75
Outstanding at September 30, 2007	9,275,202	$0.68

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. During the nine months ended September 30, 2007 and 2006, total stock-based compensation expense charged to operations in connection with new grant and vested stock options granted to employees, officers and directors was $1,188,803 and $3,628,971, respectively, net of tax effect.

During the nine months ended September 30, 2007, the Company granted 1,800,000 stock options consisting of 400,000 options to a new director and 1,400,000 options to management and cancelled 1,752,668 options resulting from director resignations. Options exercised totaled 383,333 during the nine months ended September 30, 2007.

On July 17, 2007, the Company’s Board of Directors granted David Perez, Surge’s Chief Executive Officer, 1,200,000 options to purchase shares of Surge’s common stock, and granted William Greene, Surge’s Chief Financial Officer, 200,000 options to purchase shares of Surge’s common stock.  600,000 of the options granted to Mr. Perez vested immediately, with the remaining 600,000 vesting on the earlier of (i) the date six (6) months from the date of grant, and (ii) the date the Board of Directors approves a new strategic and financial plan for Surge.  All 200,000 options issued to Mr. Greene vested immediately.  All of the options (collectively, the “Options”) have an exercise price equal to $0.34 per share. Pursuant to the Option Agreements, the Options expire on July 16, 2017.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%	4.49-4.72%
Expected stock price volatility	157%	170-190%
Expected dividend payout	-	-
Expected option life (in years)	10.0	5.0 to 10.0

NOTE J- RELATED PARTY TRANSACTIONS

Our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005, our Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board of Directors. On November 15, 2006, plaintiff Dynamo Energy Corporation filed a complaint against the Company as well as previous officers (Note K).

As part of the Peace Oil  transaction in March 2007, and disclosed in our December 4, 2006 8-K, March 8, 2007 8-K, March 31, 2007 10QSB, April 30, 2007 proxy and the May 16 8-K audit of Peace Oil, Peace Oil had independently retained Granite Financial Group (“Granite”) for a 10% finder's fee for gross amounts up to $10 million.. From the gross  North Peace Transaction proceeds of CDN$20,000,000 on June 28, 2007, Peace Oil paid Granite CDN$ 1,600,000 upon the closing.   In addition, as part of the Gemini transaction in April 2007, the Company paid Granite Financial Group (“Granite”) a $25,000 commission in connection with the additional $250,000 invested by Gemini (see Note E - Note Payable). Granite, owned by Daniel Schreiber, was one of the Company’s Directors for the period of March 2006 through March 2007.

On June 29, 2007, the Company entered into an Addendum to Employment Agreement dated June 29, 2007 (the “Addendum”) with William Greene, Surge’s Chief Financial Officer. The Addendum extends the term of the Employment Agreement dated December 14, 2006 between Surge and Mr. Greene, from June 30, 2007 to December 31, 2007. In addition, on June 29, 2007, Surge’s Compensation Committee (the “Compensation Committee”) awarded Mr. Greene a bonus of $36,000 and awarded Mr. David Perez, Surge’s Chief Executive Officer, a bonus of $50,000. Each of the bonuses were equal to 20% of Mr. Greene’s and Mr. Perez’s respective base salaries.

On July 17, 2007, pursuant to David Perez's employment agreement with the Company, the Company approved reimbursement for legal fees incurred related to litigation filed by an existing shareholder of the Company against Mr. Perez.  For the nine months ended September 30, 2007, reimbursements totaled $122,346.

Dale Fisher was elected as a director to our Board of Directors on September 6, 2007.  Prior to his election, Mr. Fisher was an officer and shareholder of Peace Oil Corp. which the Company acquired on March 2, 2006 (see Note C).

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former Chief Financial Officer and Director. In early June 2007, Dynamo asked us to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, our Chief Executive Officer and Chairman of the Board of Directors. Dynamo  filed a motion seeking leave to file a Second Amended Complaint., . On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint and (ii) determined that the Court does not have personal jurisdiction over Signet and Frederick Berndt and dismissed them from the lawsuit.

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

In addition, the Division of Securities of the Ohio Department of Commerce notified us that securities we issued to a purchaser in the State of Ohio in one or more private placements may have been issued without an applicable exemption from Ohio’s securities laws. As a result, the purchaser of those securities may have rescission rights to unwind the corresponding sales, which represents an approximate $2,000,000 contingent liability of the Company.

From time to time, we receive claims of and become subject to commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. Any such litigation may materially harm our business, results of operations and financial condition. See also the “Legal Proceedings” section below.

NOTE L - SUBSEQUENT EVENTS

On November 1, 2007, the Company repaid Gemini $1,380,000 from the escrow established on August 8, 2007 (see Note E).

On November 6, 2007 the Company retained Rundle Energy Partners Ltd. to act as exclusive Canadian marketer and advisor to allow Surge to consider other strategic alternatives in the Canadian energy sector.  Rundle will receive an initial fee of $100,000 and earn up to $400,000 upon a successful closing.

On November 6, 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company to increase the Company’s outstanding common shares to 36,470,337.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB/A, contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this prospectus. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions, including, but not limited to, a discussion of such matters as the amount and nature of future capital, development and exploration expenditures, the timing of exploration activities; business strategies and development of our business plan and drilling programs, and potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in this prospectus.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assumption from our management.

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ending September 30, 2007 and the comparable period ending September 30, 2006, should be read in conjunction with the unaudited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. The Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, including Signet operations from their inception, February 2005, until September 30, 2007 on a consolidated basis.

We are a Delaware corporation dually traded on the OTC Bulletin Board® and the Pink Sheets under the symbol SRGG.OB. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products, and we completed our initial public offering in May 1998.

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

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora") (the “Combination”). As part of the Combination, each of the issued and outstanding shares of common stock of Signet was exchanged for 0.296895028 shares of common stock of Andora.  The Company held 11,550,000 shares of common stock of Signet which were exchanged for approximately 3,429,138 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora.  Approximately 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet. In connection with the Dynamo litigation claim, Andora is entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares will be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

On June 28, 2007, Peace Oil Corp (“Peace Oil”) sold certain of its assets, including its undivided 30% working interest in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”) to North Peace Energy Corp. (“North Peace”)  for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity (the “North Peace Transaction”).   We intend to utilize the proceeds from such sale to continue our current and future operations in the oil and gas business.

We had previously purchased, through Cold Flow Energy ULC (“Cold Flow”), all of the issued and outstanding capital stock of Peace Oil in March 2007. Cold Flow is owned entirely by 1294697 Alberta Ltd. (an entity we formed January 18, 2007, to consummate the acquisition of Peace Oil at the advice of Canadian tax counsel), which in turn, is owned entirely by us. Cold Flow purchased the capital stock of Peace Oil for a total purchase price of CDN$16,350,000, consisting of CDN$6,350,000 payable in cash and promissory notes and CDN$10,000,000 payable by the delivery of an aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow. In connection with the acquisition, Cold Flow also loaned Peace Oil CDN$270,000 to pay outstanding shareholder loans and legal fees incurred with in connection with the closing. Each Cold Flow exchangeable share is exchangeable into two shares of our common stock at any time for a period of five years from the closing of the acquisition. As a result of the acquisition, Peace Oil became a wholly owned subsidiary of Cold Flow.

In connection with the Peace Oil acquisition, we also issued to 1304146 Alberta Ltd., a company formed by the former stockholders of Peace Oil, a warrant to purchase up to 1,000,000 shares, in the aggregate, of our common stock at an exercise price of $1.00 per share. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. Other than holding 100% of the capital stock of Peace Oil, Cold Flow currently has minimal assets and liabilities and incurred $40,880 of office related expenses in the nine months ended September 30, 2007.

Business Operations

Sawn Lake Project, Alberta, Canada

On September 19, 2007, we completed the proposed business combination of Signet and Andora to hold a 5.87% fully diluted interest in Andora.

Andora is an oil and gas company owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.   According to Andora’s publicly available information, Andora’s assets include various percentage interests in 84 sections of oil sands permits and a gross overriding royalty on various interests held by Deep Well Oil and Gas Inc. (“Deep Well”), all located in the Sawn Lake heavy oil project area of Alberta, Canada, as well as an effective 2.4 net gross overriding royalty (3% of an 80% working interest) on interests in the thickest net oil pay sections of the pool, which is payable by Deep Well.

Red Earth Area, Alberta, Canada

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

In connection with the Peace Oil acquisition, Peace Oil granted to 1304146 Alberta Ltd., an affiliate of certain selling stockholders, a non-convertible absolute gross overriding royalty in the land covered by the Red Earth Leases to secure the payment of promissory notes delivered as partial payment for Peace Oil. As a result the North Peace Transaction, Cold Flow paid, in full, all of the outstanding promissory notes due in connection with the acquisition of Peace Oil and the gross overriding royalty was terminated upon repayment of those notes.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this prospectus is to complete our post-closing obligations in connection with each of our acquisition of Peace Oil and the subsequent sale of Peace Oil’s assets, including the Red Earth Leases, to North Peace. Consistent with our past spending levels, we anticipate incurring corporate overhead and public reporting costs of $2,000,000 over the next twelve months.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Disposition of Assets

As of August 17, 2007, we owned 11,350,000 shares of the common stock of Signet and Mr. Perez individually owned 850,000 shares of the common stock of Signet. 6,300,000 of our shares the common stock of Signet are currently held in escrow pursuant to an agreement with Valiant Trust Company and Signet. Such shares will be held in escrow, subject to release for any claims which may arise in the future.

Ours and Mr. Perez’s covenants under the New Voting Agreement are subject to certain conditions, including the Board of Directors of Signet obtaining a written fairness opinion indicating the Combination is fair from a financial point of view of the stockholders of Signet and the Combination being effective as set forth in the Arrangement Agreement dated August 17, 2007 among Signet, Andora Pan Orient Energy Corp., 1337686 Alberta Ltd. and Valiant Trust Company.

On August 17, 2007, in connection with the proposed Combination, we entered into a First Supplemental Trust Indenture with Signet and Valiant Trust Company (the “Supplemental Indenture”). The Supplemental Indenture supplements and amends the Trust Indenture between Signet and Valiant Trust Company (the “Indenture”) made as of December 20, 2005 providing for the issuance of up to CDN$10,000,000 of 7% Secured Convertible Debentures by Signet. The Supplemental Indenture provides the holders of the debentures issued under the Indenture the opportunity to participate in the proposed Combination and receive payment under their debentures or to continue to hold such debentures pursuant to the Indenture.

On June 25, 2007, we entered into an Agreement of Purchase and Sale (the “Peace Oil Sale Agreement”) with Peace Oil and North Peace, pursuant to which Peace Oil sold, on June 28, 2007, certain of its assets, including its 30% working interest in the Red Earth Leases, to North Peace (the “North Peace Transaction”).

In connection with the North Peace Transaction, North Peace paid Peace Oil approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in common shares of North Peace at an agreed price of CDN$2.20 per share. The North Peace common shares issued in the North Peace Transaction are subject to a contractual one-year hold period. We have agreed to be a party to the Peace Oil Sale Agreement and guarantee Peace Oil’s obligations related to oil assets and operating costs in connection with the North Peace Transaction.

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

Number of Employees

From our inception through the period ended September 30, 2007, we have relied on the services of outside consultants and three (3) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of seven (7) full and part time employees during the next twelve months.

As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Recent Developments

On September 6, 2007, Dale Fisher was elected to our Board of Directors.  Our committee chairs and members are as follows:

Committees
Board Member:	Audit	Compensation	Nominating and Governance

John Stiska	Chair	Member	-
Thomas Page	Member	Chair	-
Richard Collato	-	Member	Chair
Robert B. Fields	-	-	Member
Dale Fisher	-	Member	-

Effective as of April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement (the “Exchange Agreement”) with Gemini Master Fund Ltd. (“Gemini”). The Exchange Agreement amended the filing date of the registration statement required under Gemini’s Registration Rights Agreement to the 30th calendar day after the date of the Exchange Agreement and the required effectiveness date to the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provided a waiver by Gemini of any liquidated damages due under its Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place The Exchange Agreement provided for the sale and issuance by us of a Convertible Note at 0% interest in the principal amount of $1,150,000 (the “Convertible Note”) to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to its Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also includes an additional $250,000 of cash consideration paid to us from Gemini. Our obligations under Gemini’s Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants issued under Gemini’s Securities Purchase Agreement, but no longer include the surrendered shares in connection with the Exchange Agreement. As a result of the Exchange Agreement, Gemini retains all previously issued warrants. We did not enter into a similar agreement with Mr. Fritz and the securities purchased by Mr. Mark Fritz in this private placement.

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

On August 6, 2007, and as a result of default in connection with our agreements with Gemini, the Company entered into a Redemption Agreement (“Redemption Agreement”) with Gemini to postpone redemption of the $1,150,000 principal and $230,000 interest, or $1,380,000 in total, for ninety days. The Company repaid Gemini $1,380,000 from the escrow on November 1, 2007.

We received notification from the Division of Securities of the Ohio Department of Commerce that the sale of shares to Mr. Fritz in this offering may not be exempt from Ohio’s securities laws. See “Legal Proceedings”.

On September 17, 2007, the Company issued a press release announcing the delay of its October 9, 2007 scheduled annual stockholder meeting until January 14, 2008. As a result of recent transactions and in view of recent market turmoil, Surge continues to carefully evaluate its strategic opportunities. Delaying the annual stockholder’s meeting will provide Surge more opportunity to finalize its evolving strategy as well as provide its stockholders additional time to understand and consider Surge’s direction.

On November 6, 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company to increase the Company’s outstanding common shares to 36,470,337.  As a result of this non-cash exchange, the Company recorded a $4,476,325 reduction to the Redeemable Preferred Shares liability account with a corresponding increase to shareholder equity.

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

Oil and Gas Property

We follow the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, are capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and our ability to obtain funds to finance such exploration and development. We anticipate our unevaluated property costs to remain as unevaluated for no longer than two years.

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

Impairment of Long-Lived Assets

We have adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). SFAS 144 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell

Results of Operations

For The Three Month Periods Ending September 30, 2007 And September 30, 2006:

The Company had no revenues in the three months ended September 30, 2007 or September 30, 2006 other than gain on warrant revaluation during the three months ended September 30, 2006 and interest income.

Total operating expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 decreased by $869,000 to $920,000 from $1,789,000 in the prior period. Included within the $869,000 decrease is $74,000 in lower public reporting costs, $1,730 in increased depreciation expense, offset by $796,000 in non-cash option compensation as the result of fewer option grants compared to the prior period.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet's management and various other investors owned 52.85% of Signet’s common stock to reduce Surge’s outstanding voting interest to less than 50%. Based upon this reduction in ownership, Surge has determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, Surge reflected its Signet operations as an equity investment using the 27.30% equity interest effective for the three months ended September 30, 2007 As a result, equity in losses from affiliates increased by $609,000 for the three months ended September 30, 2007 from $442,000 in the prior period.

Gain on revalution of warrant liability was zero for the three months ended September 30, 2007compared to $2,005,000 in the three months ended September 30, 2006. In the three months ended September 30, 2007, the Company adopted EITF 00-19-2 and reclassified its warrant liability to permanent equity.  Warrant expense was zero for the three months ended September 30, 2007 compared to zero in the prior period .

Net interest expense for the three months ended September 30, 2007 and the three months ended September 30, 2006 amounted to ($517,000) and $16,000, respectively. The increase in interest expense was due to $505,000 in beneficial conversion feature related to the Gemini convertible debt as well as liquidated damages from our failure to timely file certain registration statements.

Foreign currency translation adjustment in the three months ended September 30, 2007 was a loss on translation of $368,000 compared to $4 in the three months ended September 30, 2006.  Even though the US dollar declined compared to the Canadian dollar during the period, the Company recognized a loss due to repatriated cash from Canada to the United States compared to the Canadian subsidiary holding an intercompany receivable.

Loss available to common stockholders increased by $1,834,000 from a loss of $211,000 for the three months ended September 30, 2006 to a loss of $2,045,000 for the three months ended September 30, 2007 as a result of all the factors described above.

For The Nine Month Periods Ending September 30, 2007 And September 30, 2006:

The Company had no revenues or income for the nine months ended September 30, 2007 or the nine months ended September 30, 2006.

Total operating expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 decreased by $2,635,000 to $3,494,000 from $6,129,000 in the prior period. Included within the $2,635,000 decrease is $170,000 in higher public reporting and payroll costs, $365,000 in decreased depreciation expense, offset by $2,440,000 in non-cash option compensation as the result of fewer option grants compared to the prior period.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet and various other investors owned 52.85% of Signet’s common stock to reduce our outstanding voting security interest to less than 50%. Based upon this reduction in ownership, we determined that we no longer had the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from our consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, we reflected our Signet operations as an equity investment using the 27.30% equity interest effective for the nine months ended September 30, 2007.  As a result, equity in losses from affiliates increased by $1,057,000 for the nine months ended September 30, 2007 from $442,000 in the prior period.

Loss on revalution of warrant liability was zero for the nine months ended September 30, 2007compared to $1,355,000 in the nine months ended  September 30, 2006. In the nine months ended September 30, 2007, the Company adopted EITF 00-19-2 and reclassified its warrant liability to permanent equity. Warrant expense was $368,000 for the nine months ended September 30, 2007 compared to zero in the prior period due to the 1,000,000 warrants issued to Peace Oil shareholders upon repaying their secured notes payable on June 28, 2007.

Net interest (expense)/income for the nine months ended September 30, 2007 and the nine months ended  September 30, 2006 amounted to ($1,279,000) and ($1,060,000), respectively. The increase in interest expense was due to the interest on the CDN$4,000,000 in Peace Oil notes, $900,000 in beneficial conversion feature related to the Gemini convertible debt as well as liquidated damages from our failure to timely file certain registration statements.

In the nine months ended September 30, 2007, gain on the sale of Peace Oil to North Peace amounted to $3,099,000 compared to zero in the prior period (see Note C).

Canadian income taxes resulting from the Peace Oil sale totaled $991,000 during the nine months ended September 30, 2007 compared to zero in the prior period (see Note F).

Loss applicable to minority interest was zero in the nine months ended September 30, 2007 compared to $1,119,000, in the prior period.

Foreign currency translation adjustment in the nine months ended September 30, 2007 was a loss on translation of ($409,000) compared with a gain of $338,000 for the nine months ended September 30, 2006. Even though the US dollar declined compared to the Canadian dollar during the period, the Company recognized a loss due to repatriated cash from Canada to the United States compared to the Canadian subsidiary holding an intercompany receivable.

Loss available to common stockholders decreased by $1,067,000 from $5,158,000 in the nine months ended September 30, 2006 to $4,091,000 in the nine months ended September 30, 2007 as a result of all the factors described above.

Liquidity and Capital Resources

Current Position

As of September 30, 2007, we had a surplus in working capital of $4,504,000.  For the nine months ended September 30, 2007, we had a net cash flow deficit from operating activities of $2,322,000, consisting primarily of year to date losses of $4,091,000 from operations, gain from the disposition of Peace Oil of $2,107,000 less non-cash adjustments  of $1,057,000 in share of affiliate losses, $1,189,000 in employee compensation expense arising from stock options issued to employees and directors, $6,432 in depreciation and amortization, $368,000 in warrant expense in connection with the Peace Oil transaction, $230,000 in accrued interest related to the Gemini note payable, $901,000 in beneficial conversion feature related to the Gemini note payable and warrants,  and $124,000 in net increases and decreases in assets and liabilities largely due to accrued legal expense increases.

For the nine months ended September 30, 2007, cash flow provided by investing activities from operations was $13,367,000 due primarily to the $13,380,000 net gain on Peace Oil sale to North Peace, net of taxes and $13,000 in fixed asset additions.

For the nine months ended September 30, 2007, cash flow from financing activities was ($4,694,000) due primarily to the ($5,035,000) Peace Oil note repayments offset by $92,000 in proceeds from option exercises and $25,000 in cash proceeds from Gemini related to the April 18, 2007 exchange transaction.

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

The Company anticipates having cash and cash equivalents of approximately $4,500,000 on December 31, 2007 and net of the $1,058,529 Canadian income tax liability as a result of the Peace Oil transaction (see Note C and F).  The Company anticipates paying the Canadian income tax liability during the first quarter of 2008.

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remedied.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former Vice President and Director and E. Jamie Schloss, our former Chief Financial Officer and Director. In early June 2007, Dynamo asked us to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, our Chief Executive Officer and Chairman of the Board of Directors. Dynamo filed a motion seeking leave to file a Second Amended Complaint. On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint and (ii) determined that the Court does not have personal jurisdiction over Signet and Frederick Berndt and dismissed them from the lawsuit.

Litigation can involve complex factual and legal questions, and its outcome is frequently uncertain. Although it is not possible at this early stage to predict the likely outcome of this action, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

In addition, the Division of Securities of the Ohio Department of Commerce has notified us that securities we issued to a purchaser in the State of Ohio in one or more private placements may have been issued without an applicable exemption from Ohio’s securities laws. As a result, the purchaser of those securities may have rescission rights to unwind the corresponding sales, which represents an approximate $2,000,000 contingent liability of the Company.

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

ITEM 6. EXHIBITS

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

3(i).2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (11)
3(i).3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock (12)
3(ii)	Amended and Restated Bylaws of the Registrant (2)
10.1	Employment Agreement by and between the Registrant and David Perez dated November 30, 2004 (1)
10.2	Sublease by and between the Registrant and Granite Financial Group dated November 22, 2004 (1)
10.3	Farmout Agreement by and among the Registrant, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (1)
10.4
Farmout Amending Agreement by and among the Registrant, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1)

10.5	Form of Note and Warrant Purchase Agreement by and between the Registrant and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (3)
10.6	Form of Convertible Note by and between the Registrant and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (3)
10.7	Form of Warrant by and between the Registrant and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (3)
10.8	Letter Agreements by and between the Registrant and each of Mark C Fritz, Victor G. Mellul and Irving L. Plaksen dated July 17, 2005 (1)
10.9
Form of Securities Purchase Agreement by and among the Registrant, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (4)

10.10	Form of Warrant by and among the Registrant, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005 (1)
10.12	Securities Purchase Agreement by and between the Registrant and Pawnee Holding Corporation dated October 24, 2005 (1)
10.13	Warrant by and between the Registrant and Pawnee Holding Corporation dated October 24, 2005 (1)
10.14	Registration Rights Agreement by and between the Registrant and Pawnee Holding Corporation dated October 24, 2005 (1)
10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated November 15, 2005 (1)
10.16	Agency Agreement by and among the Registrant, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (1)
10.17	Shareholders Agreement by and among the Registrant, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (1)
10.18	Voting Trust Agreement by and among the Registrant, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (1)
10.19	Trust Indenture by and among the Registrant, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (1)
10.20	Registration Rights Agreement by and among the Registrant and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (1)

10.21	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (5)
10.22	Escrow Agreement by and among the Company, Signet Energy, Inc (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (5)
10.23	Securities Purchase Agreement by and between the Registrant and the Zemer Family Trust dated November 16, 2005 (1)
10.24	Warrant by and between the Registrant and the Zemer Family Trust dated November 16, 2005 (1)
10.25	Registration Rights Agreement by and between the Registrant and the Zemer Family Trust dated November 16, 2005 (1)
10.26	Securities Purchase Agreement by and between the Registrant and Benjamin Financial Limited Partnership dated November 30, 2005 (1)
10.27	Warrant by and between the Registrant and Benjamin Financial Limited Partnership dated November 30, 2005 (1)
10.28	Registration Rights Agreement by and between the Registrant and Benjamin Financial Limited Partnership dated November 30, 2005 (1)
10.29	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (6)
10.30	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (6)
10.31	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (6)
10.32	Form of Subscription Agreement For 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (6)
10.33	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (6)
10.34	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (7)
10.35	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (7)
10.36	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (7)
10.37	Form of Non-Employee Director Agreement (10)
10.38	Form of Nonstautory Stock Option Agreement (10)
10.39	Consulting Agreement by and between the Registrant and Richard Collato dated October 6, 2006 (10)
10.40	Securities Purchase Agreement by and between the Registrant and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (8)
10.41	Registration Rights Agreement by and between the Registrant and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (8)
10.42	Common Stock Purchase Warrants dated November 28, 2006 issued by the Registrant to each of Gemini Master Fund Limited and Mark C. Fritz (8)
10.43	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Registrant to each of Gemini Master Fund Limited and Mark C Fritz (8)
10.44	Stock Purchase Agreement among Cold Flow Energy ULC, the Registrant, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (8)
10.45	Employment Agreement between the Registrant and William Greene dated December 14, 2006(9)
10.46	First Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Registrant, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated March 2, 2007 (12)
10.47	Voting and Exchange Trust Agreement by and among the Registrant, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (12)
10.48	Support Agreement by and among the Registrant, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (12).

10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (12)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (12)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (12)
10.52	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (12)
10.53	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Registrant dated March 2, 2007 (12)
10.54	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Registrant, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (12)
10.55	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (12)
10.56	Warrant to purchase 1,000,000 shares of the Registrant’s common stock dated March 2, 2007 (12)
10.57	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Registrant, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated April 16, 2007 (13)
10.58	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Registrant and Gemini Master Fund, Ltd. (14)
10.59	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (14)
10.60	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Registrant, Peace Oil Corp. and the shareholders of Peace Oil Corp. dated April 16, 2007. (15)
10.61	Agreement to Vote dated May 22, 2007 between the Registrant, Signet Energy, Inc., Andora Energy Corporation and David Perez. (16)
10.62	Letter Agreement dated June 13, 2007 between the Registrant, Peace Oil Corp. and North Peace Energy Corp. (17)
10.63	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and Surge Global Energy, Inc. (18)
10.64	Addendum to Employment Agreement between William Greene and Surge Global Energy, Inc., dated as of June 29, 2007 (18)
10.65	Stock Option Agreement between Surge Global Energy, Inc. and David Perez dated as of July 17, 2007 (19)
10.66	Stock Option Agreement between Surge Global Energy, Inc. and William Greene dated as of July 17, 2007 (19)
10.67	Escrow Agreement dated August 8, 2007 between Surge Global Energy, Inc., Gemini Master Fund, Ltd. and Torrey Pines Bank (20)
10.68	Redemption Agreement dated August 8, 2007 between Surge Global Energy, Inc. and Gemini Master Fund, Ltd. (20)
10.69	Agreement to Vote dated August 17, 2007 between the Registrant, Signet Energy, Inc., Andora Energy Corporation and David Perez. (21)
10.70	First Supplemental Trust Indenture dated August 17, 2007 between the Registrant, Signet Energy and Valiant Trust Company. (21)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

__________________

1.	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 30, 2005.

2.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2006.

3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2005.

4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2005.

5.	Incorporated by reference to the Registrant’s Annual Report for the fiscal year ended December 31, 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on April 17, 2006.

6.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2005.

7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2006.

8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2006.

9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2006.

10.	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 20, 2006.

11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2007.

12.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2007.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007.

14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2007.

15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007.

16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007.

17.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2007.

18.	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 3, 2007.

19.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2007.

20.	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.

21.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 20, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: November 16, 2007	By:	/s/ David Perez
David Perez
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
(PRINCIPAL EXECUTIVE OFFICER)

DATED: November 16, 2007	By:	/s/ WILLIAM GREENE
William Greene
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)