Form 10QSB/A
period 2007-06-30
Surge Global Energy, Inc.
filed 2008-03-25
CIK 1053648

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
incorporation or organization)

990 HIGHLAND DRIVE, SUITE 110V
SOLANA BEACH, CALIFORNIA 92075
(Address of Principal Executive Offices)

Issuer’s telephone number: (858) 720-9900

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒ .

As of August 17, 2007, the registrant had 28,970,430 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

ITEM 1.  FINANCIAL STATEMENTS

This Form 10-QSB/A Amendment No. 1 (the "Amendment") is being filed for the purpose of amending Form 10-QSB for the quarterly period ended June 30, 2007, that was originally filed with the Securities and Exchange Commission on August 20, 2007

This Amendment is being filed to restate our financial statements and amend the financial disclosures (Notes A, B and G) to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis.  The Amendment corrects an error in accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC.  We have also revised our controls and procedures disclosure as a result of these restatements.  While we are amending only a certain portion of our Form 10-QSB, for convenience and ease of reference, we are filing the entire Form 10-QSB.

All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.

PART 1. FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
June 30, 2007 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,550,567
Other receivable	3,430
Prepaid expense	69,510
Total current assets	8,623,507

Property and equipment, net	26,095

Investment in Signet (Note C)	4,149,240
Investment in North Peace Energy (Note D)	4,716,728

Total Assets	$17,515,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,265,788
Convertible Notes Payable, net of discount (Note F)	698,902
Income Tax Payable (Note G)	5,145,325
Total current liabilities	7,110,015

Total long-term liabilities

Redeemable Preferred Shares (Note H)	9,443,000

Commitment and contingencies (Note L)

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note I)	-
Special Voting Preferred (Note H) 1 share outstanding	-
Series B - none issued and outstanding (Note I)	-
Common stock, par value $.001 per share; 200,000,000 shares authorized; 28,970,430 shares issued and outstanding (Note I)	28,970
Additional paid-in capital	44,014,906
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(30,856,815)
Accumulated other comprehensive income:
Foreign currency translation adjustment	113,006
Total stockholders' equity	962,555

Total liabilities and stockholders' equity	$17,515,570

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

					For the period
					from January 1,
					2005 (date of
					inception of
	For the Three Months Ending		For the Six Months Ending		development
	June 30		June 30		stage) through
	2007 (Restated)	2006	2007 (Restated)	2006	June 30, 2007 (Restated)
Operating expenses:
Selling, general and administrative expenses	$908,593	$480,322	$1,701,735	$899,909	$6,749,829
Amortization of deferred compensation	-		-	-	3,039,038
Non cash compensation to employees	398,141	1,071,755	869,062	2,513,122	9,872,775
Depreciation and amortization	2,242	879	3,912	1,758	451,570
Oil and Gas impairment	-	-	-	-	6,321,016

Total operating expense	1,308,976	1,552,956	2,574,709	3,414,789	26,434,228

Loss from operations	(1,308,976)	(1,552,956)	(2,574,709)	(3,414,789)	(26,434,228)

Equity in losses from affiliates	(180,236)	-	(447,977)	-	(1,491,062)
Warrants issued in connection with Peace Oil acquisition (Note J)	(368,000)	-	(368,000)	-	(368,000)
Net gain/(loss) on revaluation of warrant liability (E)	-	3,015,820	-	(650,040)	(431,261)
Financing (expense) income, net	(743,392)	18,133	(762,057)	24,550	(3,764,589)
Gain on sale of Peace Oil (Note D)	3,098,554	-	3,098,554	-	3,098,554

Income (loss) from continuing operations, before income taxes and minority interest	497,950	1,480,997	(1,054,189)	(4,040,279)	(29,390,586)

Provision for income taxes (Note G)	(5,145,325)	-	(5,145,325)	-	(5,145,325)

Loss before minority interest	(4,647,375)	1,480,997	(6,199,514)	(4,040,279)	(34,535,911)

(Loss) from discontinued operations	-	(1,057,609)	-	(2,026,122)	-
Loss applicable to minority interest	-	579,952	-	1,119,027	3,679,096

Loss available to common shareholders	$(4,647,375)	$1,003,340	$(6,199,514)	$(4,947,374)	$(30,856,815)

Other comprehensive (loss): foreign currency translation (loss)	(27,177)	322,919	(40,594)	337,556	113,006

Comprehensive income (loss)	$(4,674,552)	$1,326,259	$(6,240,108)	$(4,609,818)	$(30,743,809)

Income (loss) per common share
- basic	$(0.16)	$0.04	$(0.21)	$(0.19)	$(1.18)
- diluted	$(0.16)	$0.03	$(0.21)	$(0.19)	$(1.18)
Continuing operations
- basic	$(0.16)	$0.05	$(0.21)	$(0.15)	$(1.18)
- diluted	$(0.16)	$0.05	$(0.21)	$(0.15)	$(1.18)
Discontinued operations - basic and dilutive	$-	$(0.04)	$-	$(0.08)	$-

Weighted average shares outstanding for computation
- basic	29,366,034	27,046,866	30,098,146	26,664,611	26,142,525
- diluted	29,366,034	31,788,777	30,098,146	26,664,611	26,142,525

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Valuation of warrant liabilities in connection with private placement					(2,245,100)
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.	-	-	-	-	6,890,785	-	-	-	-	-	6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	-	$26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,512)	$3,118,954
Reverse of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage (Restated)	Accumulated Deficit	Total
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on Investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to Equity Method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock option awards granted pursuant to employement agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-	-	-	-	339,014	-	-	339,014
Net loss	-	-	-	-	-	-	-	-	(15,926,093)	-	(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,512)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,867
Employee stock option expense	-	-	-	-	470,921	-	-	-	-	-	470,921
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion			(2,000,000)	(2,000)	(898,000)						(900,000)
Peace Oil acquisition warrants					368,000						368,000
Employee stock expense					398,141						398,141
Beneficial conversion feature and value of attached warrants in connection with issuance of convertible notes payable					1,076,575						1,076,575
Foreign currency translation								(40,594)			(40,594)
Net loss									(6,199,514)		(6,199,514)
Balance at June 30, 2007	-	$-	28,970,430	$28,970	$44,014,906	$-	$-	$113,006	$(30,856,815)	$(12,337,512)	$962,555

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

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005
(DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(UNAUDITED)

	2007	2006	For the period from January 1, 2005 (date of inception of development stage) through June 30, 2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	203,447	-	1,225,939
Amortization of discount attributable to warrants	192,030	-	821,222

Non cash compensation to employees (Note E)	869,062	2,513,122	9,872,775
Amortization of deferred compensation costs		-	3,039,038
Loss/(Gain) on revaluation of warrant liability (Note E)	-	650,040	(431,261)
Common stock issued in exchange for convertible notes payable (Note I)	-	-	1,710,000

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

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc. (“Surge”), Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), Cold Flow Energy ULC, Peace Oil Corp. (see Note D) and 1294697 Alberta Ltd. (collectively the “Company”).

As previously reported and as of July 7, 2006, Surge deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from its consolidated financial statements (See Note C - Investment in Signet for further discussion).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through June 30, 2007, the Company has accumulated losses of $30,856,815.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101").

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $4,647,375 and $3,414,789 for the six months ended June 30, 2007 and for the six months ended June 30, 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $1,513,492 as of June 30, 2007.

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

NOTE B - RESTATEMENT

In connection with it’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 10-QSB, Surge Global Energy, Inc., (the “Company”) and its independent registered public accountants identified errors to related  to the accounting for certain taxes related to the accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC.   On January 31, 2008, the Board of Directors of the Company determined, and reviewed this matter with Company management and determined that the June 30, 2007 Balance Sheet, Statement of Losses and Stockholders’ Equity filed with the Securities and Exchange Commission should be restated to correct an error in accounting for income taxes.   in connection with the acquisition of Peace Oil Corp. (“Peace Oil”) by the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC (“Cold  Flow”).

There was no change to the Statement of Cash Flows for the six months and as of  June 30, 2007.

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of June 30, 2007.

	(Unaudited) June 30, 2007
	As	As
	Restated	Reported
ASSETS
Current assets:
Cash and cash equivalents	$8,550,567	$8,550,567
Other receivable	3,430	3,430
Prepaid expense	69,510	69,510
Total current assets	8,623,507	8,623,507

Property and equipment, net	26,095	26,095

Investment in Signet (Note C)	4,149,240	4,149,240
Investment in North Peace Energy (Note D)	4,716,728	4,716,728

Total Assets	$17,515,570	$17,515,570

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,265,788	$1,265,788
Convertible Notes Payable, net of discount (Note F)	698,902	698,902
Income Tax Payable	5,145,325	991,538
Total current liabilities	7,110,015	2,956,228

Redeemable Preferred Shares (Note H)	9,443,000	9,443,000

Commitment and contingencies (Note L)

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note I)
Special Voting Preferred (Note H) 1 share outstanding
Series B - none issued and outstanding (Note I)
Common stock, par value $.001 per share; 200,000,000 shares authorized; 28,970,430 shares issued and outstanding (Note I)	28,970	28,970
Additional paid-in capital	44,014,906	44,014,906
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of development stage	(30,856,815)	(26,703,028)
Accumulated other comprehensive income (loss):	-
Foreign currency translation adjustment	113,006	113,006
Total stockholders' equity	962,555	5,116,342

Total liabilities and stockholders' equity	$17,515,570	$17,515,570

The result of the June 30, 2007 Condensed Consolidated Statements of Losses restatement is to correct errors to related  to the accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC for each of the following periods:

For the three months ended June 30, 2007, the six months ended June 30, 2007 as well for the period January 1, 2005 (date of inception) through June 30, 2007, the restatement of the Statement of Losses reflects the following:

•	Increase in the provision for income taxes by $4,153,787.
•	Increased the loss available to common shareholders by $4,153,787.

As of the June 30, 2007, the restatement of the Balance Sheet reflects the following:

•	Increase in current liabilities related to income tax liabilities by $4,153,787.
•	Increase in deficit from inception of development stage by $4,153,787. Decrease in stockholders’ equity by 4,153, 787.

Earnings per share changed as follows:

-	Reduce earnings per share for the three months ended June 30, 2007 by $0.14 from ($0.02) to ($0.16)

-	Reduce earnings per share for the six months ended June 30, 2007 by $0.14 from ($0.07) to ($0.21)

-	Reduce earnings per share for the period of January 1, 2005 (date of inception of development stage) through June 30, 2007 by $0.16 from ($1.02) to ($1.18)

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statements of Losses as of June 30, 2007:

					For the period from
					January 1, 2005 (date of
					inception of development
	For the Three Months Ending		For the Six Months Ending		stage) through
	June 30, 2007		June 30, 2007		June 30, 2007
	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported

Loss from operations	$(1,308,976)	$(1,308,976)	$(2,574,709)	$(2,574,709)	$(26,434,228)	$(26,434,228)

Equity in losses from affiliates	(180,236)	(180,236)	(447,977)	(447,977)	(1,491,062)	(1,491,062)
Warrants issued connection with Peace Oil acquisition	(368,000)	(368,000)	(368,000)	(368,000)	(368,000)	(368,000)
Net gain/(loss) on revaluation of warrant liability (Note E)	-	-	-	-	(431,261)	(431,261)
Financing (expense) income, net	(743,392)	(743,392)	(762,057)	(762,057)	(3,764,589)	(3,764,589)
Gain on sale of Peace Oil	3,098,554	3,098,554	3,098,554	3,098,554	3,098,554	3,098,554

Loss from continuing operations, before income taxes and minority interest	497,950	497,950	(1,054,189)	(1,054,189)	(29,390,586)	(29,390,586)
						-
Provision for income taxes	(5,145,325)	(991,538)	(5,145,325)	(991,538)	(5,145,325)	(991,538)
Loss before minority interest	(4,647,375)	(493,588)	(6,199,514	(2,045,727)	(34,535,911)	(30,382,124)

(Loss) from discontinued operations	-	-	-	-	-	-
Loss applicable to minority interest	-	-	-	-	3,679,096	3,679,096

Loss available to common shareholders	$(4,647,375)	$(493,588)	$(6,199,514)	$(2,045,727)	$(30,856,815)	$(26,703,028)

Other comprehensive (loss): foreign currency translation (loss)	(27,177)	(27,177)	(40,594)	(40,594)	113,006	113,006

Comprehensive income (loss)	$(4,674,552)	$(520,765)	$(6,240,108)	$(2,086,321)	$(30,743,809)	$(26,590,022)

Income (loss) per common share (basic and diluted)	$(0.16)	$(0.02)	$(0.21)	$(0.07)	$(1.18)	$(1.02)

Weighted average shares outstanding	29,366,034	29,366,034	30,098,146	30,098,146	26,142,525	26,142,525

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	For the six months ended June 30, 2007 (Restated)	For the six months ended June 30, 2006	For the period from January 1, 2005 through June 30, 2007 (Restated)
Net Loss - (as reported)	$(4,647,375)	$(4,947,374)	$(30,856,815)
Adjustments:
Gain on sales of Peace Oil	(3,098,554)		(3,098,554)
Income tax provision on sale of Peace Oil	5,145,325		5,145,325
Loss from Signet (prior to deconsolidation)	-	2,026,122	7,014,937
Loss applicable to minority interest	-	(1,119,027)	(3,679,096)
Equity losses from affiliate (27.3%)	-	(553,131)	(1,915,078)
Net Loss - pro forma	$(2,600,604)	$(4,593,410)	$(27,389,281)
Loss per common share - Pro forma
(basic and diluted)	$(0.09)	$(0.17)	$(1.05)

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

NOTE F - NOTE PAYABLE

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

On April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement with Gemini (the “Exchange Agreement”). The Exchange Agreement amends the filing date of the registration statement under the Registration Rights Agreement to be the 30 th  calendar day after the date of the Exchange Agreement and the effectiveness date to be the 120 th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provides a waiver by Gemini of any liquidated damages due under the Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provides for the sale and issuance by us of a Convertible Note at 0% interest (the “Convertible Note”) in the principal amount of $1,150,000 to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to the Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also covers an additional $250,000 of cash consideration from Gemini. Our obligations under the Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants, but no longer include the surrendered shares. As a result of the Exchange Agreement, Gemini retains all previously issued warrants.

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

On August 8, 2007, as a result of default in connection with our agreements with Gemini, the Company entered into a Redemption Agreement (“Redemption Agreement”) and an Escrow Agreement (“Escrow Agreement”) with Gemini to postpone redemption of the $1,150,000 principal at a price of $1,380,000 for ninety days. Gemini has the option to extend the Redemption Agreement and Escrow Agreement for another sixty days thereafter. The Company accrued the $230,000 of default interest in period ended June 30, 2007 (see Note M - Subsequent Events).

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

NOTE G - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $7,000,000, which expire through 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,600,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely that the benefits will not be realized.

Total income taxes for the six months ended June 30, 2007 and the year ended December 31, 2006 are as follows:

For the six months ended June 30, 2007

Current:
Federal	$-
State	-
Canadian	5,145,325
Total current tax provision	5,145,325
Deferred:
Federal	-
State	-
Canadian
Total deferred tax provision	-
Total income taxes	$5,145,325

Current provision for income taxes of $5,145,325 is the result of applying the Alberta Canada provincial tax rate of 30.8% applied to Peace Oil sale proceeds of CDN$18,994,647, net of operating expenses and exchange rates (See Note D).

NOTE H - REDEEMABLE PREFERRED SHARES

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

In November 2005, the Company issued an aggregate of 800,000 shares of Common Stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that were subject to registration rights and penalties if the registration is not effective by May 15, 2006.  Per the terms of the registration rights agreement and since the registration was not effective until May 30, 2006, the Company was obligated to reprice 1 million of the $1.00 warrants' exercise price by $0.005 for each day the registration was not effective from May 15, 2006. As a result, the 1 million $1.00 warrants were repriced to $0.93. The registration statement was effective on May 30, 2006. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note E).

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

In November 2006, the Company issued an aggregate of 3,000,000 shares of Common Stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address pending SEC comments, the Company provided and disclosed Peace Oil financials as well as a pro forma of the combined companies in an 8-K/A filed on May 16, 2007. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note E - Warrant Liability).

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

In April 2007, the Company exchanged 2,000,000 shares of Common Stock for a note payable with Gemini (see Note F - Note Payable).

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

In connection with a private placement in November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note E - Warrant Liability). As part of the 6,000,000 warrants issued in November 2006, 4,000,000 warrants were issued to Gemini. The Company recorded debt discount related to these warrants in the amount of $522,747 (See Note E). The debt discount is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 (See Note F - Note Payable). The Company amortized and charged $192,030 to operations related to the fair value of these warrants during the six months ended June 30, 2007.

In connection with a private placement in March 2006, the Company issued to the investors an aggregate of 1,200,000 warrants with piggy-back registration rights.

In connection with a private placement in November 2006, the Company issued to the investors an aggregate of 6,000,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note E and E). As part of the 6,000,000 warrants issued in November 2006, 4,000,000 warrants were issued to Gemini. The Company recorded debt discount related to these in the amount of $522,747 (see Note F). The debt discount is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 (see Note F).

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE K- RELATED PARTY TRANSACTIONS

The Company's previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation (“Dynamo”) to obtain a right of first refusal on Dynamo's prospects was never formalized by a signed agreement. On September 16, 2005, the Company's Board determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of the Company's Board of Directors. On November 15, 2006, Dynamo filed a complaint against the Company as well as its previous officers (See Note L).

As part of the Gemini transaction in April 2007, the Company paid Granite Financial Group (“Granite”) a $25,000 commission in connection with the additional $250,000 invested by Gemini (see Note F - Note Payable). Granite, owned by Daniel Schreiber, was one of the Company’s Directors for the period of March 2006 through March 2007.

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

NOTE L - COMMITMENTS AND CONTINGENCIES

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

NOTE M - SUBSEQUENT EVENTS

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

On July 17, 2007, the Company approved a reimbursement of $79,992 to Mr. Perez in connection with legal fees incurred by Mr. Perez (See Note K - Related Party Transactions).

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

On August 17, 2007, the Company entered into the New Voting Agreement with Signet, Andora and David Perez in connection with the proposed Combination.  Also, on August 17, 2007, the Company entered into the Supplemental Indenture to provide holders of Signet debentures issued under the Indenture the opportunity to participate in the Combination (see Note C - Investment in Signet-Andora Agreement).

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

We are a Delaware corporation dually traded on the OTC Bulletin Board® and the Pink Sheets under the symbol SRGG.OB. Our principal executive offices are located at 12220 El Camino Real, Suite 410, San Diego, CA 92130. Our telephone number is (858) 704-5010. Our fax number is (858) 704-5011. We maintain a website at www.SurgeGlobalEnergy.com .

Signet, formerly known as Surge Global Energy (Canada) Ltd., is located in Suite 1818, 144-4th Avenue SW, Calgary, Alberta Canada T2P 3N4. The telephone number is (403) 440 -1118 and fax number is (403) 440-1114. Signet maintains a website at  www.signetenergy.ca . Signet was the operator and is now a minority working interest partner in the Sawn Lake Oil Sands in Alberta, Canada. See “Business Operations - Signet Projects - Sawn Lake Project, Alberta, Canada.”

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

Effective as of April 19, 2007, we entered into an Exchange, Purchase and Amendment Agreement (the “Exchange Agreement”) with Gemini Master Fund Ltd. (“Gemini”). The Exchange Agreement amended the filing date of the registration statement required under Gemini’s Registration Rights Agreement to the 30 th  calendar day after the date of the Exchange Agreement and the required effectiveness date to the 120 th  calendar day following the date of the Exchange Agreement. The Exchange Agreement also provided a waiver by Gemini of any liquidated damages due under its Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provided for the sale and issuance by us of a Convertible Note at 0% interest in the principal amount of $1,150,000 (the “Convertible Note”) to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to its Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also includes an additional $250,000 of cash consideration paid to us from Gemini. Our obligations under Gemini’s Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants issued under Gemini’s Securities Purchase Agreement, but no longer include the surrendered shares in connection with the Exchange Agreement. As a result of the Exchange Agreement, Gemini retains all previously issued warrants. We did not enter into a similar agreement with Mr. Fritz and the securities purchased by Mr. Mark Fritz in this private placement.

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

In the three months ended June 30, 2007, gain on the sale of Peace Oil to North Peace amounted to $3,099,000 compared to zero in the prior period (see Note D).

Canadian income taxes resulting from the Peace Oil sale totaled $5,145,000 during the three months ended June 30, 2007 compared to zero in the prior period (see Note G).

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

Loss available to common stockholders increased by $5,650,000 from income of $1,003,000 for the three months ended June 30, 2006 to a loss of $4,647,000 for the three months ended June 30, 2007 as a result of all the factors described above.

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

In the six months ended June 30, 2007, gain on the sale of Peace Oil to North Peace amounted to $3,099,000 compared to zero in the prior period (see Note D).

Canadian income taxes resulting from the Peace Oil sale totaled $5,145,000 during the six months ended June 30, 2007 compared to zero in the prior period (see Note G).

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

Loss available to common stockholders increased by $1,173,000 from $4,947,000 in the six months ended June 30, 2006 to $6,120,000 in the six months ended June 30, 2007 as a result of all the factors described above.

Liquidity and Capital Resources

Current Position

As of June 30, 2007, we had a surplus in working capital of $1,513,000. For the six months ended June 30, 2007, we had a net cash flow deficit from operating activities of $1,619,000, consisting primarily of year to date losses of $6,120,000 from operations largely offset by the tax liability increase of $5,145,000.

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

The independent auditor's report on our December 31, 2006 financial statements included in our Annual Report for the year ended December 31, 2006 states that our recurring losses raise substantial doubts about our ability to continue as a going concern. As described in Note D, in connection with the North Peace Transaction, Peace Oil sold its undivided 30% working interest in the Red Earth Leases and other assets to North Peace for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity. As a result of the North Peace Transaction, on June 28, 2007, Cold Flow fully paid all of the promissory notes due in connection with the Peace Oil acquisition.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period ended June 30, 2007.

On January 31, 2008, the board of directors (the “Board”) of Surge Global Energy, Inc., a Delaware corporation (the “Company”), in consultation with management of the Company, determined that previously issued (i) consolidated financial statements for the quarters ended (a) June 30, 2007 contained in the Company’s Quarterly Report on Form 10-QSB filed August 20, 2007, and (b) September 30, 2007 contained in the Company’s Quarterly Report on Form 10-QSB filed November 16, 2007, and (ii) Pro Forma Financial Information contained in (x) the Company’s Current Report on Form 8-K filed July 5, 2007, should be restated to correct an error in accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC.   Upon advice from Canadian tax counsel and accounting advisors, the Board has determined that the sale of the Peace Oil assets requires different treatment under Canadian tax laws.

After consultation with Canadian counsel and accountants, the Board determined that the reserve for Canadian income taxes was incorrect and should be restated.  The amounts reported in the Company’s financial statements for its quarter ended June 30, 2007 do not properly reflect tax consequences of the sale of certain assets by Peace Oil on June 28, 2007.

We also indicated in our Form 8-K for Non-Reliance on Previously Issued Financial Statements on February 1, 2008  that, until the time that the amended Form 10-QSB for the first six months of 2007 are filed, the three and six months ended and since inception June 30, 2007 Balance Sheet and Condensed Consolidated Statements of Losses  should not be relied upon.

Since the Form  8-K filing, the Company has since retained outside professionals to review Canadian tax liability related to its Canadian operations and business transactions to prevent a reoccurrence of this error to improve its controls and procedures

As a result of these changes, the Company does not expect a reoccurrence of this error in future filings.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note C - "Investment in Signet, Andora Agreement" which is hereby incorporated by reference in this Item 5. The descriptions of the New Voting Agreement and the Supplemental Indenture herein are only summaries and are qualified in their entirety by the full text of the New Voting Agreement and the Supplemental Indenture, which are attached as exhibits hereto and incorporated by reference herein.

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

SURGE GLOBAL ENERGY, INC.

DATED: March 24, 2008	By:	/S/ E. JAMIE SCHLOSS
E. JAMIE SCHLOSS
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

DATED: March 24, 2008	By:	/S/ E. JAMIE SCHLOSS
E. JAMIE SCHLOSS
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)