Form 10QSB/A
period 2007-09-30
Surge Global Energy, Inc.
filed 2008-03-25
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1

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

ITEM 1.  FINANCIAL STATEMENTS

This Form 10-QSB/A Amendment  No. 1 (the "Amendment") is being filed for the purpose of amending Form 10-QSB/A for the quarterly period ended September 30, 2007, that was originally filed with the Securities and Exchange Commission on August 20, 2007 This Amendment is being filed to restate our financial statements and amend the financial disclosures (Notes A, B and G) to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis.  The Amendment corrects an error in accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) by the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC (“Cold  Flow”) and subsequent sale of certain assets by Peace Oil . We have also revised our controls and procedures disclosure as a result of these restatements. While we are amending only a certain portion of our Form 10-QSB, for convenience and ease of reference, we are filing the entire Form 10-QSB.

All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.

PART I - FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited
September 30, 2007 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,088,973
Restricted cash (Note F)	1,380,000
Other receivable	4,916
Prepaid expense	43,711
Total current assets	7,517,600

Property and equipment, net	23,435

Investment in Andora (Note C)	3,540,639
Investment in North Peace Energy (Note D)	5,035,406

Total Assets	$16,117,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$750,635
Notes Payable (Note F)	1,204,233
Income Tax Payable (Note G)	5,366,827
Total current liabilities	7,321,695

Total long-term liabilities

Redeemable Preferred Shares (Note H)	10,081,000

Commitment and contingencies (Note L)

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note I)
Special Voting Preferred (Note I) 1 share outstanding
Series B - none issued and outstanding (Note I)
Common stock, par value $.001 per share; 200,000,000 shares authorized; 28,970,430 shares issued and outstanding (Note I)	28,970
Additional paid-in capital	44,334,647
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(529,637)
Accumulated deficit	(12,337,512)
Deficit from inception of development stage	(32,782,083)
Total stockholders' equity	(1,285,615)

Total liabilities and stockholders' equity	$16,117,080

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

					For the period
					from
					January 1, 2005
					(date of inception of development
	For the Three Months Ending		For the Nine Months Ending		stage) through
	September 30		September 30		September 30,
	2007 (Restated)	2006	2007 (Restated)	2006	2007 (Restated)
Operating expenses:
Selling, general and administrative expenses	$597,293	$671,759	$2,299,028	$2,128,864	$7,347,122
Amortization of deferred compensation	-		-	-	3,039,038
Non cash compensation to employees	319,741	1,115,849	1,188,803	3,628,971	10,192,516
Depreciation and amortization	2,660	930	6,572	371,286	454,230
Oil and Gas impairment	-		-	-	6,321,016

Total operating expense	919,694	1,788,538	3,494,403	6,129,121	27,353,922
	-				-
Loss from operations	(919,694)	(1,788,538)	(3,494,403)	(6,129,121)	(27,353,922)

Equity in losses from affiliates	(608,601)	(442,182)	(1,056,578)	(442,182)	(2,099,663)
Warrants issued in connection with Peace Oil acquisition (Note J)	-		(368,000)	-	(368,000)
Net gain/(loss) on revaluation of warrant liability (Note E)	-	2,004,720		1,354,680	(431,261)
Financing (expense) income, net	(516,557)	15,472	(1,278,614)	(1,060,306)	(4,281,146)
Gain on sale of Peace Oil (Note D)	-		3,098,554	-	3,098,554

Loss from operations, before income taxes and minority interest	(2,044,852)	(210,528)	(3,099,041)	(6,276,929)	(31,435,438)
	-				-
Provision for income taxes (Note G)	119,594	-	(5,025,741)	-	(5,025,741)

Loss before minority interest	(1,925,268)	(210,528)	(8,124,782)	(6,276,929)	(36,461,179)
	-
Loss applicable to minority interest	-	-	-	1,119,027	3,679,096

Loss available to common shareholders	$(1,925,268)	$(210,528)	$(8,124,782)	$(5,157,902)	$(32,782,083)
			-		-
Other comprehensive (loss): foreign currency translation (loss)	(368,548)	(4)	(683,237)	337,552	(529,637)

Comprehensive income (loss)	$(2,293,816)	$(210,532)	$(8,808,019)	$(4,820,350)	$(33,311,720)
	-				-
Income (loss) per common share
- basic	$(0.07)	$(0.01)	$(0.27)	$(0.19)	$(1.25)
- diluted	$(0.07)	$(0.01)	$(0.27)	$(0.19)	$(1.25)

Weighted average shares outstanding
- basic	28,970,430	27,439,271	29,718,110	26,925,668	26,142,525
- diluted	28,970,430	27,439,271	29,718,110	26,925,668	26,142,525

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

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (Continued)
AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment (Restated)	Accumulated Deficit during Development Stage (Restated)	Accumulated Deficit	Total
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on Investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to Equity Method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock option awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-	-	-	-	339,014	-	-	339,014
Net loss	-	-	-	-	-	-	-	-	(15,926,093)	-	(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,512)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,867
Employee stock option expense	-	-	-	-	1,188,803	-	-	-	-	-	1,188,803
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion			(2,000,000)	(2,000)	(898,000)						(900,000)
Peace Oil acquisition warrants					368,000						368,000
Beneficial conversion feature in connection with issuance of convertible notes payable					1,076,575						1,076,575
Foreign currency translation adjustment	-	-	-	-	-	-	-	(683,237)	-	-	(683,237)
Net loss	-	-	-	-	-	-	-	-	(8,124,782)	-	(8,124,782)
Balance at September 30, 2007	-	$-	28,970,430	$28,970	$44,334,647	$-	$-	$(529,637)	$(32,782,083)	$(12,337,512)	$(1,285,615)

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF
DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)
			For the period
			January 1, 2005
			(date of inception
			of development
	For the Nine Months Ending		stage) through
	September 30		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net Loss	$(8,124,782)	$(5,157,902)	$(32,782,083)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Gain on Peace Oil transaction, net of $5,025,741 in tax	1,927,185	-	1,927,185
Minority interest	-	1,119,027	(3,679,096)
Share of affiliate loss	1,056,578	442,182	2,099,663
Depreciation and amortization	6,432	374,900	454,090
Impairment	-	-	6,321,016
Amortization and write-off of debt discount - beneficial conversion
feature of convertible debenture	-	-	1,022,492
Amortization and write-off of discount attributable to warrants	-	3,628,971	629,192
Non cash compensation	1,188,803		6,170,350
Amortization of deferred compensation costs	-	-	3,039,038
Gain/loss on revaluation of warrant liability	-	(1,354,680)	431,261
Warrant expense	368,000	-	368,000
Interest on Gemini	230,000	-	230,000
Beneficial conversion feature in connection with issuance of convertible notes payable	900,808	-	900,808
Debt discount	-	817,944	1,010,679
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	(4,787)	290,867	(132,883)
Prepaid expense	(17,797)	(25,647)	(68,267)
Other assets	-	80,958	80,958
Accounts payable and accrued liabilities	147,095	(60,923)	607,696
Net cash used in operating activities	(2,322,465)	(2,082,357)	(7,104,259)

Cash flows from investing activities:
Restricted cash deposit	(1,380,000)	-	(1,380,000)
Purchase of property and equipment	(12,949)	(72,748)	(110,636)
Deposits	-	(9,913)	(9,913)
Capital expenditures in oil and gas properties	-	(1,311,259)	(11,768,933)
Asset retirement obligation	-	-	51,273
Oil leases	-	-	6,314,820
Disposition of Peace Oil	13,379,994	-	13,379,994
Deduct June 2006 Signet cash balance	-	(5,626,405)	(5,626,405)
Net cash used in investing activities	11,987,045	(7,020,325)	850,200

Cash flows form financing activities
Proceeds from the sale of common stock and stock subscription, net of costs and fees	-	1,800,000	4,250,000
Proceeds from exercise of options	91,868	100,000	91,868
Proceeds from equity to debt conversion	250,000	-	250,000
Repayment of Peace notes payable	(5,035,406)	-	(5,035,406)
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share Issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash provided by financing activities	(4,693,538)	1,900,000	12,249,635

Effect of exchange rates on cash and cash equivalents	(409,143)	266,613	(66,538)

Net (decrease) increase in cash and cash equivalents	4,561,900	(6,936,069)	5,929,038

Cash and cash equivalents at the beginning of the year	1,527,073	8,111,945	159,935

Cash and cash equivalents at the end of the period	$6,088,973	$1,175,876	$6,088,973

See accompanying notes to unaudited condensed consolidated financial information

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JANUARY 1, 2005
(DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
			development
	For the Nine Months Ending		stage) through
	September 30		September 30,
	2007	2006	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	181,629	-	181,629
Cash paid during the period for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of convertible debenture	900,808	-	908,808
Amortization of discount attributable to warrants	-	-	629,192
Stock options pursuant to employment agreement	1,188,803	-	6,170,350
Amortization of deferred compensation costs	-	3,628,971	3,039,038
Loss on revaluation of warrant liability (Note E)	-	(1,354,680)	431,261
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Redeemable preferred stock issued in connection with the Peace Oil acquisition (Note H	10,081,000	-	10,081,000

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

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Signet Energy, Inc., (formerly Surge Global Energy (Canada), Ltd.), and Cold Flow Energy ULC, Peace Oil Corp. (see Note D) and 1294697 Alberta Ltd., (collectively the “Company”).

As previously reported and as of July 7, 2006, we deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note C - Investment in Andora for further discussion).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through September 30, 2007, the Company has accumulated losses of $32,782,083.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from operations of $8,124,782 and $5,157,902 for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $195,904 as of September 30, 2007.

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE B - RESTATEMENT

In connection with it’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 10-QSB, Surge Global Energy, Inc., (the “Company”) and its independent registered public accountants identified errors to related  to the accounting for certain taxes related to the accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC. On January 31, 2008, the Board of Directors of the Company determined, and reviewed this matter with Company management and determined that the September 30, 2007 Balance Sheet, Statement of Losses and Stockholders’ Equity filed with the Securities and Exchange Commission should be restated to correct an error in accounting for income taxes in connection with the acquisition of Peace Oil Corp. (“Peace Oil”) by the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC (“Cold  Flow”).

There was no change to the Statement of Cash Flows for the Nine Months and as of September 30, 2007.

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of September 30, 2007.

	(Unaudited) September 30, 2007
	As	As
	Restated	Reported
ASSETS
Current assets:
Cash and cash equivalents	$7,468,973	$7,468,973
Other receivable	4,916	4,916
Prepaid expense	43,711	43,711
Total current assets	7,517,600	7,517,600

Property and equipment, net	23,435	23,435

Investment in Signet (Note C)	3,540,639	3,540,639
Investment in North Peace Energy (Note D)	5,035,406	5,035,406

Total Assets	$16,117,080	$16,117,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	750,635	750,636
Convertible Notes Payable, net of discount (Note F)	1,204,233	1,204,233
Income Tax Payable	5,366,827	1,058,529
Total current liabilities	7,321,695	3,013,398

Redeemable Preferred Shares (Note H)	10,081,000	10,081,000

Commitment and contingencies (Note L)

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note I)
Special Voting Preferred (Note I) 1 share outstanding
Series B - none issued and outstanding (Note I)
Common stock, par value $.001 per share; 200,000,000 shares authorized; 28,970,430 shares issued and outstanding (Note I)	28,970	28,970
Additional paid-in capital	44,334,647	44,334,647
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(529,637)	(255,542)
Accumulated deficit	(12,337,512)	(12,337,513)
Deficit from inception of development stage	(32,782,083)	(28,747,880)
Total stockholders' equity	(1,285,615)	3,022,682

Total liabilities and stockholders' equity	$16,117,080	$16,117,080

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The result of the September 30, 2007 Condensed Consolidated Statements of Losses restatement is to correct errors to related  to the accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC for each of the following periods:

For the three months ending September 30, 2007, the restatement of the Statement of Losses reflects the following:

-	Decreased Income Tax Expense, Loss available to common shareholders and Comprehensive Loss by $119,584, the tax benefit resulting from Peace operating losses.

For the nine months ending September 30, 2007 and for the period January 1, 2005 (date of inception) through September 30, 2007,, the restatement of the Statement of Losses reflects the following:

-	Increased Income Tax Expense by $4,034,203

-	Increased the Loss available to common shareholders by $4,034,203

-	Increased Other Comprehensive Loss; foreign currency translation by $274,095

-	Increased Comprehensive Loss by $4,308,298 as a result of the factors described above

Earnings per share changed as follows:

-	Earnings per share for the three months ended September 30, 2007 remains unchanged at ($0.07)

-	Reduce earnings per share for the six months ended September 30, 2007 by $0.13 from ($0.14) to ($0.27)

-	Reduce earnings per share for the period of January 1, 2005 (date of inception of development stage) through September 30, 2007 by $0.15 from ($1.10) to ($1.25)

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Statements of Losses as of September 30, 2007:

					For the period from
					January 1, 2005 (date of
	For the Three Months Ending		For the Nine Months Ending		inception of development
	September 30, 2007		September 30, 2007		stage) through
	2007	2007	2007	2007	September 30, 2007
	As	As	As	As	As	As
	Restated	Reported	Restated	Reported	Restated	Reported

Loss from operations	$(919,694)	$(919,694)	$(3,494,403)	$(3,494,403)	$(27,353,922)	$(27,353,922)

Equity in losses from affiliates	(608,601)	(608,601)	(1,056,578)	(1,056,578)	(2,099,663)	(2,099,663)
Warrants issued connection with Peace Oil acquisition	-	-	(368,000)	(368,000)	(368,000)	(368,000)
Net gain/(loss) on revaluation of warrant liability (Note J)	-	-	-		(431,261)	(431,261)
Financing (expense) income, net	(516,557)	(516,557)	(1,278,614)	(1,278,614)	(4,281,146)	(4,281,146)
Gain on sale of Peace Oil	-	-	3,098,554	3,098,554	3,098,554	3,098,554

Loss from continuing operations, before income taxes and minority interest	(2,044,852)	(2,044,852)	(3,099,041)	(3,099,041)	(31,435,438)	(31,435,438)
						-
Provision for income taxes	119,584	-	(5,025,741)	(991,538)	(5,025,741)	(991,538)

Loss before minority interest	(1,925,268)	(2,044,852)	(8,124,782)	(4,090,579)	(36,461,179)	(32,426,976)

(Loss) from discontinued operations	-	-	-	-	-	-
Loss applicable to minority interest	-	-	-	-	3,679,096	3,679,096

Loss available to common shareholders	$(1,925,268)	$(2,044,852)	$(8,124,782)	$(4,090,579)	$(32,782,083)	$(28,747,880)

Other comprehensive (loss): foreign currency translation (loss)	(368,548)	(368,548)	(683,237)	(409,142)	(529,637)	(255,542)

Comprehensive income (loss)	$(2,293,816)	$(2,413,400)	$(8,808,019)	$(4,499,721)	$(33,311,720)	$(29,003,422)

Loss per common share (basic and diluted)	$(0.07)	$(0.07)	$(0.27)	$(0.14)	$(1.25)	$(1.10)

Weighted average shares outstanding	28,970,430	28,970,430	29,718,110	29,718,110	26,142,525	26,142,525

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE C - INVESTMENT IN ANDORA

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

As part of the Peace Oil transaction, on March 2, 2007 we also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share contingent upon the Company completing the final secured note payable of CDN$4,000,000 on June 28, 2007 .. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.

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

	For the nine months ended September 30, (Restated)	For the nine months ended September 30, 2006	For the period from January 1, 2005 through September 30, 2007 (Restated)
Net Loss - (as reported)	$(8,124,782)	$(5,157,902)	$(32,782,083)
Adjustments:
Gain on sales of Peace Oil	(3,098,554)		(3,098,554)
Income tax provision on sale of Peace Oil	5,025,741		5,025,741
Loss in Signet prior to deconsolidation		2,026,122	7,014,937
Loss applicable to minority interest	-	(1,119,027)	(3,679,096)
Equity losses from affiliate	1,056,578	442,182	2,099,663
Net Loss - pro forma	$(5,141,017)	$(3,808,625)	$(25,419,392)
Loss per common share - Pro forma
(basic and diluted)	$(0.17)	$(0.14)	$(0.97)

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company accrued the $230,000 of default interest during the three months ended June 30, 2007 and repaid the $1,380,000 in full on November 1, 2007 (see Note M - Subsequent Events).

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

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Total income taxes for the nine months ended September 30, 2007are as follow:

For the nine months ended September 30, 2007
Current:
Federal	$-
State	-
Canadian	5,366,827
Total current tax provision	5,366,827
Deferred:
Federal	-
State	-
Canadian
Total deferred tax provision	-
Total income taxes	$5,366,827

Current provision for income taxes of $5,025,741 is the result of applying the Alberta Canada provincial tax rate of 30.8% applied to Peace Oil sale proceeds of CDN$18,994,647, net of operating loss offsets and exchange rates (See Note D).

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

In connection with a private placement in November 2005, the Company issued to the investors an aggregate of 1,600,000 warrants. These warrants are subject to registration rights and the Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (See Note E - Warrant Liability). As part of the 6,000,000 warrants issued in November 2006, 4,000,000 warrants were issued to Gemini. The Company recorded debt discount related to these warrants in the amount of $522,747 (See Note F). The debt discount is amortized over the 196 day escrow period of April 19, 2007 through November 1, 2007 (See Note F - Note Payable). The Company amortized and charged $437,401 to operations related to the fair value of these warrants during the nine months ended September 30, 2007.

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

NOTE K- RELATED PARTY TRANSACTIONS

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

Dale Fisher was elected as a director to our Board of Directors on September 6, 2007.  Prior to his election, Mr. Fisher was an officer and shareholder of Peace Oil Corp. which the Company acquired on March 2, 2006 (see Note D).

SURGE GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE L- COMMITMENTS AND CONTINGENCIES

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

NOTE M - SUBSEQUENT EVENTS

On November 1, 2007, the Company repaid Gemini $1,380,000 from the escrow established on August 8, 2007 (see Note F).

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

In June 2007, the Company incurred tax expense related to the gain on sale of Peace Oil.  During the three months ended September 30, 2007, tax benefits related to Peace Oil operating losses totaled $120,000 compared to zero in the prior period (see Note G).

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

Loss available to common stockholders decreased by $1,714000 from a loss of $211,000 for the three months ended September 30, 2006 to a loss of $1,925,000 for the three months ended September 30, 2007 as a result of all the factors described above.

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

Canadian income taxes resulting from the Peace Oil sale totaled $5,026,000 during the nine months ended September 30, 2007 compared to zero in the prior period (see Note G).

Loss applicable to minority interest was zero in the nine months ended September 30, 2007 compared to $1,119,000, in the prior period.

Foreign currency translation adjustment in the nine months ended September 30, 2007 was a loss on translation of ($683,000) compared with a gain of $338,000 for the nine months ended September 30, 2006. Even though the US dollar declined compared to the Canadian dollar during the period, the Company recognized a loss due to repatriated cash from Canada to the United States compared to the Canadian subsidiary holding an intercompany receivable.

Loss available to common stockholders decreased by $2,967,000 from $5,158,000 in the nine months ended September 30, 2006 to $8,125,000 in the nine months ended September 30, 2007 as a result of all the factors described above.

Liquidity and Capital Resources

Current Position

As of September 30, 2007, we had a surplus in working capital of $196,000.  For the nine months ended September 30, 2007, we had a net cash flow deficit from operating activities of $2,322,000, consisting primarily of year to date losses of $8,125,000 from operations, gain from the disposition of Peace Oil of $1,927,000 less non-cash adjustments  of $1,057,000 in share of affiliate losses, $1,189,000 in employee compensation expense arising from stock options issued to employees and directors, $6,432 in depreciation and amortization, $368,000 in warrant expense in connection with the Peace Oil transaction, $230,000 in accrued interest related to the Gemini note payable, $901,000 in beneficial conversion feature related to the Gemini note payable and warrants,  and $124,000 in net increases and decreases in assets and liabilities largely due to accrued legal expense increases.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the period ended September 30, 2007.

On January 31, 2008, the board of directors (the “Board”) of Surge Global Energy, Inc., a Delaware corporation (the “Company”), in consultation with management of the Company, determined that previously issued (i) consolidated financial statements for the quarters ended (a) June 30, 2007 contained in the Company’s Quarterly Report on Form 10-QSB filed August 20, 2007 and (b) September 30, 2007 contained in the Company’s Quarterly Report on Form 10-QSB filed November 16, 2007, and (ii) Pro Forma Financial Information contained in (x) the Company’s Current Report on Form 8-K filed July 5, 2007, should be restated to correct an error in accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”) the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC. .  Upon advice from Canadian tax counsel and accounting advisors, the Board has determined that the purchase and sale of the Peace Oil assets requires different treatment under Canadian tax laws.

After consultation with Canadian counsel and accountants, the Board determined that the reserve for Canadian income taxes was incorrect and should be restated.  The amounts reported in the Company’s financial statements for its quarter ended June 30, 2007, fail to take into account differences between the assigned values of the purchase price to the assets and the corresponding tax attributes available to Peace Oil.  In addition the amounts reported in the Company’s financial statements for its quarters ended June 30, 2007 and September 30, 2007 do not properly reflect tax consequences of the sale of certain assets by Peace Oil.

We also indicated in our Form 8-K for Non-Reliance on Previously Issued Financial Statements on February 1, 2008 that, until the time that the amended Form 10-QSB for the first nine months of 2007 are filed, the three and nine months ended and since inception September 30, 2007 Balance Sheet and Condensed Consolidated Statements of Losses and Cash Flow Statement should not be relied upon.

Since the Form  8-K filing  the Company has since retained outside professionals to review Canadian tax liability related to its Canadian operations and business transactions to prevent a reoccurrence of this error to improve its controls and procedures.

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

_________________

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

SURGE GLOBAL ENERGY, INC.

DATED: March 24, 2008	By:	/s/ JAMIE SCHLOSS
Jamie Schloss
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

DATED: March 24, 2008	By:	/s/ JAMIE SCHLOSS
Jamie Schloss
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)