Form 10KSB
period 2007-12-31
Surge Global Energy, Inc.
filed 2008-04-15
CIK 1053648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269
___________________

SURGE GLOBAL ENERGY, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1454529 (I.R.S. Employer Identification No.)

990 Highland Drive, Suite 110V, Solana Beach, California (Address of principal executive offices)	92075 (Zip Code)

Issuer’s telephone number:  (858) 720-9900

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock	Name of each exchange on which registered None

___________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the average bid and asked price of such common equity on April 1, 2008 was $2,260,714.

The number of shares outstanding of the registrant’s common stock at April 13, 2008 was 35,470,337.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders filed with the Commission on March 5, 2008 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

(i)

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

PART I

As used in this Annual Report on Form 10-KSB, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our wholly owned subsidiaries, including Peace Oil Corp., 1294697 Alberta Ltd.,  and Cold Flow ULC, unless the context otherwise requires.

ITEM 1.	DESCRIPTION OF BUSINESS

General Overview

Surge Global Energy, Inc. is a Delaware corporation dually traded on the OTC Bulletin Board and the Pink Sheets under the symbol SRGG. Our principal executive offices are located at 990 Highland Drive, Suite 110V, Solana Beach, CA 92075. Our telephone number is (858) 720-9900. Our fax number is (858) 720-9902. We maintain a website at www.SurgeGlobalEnergy.com.

We are an oil and gas exploration and development company. Our primary objective is to identify, acquire and develop working interests in underdeveloped oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas on a worldwide basis, focusing mainly in the United States and Canada. We seek production and oil field drilling, production and development as the most prudent ways to establish and increase shareholder values.

Our strategic initiative is to pursue high-return projects with limited risk.  Using our limited cash and other resources and assets, we will attempt to acquire land sales for potential oil producing properties, purchase producing oil and gas properties, drill new wells to generate proven oil and gas reserves, and explore ways to maximize values from our investments in Andora Energy Corporation and North Peace Energy Corp.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public offering in May 1998. On October 13, 2004, Surge’s name was changed from The Havana Group, Inc to Surge Global Energy, Inc. and the symbol was changed to SRGG.OB.

As of December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold off.  In December 2004, we completed the restructuring of our balance sheet and the cancellation of  outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

From 2005 through 2007 we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development.  Because our operations from 2005 forward have not generated any revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to develop business opportunities we believed would be advantageous.  Our management has also undergone a number of changes during this period.

Because we are a small company, the strategic transactions together with handling management and board changes and issues and certain litigation have occupied substantially all of our energy over the last three years.  For a description of certain legal proceedings, see Item 3 Legal Proceedings.

Sawn Lake Project, Alberta Canada

Andora

In 2005 we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”).  In November 2005 that subsidiary, renamed Signet Energy, Inc. (“Signet”) was reorganized.  Surge issued 5,100,000 shares of its common stock to Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL.  As a result, we became a minority shareholder in Signet, and obtained leases of oil and gas properties from Deep Well and NAOL.  In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet.  On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to 5.81% of the fully diluted shares of Andora.

We have retained our equity interest in Andora.  Andora is an oil and gas company owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.  For a more detailed description of this series of transactions, see Note B to our Consolidated Financial Statements, “Investment in Andora.”

Red Earth Area, Alberta Canada

North Peace

On March 2, 2007, Cold Flow Energy ULC (“Cold Flow”), a Canadian subsidiary of our 1294697 Alberta Ltd. subsidiary (also a Canadian company, formed in order to facilitate the transaction at the advice of Canadian tax counsel), acquired all of the outstanding shares of Peace Oil Corp (“Peace Oil”), another Canadian company.  Cold Flow paid consideration valued at CDN$16,620,000 in cash, promissory notes and exchangeable shares of Cold Flow preferred stock (the “Exchangeable Shares”).  Each Exchangeable Share can be exchanged for two shares of our common stock for five years from the closing subject to certain redemption rights of Surge.  We also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price of $1.00 per share subject to certain contingencies.  Peace Oil is an oil and gas exploration and development company, and among other things, at the time held an undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

On June 28, 2007, the Company and Peace Oil sold certain assets of Peace Oil to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in common shares of North Peace at an agreed price of CDN$2.20 per share (the “North Peace Transaction”).  We are utilizing and intend to utilize the proceeds from such sale to continue our current and future operations in the oil and gas business.  None of Peace Oil, Cold Flow or 1294697 Alberta Ltd. has any ongoing business operations at this time.

As a result of these transactions, Peace Oil holds a 4.87% fully diluted interest in North Peace.  For a more detailed description of this series of transactions, see Note C to our Consolidated Financial Statements, “Investment in Peace Oil.”

In January 2008 we determined that we had incurred Canadian tax liability estimated at $5.281 million as of December 31, 2007 related to these transactions, and as a result restated our June 30, 2007 and September 30, 2007 financial reports.  We are working on efforts to mitigate that tax liability.  See “Risk Factors – We have an estimated $5,280,789 Canadian tax liability.”

Santa Rosa Dome Project, Mendoza Province, Argentina

On March 18, 2008, we entered into a Purchase and Sale Agreement, with Oromin, Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, pursuant to which the Company sold its 17.52% interest in Cynthia.  Cynthia owns a certain parcel of land in the eastern half of the Cuyana Bason in the Province of Mendoza, Argentina.  We received Six Hundred Thousand U.S. Dollars (US$600,000) in cash and the return of One Million (1,000,000) shares of the Company’s stock previously issued for the Company’s purchase of its interest in Cynthia.

Working Capital Activities

On November 28, 2006, we entered into a Securities Purchase Agreements (the “Securities Purchase Agreements”) with each of Gemini Master Fund, Ltd. (“Gemini”) and Mark C. Fritz, pursuant to which we sold 2,000,000 shares of our common stock at a purchase price of $0.45 per share to Gemini and 1,000,000 shares of our common stock at a purchase price of $0.45 per share to Mr. Fritz. Pursuant to the Securities Purchase Agreements, we also issued to Gemini a warrant to purchase 2,000,000 shares, and to Mr. Fritz a warrant to purchase 1,000,000 shares, of our common stock at an exercise price of $0.60 per share and with a term of five years, and a warrant to purchase 2,000,000 shares of our common stock to Gemini, and a warrant to purchase 1,000,000 shares to Mr. Fritz, at an exercise price of $0.50 per share with a term of six months which is 45 days after the effective registration statement. Concurrently, we also entered into Registration Rights Agreements with each of Gemini and Mr. Fritz (the “Registration Rights Agreements”) pursuant to which we agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants issued under the Securities Purchase Agreements within 30 days of the Registration Rights Agreements and to cause such registration statement to be declared effective by the SEC within 120 days of the date of the Registration Rights Agreements.

Effective as of April 19, 2007, we entered into an Exchange Agreement with Gemini under which Gemini exchanged its rights and interests under the Securities Purchase Agreement for a Convertible Note in the principal amount of $1,150,000 and other consideration. We did not enter into a similar agreement with Mr. Fritz and the securities purchased by Mr. Fritz in this private placement.  The Convertible Note was retired by a payment of $1,380,000 on November 1, 2007, but the warrants remain outstanding.

We have been unable to file and obtain an effective registration statement with regard to the shares issued to Mr. Fritz. Through the date of this filing, we have filed a registration statement with regard to such shares, but it is not yet effective.  As a result, we incurred liquidated damages, equal to 2% of such net proceeds described above, assessed on a monthly basis and we are accrued penalties until the shares could be registered.

We received notification from the Division of Securities of the Ohio Department of Commerce that the sale of shares to Mr. Fritz in this offering may not be exempt from Ohio’s securities laws. See “Item 3 Legal Proceedings” below.  On August 20, 2007, we received a letter from Mr. Fritz’s counsel requiring payment of the liquidated damages described above or an offer to waive such damages in connection with a redemption of Mr. Fritz’s shares.

In June 2006, Surge issued 160,000 shares in exchange for CDN$200,000 in convertible debt related to the Signet subsidiary and charged the Signet investment for US$ 178,618.

In March 2006, Surge received $1,800,000 of net proceeds from third party investors for 1,200,000 shares of common stock subscribed. In connection with this private placement, Surge issued to the investors an aggregate of 1,200,000 warrants that are subject to piggy-back registration rights. The common shares subscribed were issued in April 2006.

In November 2005, Surge completed a private placement which resulted in gross proceeds of $800,000. In connection with this private placement, we sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and an exercise price ranging from equal to $1.00 to $1.45.

In August and October 2005, Surge issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes.

In August 2005, Surge issued an aggregate of 200,000 shares of common stock to third party investors and 100,000 shares of common stock to two directors in exchange for net proceeds of $300,000. In connection with this private placement, the Company issued to the investors an aggregate of 150,000 warrants with piggy-back registration rights.

For more detailed information on the foregoing transactions see Notes E, F and I to the Consolidated Financial Statements.

Management and Board Changes

Effective on October 11, 2006, Stephen Sharpe resigned from our Board of Directors (the “Board”) and on the same day Thomas A. Page, Richard Collato, and John Stiska were appointed to our Board.  On March 26, 2007, Daniel Schreiber resigned from our Board and on the same day Robert B. Fields was appointed to our Board. On July 24, 2007, Dr. Kenneth Druck resigned from our Board.

On February 6, 2008, David Perez, our then Chief Executive Officer (“CEO”), resigned from his position as CEO.  Mr. Perez continued to serve as a member of our Board until February 11, 2008, on which date he resigned as a member of the Board.  On February 11, 2008, the Board appointed John Stiska as CEO of Surge.  On February 11, 2008, Richard Collato, Thomas Page and Robert B. Fields resigned and on the same day, Barry Nussbaum, E. Jamie Schloss, Jeffrey Bernstein and Charles Sage were appointed to our Board.  Mark Fritz was appointed to our Board on February 12, 2008.

On February 15, 2008, William Greene, our then Chief Financial Officer, resigned from his position as Chief Financial Officer. While the Company searches for his replacement, E. Jamie Schloss is serving as interim Chief Financial Officer. In addition, Mr. Greene acts as a consultant to Surge until a replacement has been retained.  On February 19, 2008, the Board appointed Mr. Schloss as CEO to replace Mr. Stiska.

Kenneth D. Polin was elected to our Board on March 18, 2008.

During the last three years various of our directors and officers have been involved in transactions with us and have had contractual relationships with us.  These are described in detail in Note K to the Consolidated Financial Statements “Related Party Transactions.”

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended December 31, 2007, we have relied on the services of outside consultants for services and have three (3) full -time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of March 31, 2008, we had one (1) full-time employee and we anticipate an employment base of four (4) full-time employees during the next 12 months.

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

We have a history of net operating losses and we will need to generate substantial revenue to achieve profitability. In the short term we must realize value from our existing assets and resolve our Canadian tax issues or we will never generate earnings.  We may not be able to generate revenue either in the short term or the longer term.  Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our operations and sell or finance existing assets. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

In the short term we must realize value from our existing assets and resolve our Canadian tax issues or we will never generate earnings.  Our future performance is dependent upon our ability to identify, acquire and implement the strategy to develop oil properties for production or resale to larger oil field companies which may delay shareholder return on investment for years.

We will need additional financing to carry out our business plans.

Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  We intend to rely on internal and external sources of financing to meet the capital requirements associated with the exploration and expansion of our oil and gas operations.  We plan to obtain the future funding that we will need through debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

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

We have an estimated $5,280,789 Canadian tax liability.

In January 2008 the Board determined that the reserve for Canadian income taxes resulting from the Peace transaction was incorrect and should be restated.  The amounts reported in our financial statements for its quarters ended June 30, 2007 and September 30, 2007 failed to take into account differences between the assigned values of the purchase price to the assets, the corresponding tax attributes available to Peace Oil and did not properly reflect tax consequences of the sale of certain assets by Peace Oil.  The additional amount of tax payable increased by approximately CDN$4,130,467 above the amount accrued in the previously reported financial statements and may be subject to revision. We concluded the Canadian tax liability of Peace Oil has a material impact on our financial position, results of operations and liquidity and filed its restated  quarters ended June 30, 2007 and September 30, 2007.  On March 25, 2008 we filed our restated financial reports on forms 10-QSB for the periods ended June 30, 2007 and September 30, 2007 to reflect the revised tax liability during those periods . There is no assurance that Peace Oil or Surge will be able to mitigate the tax liability. The total estimated Canadian tax balance owed is $5,280,789 as of December 31, 2007.  The taxes are due on August 27, 2008 or penalties will be incurred.  If we are able to mitigate the tax liability such action must be taken no later than June 27, 2008.  For more detailed information see Note G to the Consolidated Financial Statements “Income Taxes”.

We will need to raise additional funds to finance our operations in the future.

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues. In addition, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have not acquired and may not be able to acquire profitable oil and gas interests.

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

In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas development business. As a result, we are a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS7”). We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception and the inception of our development stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2007 and 2006, we reported net losses of $11,343,620 and $15,926,093, respectively, and we cannot give any assurances that we can achieve profits from operations. For the period from inception of development stage through December 31, 2007, the Company has accumulated losses of $36,000,922.

We do not control any of our operations.

We do not operate any of our properties or the entities in which we hold interests and we therefore have no influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

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

We do not currently have any exploitation and development plans. Whether we ultimately undertake an exploitation or development project will depend on the following factors:

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

We could be deemed to be an investment company, which would subject us to additional compliance requirements and restrict our activities.

As a result of the sale of Peace Oil’s working interest in the Red Earth Leases to North Peace, we may be deemed to be an investment company under the Investment Company Act of 1940. We are utilizing the proceeds from such sale to continue our current and future operations. However, if we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, including restrictions on the nature of our investment and restrictions on the issuance of securities, which may make it difficult for us to effect a business combination. In addition, we may have imposed upon us burdensome requirements, including, but not limited to, (i) registration as an investment company, (ii) adoption of a specific form of corporate structure, and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. Compliance with such additional regulatory burdens would require additional expense we have not allotted for such purposes. Additionally, if we are deemed to be an investment company, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. Further, if we are deemed to be an investment company, we may be in breach of certain agreements we have previously entered into with other third parties. Any such breach may adversely affect our business.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls are time consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement provisions of the Sarbanes-Oxley Act applicable to us, including the internal controls and reporting procedures required to be implemented for the each fiscal year ending on or after December 15, 2007. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls and other requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

The loss of key employees would materially adversely affect our ability to operate our business and implement our business plan.

Our business operations are presently managed by one key employee, E. Jamie Schloss, our Chief Executive Officer, and our interim Chief Financial Officer. The loss of the services of such employees could seriously impair our business operations. We do not have key man life insurance on any of our executives.

We are and may continue to be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract.  See Item 3 “Legal Proceedings” for a discussion of the Dynamo dispute.  Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

RISKS RELATED TO OUR INDUSTRY

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development production activities and locating suitable purchasers of our properties, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of March 3, 2008, in the aggregate including warrants, stock options and voting rights exercisable with 60 days, approximately 44% of our outstanding common stock.  These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Our principal executive offices are located at 990 Highland Drive, Suite 110V, Solana Beach, California 92075. In March, 2008 Surge executed a six month lease at a monthly rental of $825 per month for this office space, which represents approximately 366 square feet of rentable space.  Our Cold Flow and Peace Oil subsidiaries entered into a lease on July 18, 2006 which terminates on July 31, 2008 with a monthly base rent of approximately $364 per month. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We commenced oil and gas exploration activities in February 2005. However, (1) we did not engage in any production activities during the fiscal years ended December 31, 2007 and 2006, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 (“SFAS 69”), and (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2007 and 2006 applicable to SFAS 69. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

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

ITEM 3.	LEGAL PROCEEDINGS

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract purportedly entered into on October 12, 2004. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and in 2006 Dynamo filed a civil complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director, E. Jamie Schloss, our current Chief Financial Officer, Chief Executive Officer and Director, and Signet Energy, Inc. (“Signet”). On November 7, 2007, the Court dismissed the case on the grounds that the Court in San Diego, California was not a convenient forum in which to try the case .  On January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice. On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, and four Canadian entities. The Company and Mr. Perez were purportedly served on March 22, 2008, and currently have until April 30, 2008 to respond to the Statement of Claim.  Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome.

In addition, the Division of Securities of the Ohio Department of Commerce has notified us that the securities we issued to a purchaser in the State of Ohio in one or more private placements may have been issued without an applicable exemption from Ohio’s securities laws. As a result, the purchaser of those securities may have rescission rights to unwind the corresponding sales, which represents an approximate $2,000,000 contingent liability of the Company.

Mr. E. Jamie Schloss, our Chief Executive Officer, and Mr. Jeffrey L. Bernstein, each members of the 13D/A Group and directors of the Company, were co-plaintiffs in the case Jeffrey L. Bernstein and E. Jamie Schloss v. Surge Global Energy, Inc., C.A. No. 3411-VCS, in the Court of Chancery of the State of Delaware, in which Mr. Schloss and Mr. Bernstein were parties adverse to the Company.  This case has been settled.

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

Quarter Ended	High	Low
December 31, 2007	$0.19	$0.08
September 30, 2007	$0.41	$0.13
June 30, 2007	$0.56	$0.28
March 31, 2007	$0.71	$0.36

December 31, 2006	$0.87	$0.34
September 30, 2006	$2.15	$0.41
June 30, 2006	$4.18	$1.60
March 31, 2006	$4.15	$1.30

American Stock Transfer (38 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares.

As of April 13, 2008, we had 35,470,337 shares of common stock outstanding and approximately 1,700 stockholders of record before the conversion of Convertible Preferred shares.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2007 and December 31, 2006, should be read in conjunction with the audited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not generated any revenues and has incurred significant operating expenses.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, although we have and have had interests in Canadian companies.

Overview

For the years ended December 31, 2007 and 2006, we suffered comprehensive losses of $11.344 million and $15.926 million from operations.  In both 2007 and 2006, we engaged in a number of strategic and capital transactions in an attempt to expand our business.  These are described in detail in Notes B, C, E and F to the Consolidated Financial Statements and are briefly summarized above in Item 1 Business.  Debt and equity placements helped provide needed cash flow to us during both of these years, although there can be no assurance that we will be able to raise additional working capital or complete other financings in the future.

In early 2008, we engaged new management and new board members were elected.  In 2008, our financial focus will be on reducing operating expenses, attempting to mitigate our Canadian tax liability, and realizing value from our remaining assets in order to position Surge to take advantage of opportunities to expand its business and stabilize operations.

Results of Operations

The Company had no revenues in the twelve months ended December 31, 2007 or 2006.

Total operating expenses as well as loss from operations for the twelve months ended December 31, 2007 compared to 2006 decreased by $7.708 million to $6.744 million from $14.452 million in the prior period. Included within the $7.708 million decrease is $3.430 million of employee compensation costs, ($461,000) in selling, general and administrative (SG&A) expenses, and $364,000 in decreased depreciation and amortization expense and $4.375 million of impairment in investment. The decrease in non-cash compensation cost of $3.430 million in 2007 was the result of forfeitures from resigned directors and lower volatility assumptions for vested stock options during 2007. Included in the ($461,000) SG&A increase was $834,000 in higher legal and audit related to financing and registration activities offset by $373,000 in non-recurring Signet expenses from 2006.  Depreciation and amortization decreased $364,000 due to non-recurring Signet expense in 2007. The $4.375 million impairment decrease in 2007 represents the difference between the separate 2006 Signet impairment of $6.296 million  due to lack of cold flow production potential and unearned working interests compared to the 2007 impairment of $1.921 million resulting from the North Peace investment share price decline.

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet’s management and various other investors owned 52.85% of Signet’s common stock, reducing our outstanding voting security interest to less than 50%. Based upon this reduction in ownership, we determined that we no longer had the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from our consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, we reflected our Signet operations as an equity investment using the 27.30% equity interest effective July 6, 2006.  As a result, equity in losses from affiliates increased to $1.057 million for the year ended December 31, 2007 from $1.043 million in the prior period.

Warrants issued in connection with the Peace Oil acquisition resulted in a non-cash expense of $368,000 in 2007 with no comparable transaction in 2006.

Net financing expenses for the years ended December 31, 2007 and 2006 amounted to ($1.425) million and ($1.048) million, respectively. The increase in financing expense was largely due to the 2007 beneficial conversion feature related to the Gemini notes payable and warrant expense.

Gain on sale of Peace Oil of $3.098 million and related income tax expense of $4.847 million represent non-recurring activity in 2007 with no corresponding transactions or tax in 2006.

Loss applicable to minority interest had no activity in 2007 compared to $1.119 million in 2006 related to Signet.

Loss available to common stockholders decreased by $4.582 million from a loss of $15.926 million in 2006 to $11.344 million in 2007 as a result of all the factors described above.

Liquidity and Capital Resources

As of December 31, 2007, we had a deficit in working capital of $1.056 million. For the year ended December 31, 2007, we had a net cash flow deficit from operating activities of $3.292 million, consisting primarily of year to date losses of $11.344 million from operations, adjusted by other non-cash charges of $1.749 million in net loss from the Peace Oil transaction, net of tax, $1.921 million in impairment related to the North Peace investment, $1.057 million in share of affiliate loss from Signet, $1.349 million in net employee compensation expense arising from stock options issued to employees and directors, $368,000 in warrant expense in connection with the Peace Oil transaction, $230,000 in accrued interest related to the Gemini note payable, $1.077 million in beneficial conversion feature related to the Gemini note payable and warrants, $9,000 in depreciation and amortization, and $293,000 in net increases and decreases in assets and liabilities primarily due to $465,000 increase in accrued liabilities.

For the year ended December 31, 2007, cash flow used in investing activities from operations was $7.586 million due to $13,000 in fixed asset additions, $14.071 million in the disposition on Peace Oil, ($5.091) million in investment in North Peace and ($1.380) million from the Gemini transaction repayment.

For the year ended December 31, 2007, cash flow from financing activities was $342,000. During the year ended December 31, 2007, the Company received $92,000 in proceeds from option exercises and $250,000 in cash proceeds from Gemini related to the April 18, 2007 exchange transaction.

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

Acquisition or Disposition of Plant and Equipment

On March 18, 2008, we entered into a Purchase and Sale Agreement, with Oromin, Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, pursuant to which the Company sold its 17.52% interest in Cynthia.  Cynthia owns a certain parcel of land in the eastern half of the Cuyana Bason in the Province of Mendoza, Argentina.  We received $600,000 in cash and the return of 1,000,000 shares of the Company’s stock previously issued for the Company’s purchase of its interest in Cynthia.

Number of Employees

From our inception through the period ended December 31, 2007, we have relied on the services of outside consultants for services and have only one (1) full-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of March 31, 2008, we have one (1) full-time employee and we anticipate an employment base of four (4) full-time employees during the next 12 months.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R will depend on future acquisitions.

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, any noncontrolling interests will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective during the period ended December 31, 2007.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We also discovered the following material weakness in our internal control over financial reporting: we had no procedure to determine how gains would be treated for tax purposes under Canadian law.  This material weakness led to the following mistakes in our financial statements, which have since been corrected.

On January 31, 2008, the Board, in consultation with management of the Company, determined that previously issued (i) consolidated financial statements for the quarters ended (a) June 30, 2007 contained in the Company’s Quarterly Report on Form 10-QSB filed August 20, 2007, and (b) September 30, 2007 contained in the Company’s Quarterly Report on Form 10-QSB filed November 16, 2007, needed to be restated to correct an error in accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil Corp. (“Peace Oil”), the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC.  Upon advice from Canadian tax counsel and accounting advisors, the Board determined that the purchase and sale of the Peace Oil assets required different treatment under Canadian tax laws.  We have amended the financial statements listed above to correctly account for the Canadian income taxes in connection with the disposition of certain assets by Peace Oil.

After consultation with Canadian counsel and accountants, the Board determined that the reserve for Canadian income taxes was incorrect and needed to be restated.  The amounts reported in the Company’s financial statements for its quarters ended June 30, 2007 and September 30, 2007 did not properly reflect tax consequences of the sale of certain assets by Peace Oil.  The financial statements have since been amended to properly reflect the tax consequences of the sale of certain assets by Peace Oil.

We have since retained outside professionals to review Canadian tax liability related to our Canadian operations and business transactions to prevent a reoccurrence of this error and to improve our controls and procedures.  As a result of these changes, the Company does not expect a reoccurrence of this error in future filings.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this Item is incorporated by reference from our definitive proxy statement including the election of directors, filed with the Commission on March 5, 2008.

ITEM 10.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement including the election of directors, filed with the Commission on March 5, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement including the election of directors, filed with the Commission on March 5, 2008.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our definitive proxy statement including the election of directors, filed with the Commission on March 5, 2008.

ITEM 13.	EXHIBITS

3.1           Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

3.2           Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)

3.3           Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

3.4           Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)

9.1           Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.1           Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.2           Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.3           Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.4           Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.5           Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.6           Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.7           Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.8           Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksen dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.9           Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)

10.10           Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.11           Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksen effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.12           Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.13           Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.14           Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.15           Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.16           Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.17           Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.18           Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.19           Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.20           Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.21           Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.22           Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.23           Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.24           Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.25           Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.26           Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.27           Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.28           Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.29           Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.30           Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.31           Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.32           Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.33           Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.34           Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.35           Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.36           Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.37           Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.38           Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.39           Securities Purchase Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.40           Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.41           Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.42           “Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.43           Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.44           Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)

10.45           First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.46           Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.47           Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.48           Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.49           Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.50           Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.51           Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.52           Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.53           Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.54           Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.55           Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.56           Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)

10.57           Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)

10.58           Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)

10.59           Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)

10.60           Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)

10.61           Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)

10.62           Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)

10.63           Stock Option Agreement dated July 17, 2007 between the Company and David Perez  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)

10.64           Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)

10.65           Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)

10.66           Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)

10.67           Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.68           First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.69           Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)

10.70           Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)

10.71           Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008

10.72           Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008

10.73           Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008

10.74           Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008

10.75           Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008

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

Information required by this Item is incorporated by reference from our definitive proxy statement including the election of directors, filed with the Commission on March 5, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008	SURGE GLOBAL ENERGY, INC. By: /s/ E. Jamie Schloss E. Jamie Schloss Chief Executive Officer (Principal Executive Officer)

Dated: April 14, 2008	By: /s/ E. Jamie Schloss E. Jamie Schloss Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Barry Nussbaum Barry Nussbaum	Chairman of the Board and Director	April 14, 2008
/s/ E. Jamie Schloss E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2008
/s/ Jeffrey Bernstein Jeffrey Bernstein	Director	April 14, 2008
/s/ Dale Fisher Dale Fisher	Director	April 14, 2008
/s/ Mark Fritz Mark Fritz	Director	April 14, 2008
/s/ Charles Sage Charles Sage	Director	April 14, 2008
/s/ Kenneth D. Polin Kenneth D. Polin	Director	April 14, 2008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Losses for the Years Ended December 31, 2007 and 2006, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2007	F-4

Consolidated Statements of Shareholders' (Deficiency) Equity for the period from January 1, 2005 (date of inception of development stage) through December 31, 2007	F-5 ~ F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and for the period from January 1, 2005 (date of inception of development stage) through December 31, 2007	F-8 ~ F-9

Notes to Consolidated Financial statements	F-10 ~ F-38

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
Solana Beach, California

We have audited the accompanying consolidated balance sheets of Surge Global Energy, Inc. (the “Company”), as of December 31, 2007 and 2006 and the related consolidated statements of losses, stockholders’ (deficiency) equity, and cash flows for the two years then ended, and for the period January 1, 2005 (date of inception of development stage) through December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years then ended, and for the period January 1, 2005 (date of inception of development stage) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
McLean, Virginia April 14, 2008	Certified Public Accountants

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$5,095,191	$1,527,073
Prepaid expense	283,516	26,043
Total current assets	5,378,707	1,553,116

Property and equipment, net	20,810	16,918
Investment in Andora (Note B)	3,540,639	4,597,217
Investment in North Peace Energy (Note C)	3,170,833	133,449

Total Assets	$12,110,989	$6,300,700

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note D)	$1,153,536	$603,541
Income Tax Payable (Note G)	5,280,789	-
Total current liabilities	6,434,325	603,541

Total long-term liabilities

Warrant Liability (Note E)	-	2,309,400
Redeemable Preferred Shares (Note H)	5,930,156	-

Commitment and contingencies (Note M)

Stockholders' (deficiency) equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding (Note I)
Special Voting Preferred (Note I) 1 share outstanding
Series B - none issued and outstanding (Note I)
Common stock, par value $.001 per share; 200,000,000 shares authorized; 36,470,337 and 30,587,097 shares issued and outstanding, respectively (Note I)	36,470	30,587
Additional paid-in capital	48,963,611	40,198,386
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(915,138)	153,600
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of development stage	(36,000,923)	(24,657,302)
Total stockholders' (deficiency) equity	(253,492)	3,387,759

Total liabilities and stockholders' (deficiency) equity	$12,110,989	$6,300,700

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES

		For the period
		from January 1,
		2005 (date of
		inception of
For the Years Ending		development
December 31		stage) through
2007	2006	December 31, 2007
Operating expenses:
Selling, general and administrative expenses	$3,465,152	$3,003,780	$8,513,248
Amortization of deferred compensation	-	-	3,039,038
Non cash compensation to employees	1,348,943	4,779,130	10,352,656
Depreciation and amortization	9,197	372,762	456,855
Impairment of oil and gas investments	1,921,015	6,296,016	8,242,031

Total operating expense	6,744,307	14,451,688	30,603,828

Loss from operations	(6,744,307)	(14,451,688)	(30,603,828)

Equity in losses from affiliates	(1,056,578)	(1,043,085)	(2,099,663)
Warrants issued in connection with Peace Oil acquisition (Note J)	(368,000)	-	(368,000)
Net gain/(loss) on revaluation of warrant liability (Note E)		(502,161)	(431,261)
Financing (expense), net	(1,425,311)	(1,048,186)	(4,427,843)
Gain on sale of Peace Oil (Note C)	3,098,554	-	3,098,554

Loss from continuing operations, before income taxes and minority interest	(6,495,642)	(17,045,120)	(34,832,041)

Provision for income taxes	(4,847,978)	-	(4,847,978)

Loss before minority interest	(11,343,620)	(17,045,120)	(39,680,019)

Loss applicable to minority interest	-	1,119,027	3,679,096

Loss available to common shareholders	$(11,343,620)	$(15,926,093)	$(36,000,923)
			-
Other comprehensive (loss): foreign currency translation (loss)	(1,068,738)	339,014	(915,138)

Comprehensive income (loss)	$(12,412,358)	$(15,587,079)	$(36,916,060)

(Loss) per common share (basic and diluted)	$(0.37)	$(0.58)	$(1.34)

Weighted average shares outstanding (basic and diluted)	30,659,776	27,360,878	26,777,392

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation (Note J)	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement (Note E)	-	-	-	-	(2,245,100)	-	-	-	-	-	(2,245,100)
Other stock options awards granted pursuant to employment agreement (Note J)	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc. (Note B)					6,890,785						6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R (Note J)	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement (Note E)	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense (Note J)	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock options awards granted pursuant to employment agreement (Note J)	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-		-	-	339,014	-	-	339,014
Net loss									(15,926,093)		(15,926,093)

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,866
Employee stock option expense (Note J)	-	-	-	-	1,348,943	-	-	-	-	-	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion	-	-	(2,000,000)	(2,000)	(898,000)	-	-	-	-	-	(900,000)
Peace Oil acquisition warrants	-	-	-	-	368,000	-	-	-	-	-	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,076,575	-	-	-	-	-	1,076,575
Exchange of Redeemable Preferred Shares into common stock			7,499,907	7,500	4,468,824	-	-	-	-	-	4,476,324
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,068,738)	-	-	(1,068,738)
Net loss	-	-	-	-	-	-	-	-	(11,343,620)	-	(11,343,620)
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Year Ended		development
	December 31		stage) through
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net Loss	$(11,343,621)	$(15,926,093)	$(36,000,923)

Gain on Peace Oil transaction	(3,098,554)	-	(3,098,554)
Minority interest	-	(1,119,027)	(3,679,096)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share of affiliate loss	1,056,578	1,043,085	2,099,663
Depreciation and amortization	9,057	372,762	456,715
Impairment of investments in oil and gas	1,921,015	6,296,016	8,242,031
Amortization and write-off of debt discount - beneficial conversion
Feature of convertible debenture	-	-	1,022,492
Amortization and write-off of discount attributable to warrants	-	-	629,192
Non cash compensation	1,348,943	4,779,130	6,330,490
Amortization of deferred compensation costs	-	-	3,039,038
Gain/loss on revaluation of warrant liability	-	502,161	431,261
Warrant expense	368,000	-	368,000
Interest on Gemini	230,000	-	230,000
Beneficial conversion feature in connection with issuance of convertible notes payable	1,076,575	-	1,076,575
Debt discount	-	817,944	1,010,679
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	(4,288)	290,738	(132,384)
Prepaid expense	(253,185)	(34,173)	(303,655)
Other assets	-	80,958	80,958
Accounts payable and accrued liabilities	549,995	(126,568)	1,010,598
Income taxes payable	4,847,978	-	4,847,978
Net cash used in operating activities	(3,291,507)	(3,023,067)	(8,073,302)

Cash flows from investing activities:
Purchase of property and equipment	(12,949)	(73,384)	(110,636)
Deposits	-	(9,913)	(9,913)
Capital expenditures in oil and gas properties	-	(1,444,708)	(11,768,933)
Asset retirement obligation	-	-	51,273
Oil leases	-	-	6,314,820
Disposition of Peace Oil	14,071,294	-	14,071,294
Investment in North Peace	(5,091,848)	-	(5,091,848)
Gemini repayment	(1,380,000)	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	(5,626,405)	(5,626,405)
Net cash used in investing activities	7,586,497	(7,154,410)	(3,550,348)

Cash flows form financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	-	3,150,000	4,250,000
Proceeds from exercise of options	91,867	100,000	91,867
Proceeds from equity to debt conversion	250,000	-	250,000
Repayment of Peace notes payable	-	-	-
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share Issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash provided by financing activities	341,867	3,250,000	17,285,040

Effect of exchange rates on cash and cash equivalents	(1,068,739)	342,605	(726,134)

Net increase (decrease) in cash and cash equivalents	3,568,118	(6,584,872)	4,935,256

Cash and cash equivalents at the beginning of the year	1,527,073	8,111,945	159,935

Cash and cash equivalents at the end of the year	$5,095,191	$1,527,073	$5,095,191

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(A DEVELOPMENT STAGE COMPANY)

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Year Ended		development
	December 31		stage) through
	2007	2006	December 31, 2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	-	-	-
Cash paid during the period for taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of
convertible debenture	1,076,575	-	2,099,067
Amortization of discount attributable to warrants	-	-	629,192
Stock options pursuant to employment agreement	1,348,943	4,779,130	6,330,490
Amortization of deferred compensation costs	-	-	3,039,038
Loss on revaluation of warrant liability (Note J)	-	502,161	431,261
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Net unexchanged redeemable preferred stock issued in connection with the Peace Oil acquisition (Note H)	5,930,156	-	5,930,156

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc., and Surge Global Energy (Canada), Ltd.) (see Note B), and Cold Flow Energy ULC, Peace Oil Corp. (see Note C) and 1294697 Alberta Ltd., (collectively the “Company”).

As previously reported and as of July 7, 2006, the Company deconsolidated Signet Energy, Inc. (formerly Surge Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note B - Investment in Andora for further discussion).

The Company’s Canadian subsidiaries are carried in Canadian dollars and are presented in U.S. dollars upon consolidation.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is seeking to explore the acquisition and development of oil and gas properties in the United States, Canada and Argentina. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through December 31, 2007, the Company has accumulated losses of $36,000,922.

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
DECEMBER 31, 2007 AND 2006

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

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $5,043,451 invested in a short-term money market account maintained by a U.S. bank, of which $100,000 is subject to FDIC insurance.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $9,197 and $372,762 for the years ended December 31, 2007 and 2006, respectively.  As previously reported and as of July 7, 2006, the Company deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note B - Investment in Andora for further discussion).  For the year ended December 31, 2007 and net of the deconsolidation entries, assets and accumulated depreciation values were reduced to correspond to the table listed below.   Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

	December 31, 2007	December 31, 2006
Furniture	$36,456	$23,506
Accumulated depreciation	(15,646)	(6,588)
Property and equipment, net	$20,810	$16,918

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted cash flows, discounted at 10%. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. For the year ended December 31, 2007, the Company recorded an impairment charge of $1,921,015 (Note C).

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.  The Company recognized $4,847,978 and zero in income tax expense for the years ended December 31, 2007 and 2006, respectively.

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the years ended December 31, 2007 and 2006, convertible debt and security, stock options and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti dilutive. The weighted average number of common shares outstanding used in the computations of (loss) per share were 30,659,776 and 27,360,878 for the years ended December 31, 2007 and 2006, respectively.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the years ended December 31, 2007 and 2006.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statements of losses.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and temporary cash investments are above and remain above FDIC insurance limits.

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
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $1,348,943, net of the corporate income tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Losses for the year ended December 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to year ended December 31, 2007, the Company accounted for forfeitures as they occurred.

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
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net losses from operations of $6,744,307 and $14,451,688 for the years ended December 31, 2007 and 2006, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $1,055,618, as of December 31, 2007.  By adjusting our expenses to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

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

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R will depend on future acquisitions.

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, any noncontrolling interests will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE B - INVESTMENT IN ANDORA

History

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement (the”Farmout Agreement”) with Deep Well Oil & Gas, Inc. ( ”Deep Well”) and Northern Alberta Oil, Ltd., ( “NAOL”). The Farmount Agreement provided that the Company was initially obligated to drill two test wells on the Sawn Lake Property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At the time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two test wells were producing. Surge Global Energy (Canada) Ltd., was a wholly-owned subsidiary of the Company until November 15, 2005.

On November 15, 2005, the Company distributed 5,100,000 shares of common stock to its Signet officers, directors and certain shareholders, and 7,550,000 shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties. Surge Global Energy (Canada) Ltd. was renamed Signet Energy, Inc. (“Signet”) in November 2005. Signet became a minority owned subsidiary with the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a Voting Trust Agreement with Northern Alberta Oil Ltd., or Northern, and Deep Well Oil & Gas (Alberta), Ltd., or Deep Well,  In July 2006, Signet completed a private placement transaction, and as a result of the financing and the Company’s election to not participate, the Company’s voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14%, which assumes the exercise of all outstanding warrants and options and the conversion of all convertible debt). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of the 7,550,000 Deep Well shares terminated which reduced the Company’s voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%).

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

2006 Deconsolidation

In July 2006, Signet increased its outstanding shares following the completion of a CDN$18,990,000 financing. As of July 6, 2006, Signet’s management and various other investors owned 52.85% of Signet’s common stock to reduce the Company’s outstanding voting security interest to less than 50%. Based upon this reduction in ownership, The Company determined that it no longer has the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from its consolidated financial statements during the fiscal quarter ending September 30, 2006. Due to the change in influence on Signet’s operations, the Company has reflected its Signet operations as an equity investment using the 27.30% equity interest effective for the year ended December 31, 2006 as well as for the nine months ended September 30, 2007.

Considering the less than 50% interest in Signet as of July 6, 2006, effective July 6, 2006, the Company has recorded the investment in Signet using the equity method of accounting. Upon deconsolidation, the Company valued the Signet investment at $11,936,000 which resulted in a gain of $4,148,000 which was recorded to the investment account with a corresponding credit to additional paid-in capital.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2006 Impairment

Signet is a pre-production stage development enterprise whose sole activity is the delineation and development of an oil sand resource at its Sawn Lake property. Signet has drilled, completed and production tested three horizontal wells on the Sawn Lake property. The objective of these wells was to determine the feasibility of conventional oil production from the property’s oil sands resource, which feasibility was not established by the production test. As a result of these factors, the Company recorded an impairment charge of $6,296,016 for the year ended December 31, 2006, which represented the carrying value of the investment.

Andora Agreement

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora") (the “Combination”). As part of the Combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock.  The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,138 shares of common stock of Andora representing approximately 5.81% of the fully diluted shares of Andora.  Approximately 2,127,616 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim (see Note M), Andora is entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares will be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

Andora is an oil and gas company owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.   According to Andora disclosures, Andora’s assets include various percentage interests in 84 sections of oil sands permits and a gross overriding royalty on various interests held by Deep Well, all located in the Sawn Lake heavy oil project area of Alberta, Canada, as well as a 2.4% net gross overriding royalty (3% of an 80% working interest) on interests in the thickest net oil pay sections of the pool, which is payable by Deep Well.

At the time of the Combination, the Company’s former CEO was a member of  of Signet’s Board of Directors of Signet and owned 850,000 shares of Signet common stock, which he exchanged for approximately 252,361 shares of common stock of Andora.

For the years ended December 31, 2007 and 2006, the Company charged operations for $1,056,578 and $1,043,085, respectively  representing the Company’s 27.30% share of Signet's loss. Both the 2006 impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.  For the year ended December 31, 2007, The Company charged operations for $1,056,578 representing the Company’s 27.30% share of Signet's loss through September 2007, which was reflected as a reduction to the Andora investment.  The net investment in Andora at December 31, 2007 was $3,540,639 representing the Company’s 5.81% of the fully diluted shares of Andora.

Should Andora obtain financing in the future, the Company may sustain additional dilution to its equity interest in Andora.

Equity Method

As described above, the Company uses the equity method to account for its investment in Signet effective July 6, 2006. Under the equity method of accounting, the Company's share of net income (loss) from Signet is reflected as an increase (decrease) in its investment accounts and is also recorded as equity loss from affiliates.

In accordance with FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” the Company is required to measure the value of assets exchanged in the non-monetary transaction by using the net book value of the asset relinquished since the exchange was deemed to not have commercial substance.   Accordingly, the Company will not recognize a gain or loss on the conveyance of Signet shares into Andora shares.  Since the Combination will not have a material impact on the Company’s financial position, the presentation of an Unaudited Pro forma Condensed Consolidated Balance Sheet has been excluded.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - INVESTMENT IN PEACE OIL

On November 30, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cold Flow Energy ULC, a corporation incorporated under the laws of Alberta, Canada (“Cold Flow”), Peace Oil Corp., a corporation incorporated under the laws of Alberta, Canada (“Peace Oil”), and shareholders of Peace Oil (the “Target Shareholders”). Cold Flow is a wholly owned subsidiary of the Company. Pursuant to the terms of the Stock Purchase Agreement, Cold Flow purchased all of the issued and outstanding shares of the capital stock of Peace Oil (the “Acquisition”) for a total purchase price of CDN$16,350,000, which consisted of CDN$6,350,000 in cash and an aggregate of 8,965,390 exchangeable shares of Cold Flow preferred stock (the “Exchangeable Shares”). On December 4, 2006, Cold Flow delivered an initial deposit of CDN$150,000, which deposit and any interest earned thereon was deducted from the cash portion of the purchase price.

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

As part of the Peace Oil transaction, on March 2, 2007 the Company also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price per share of $1.00 per share contingent upon the Company completing the final secured note payable of CDN$4,000,000 on June 28, 2007. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.

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
DECEMBER 31, 2007 AND 2006

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

On June 28, 2007, the Company completed an Agreement of Purchase and Sale (the “Agreement”) with Peace Oil and North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”) in connection with the sale of certain assets of Peace Oil to North Peace (the “North Peace Transaction”), including Peace Oil’s undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

The aggregate consideration for the North Peace Transaction was approximately CDN$20,000,000. The Transaction consideration consists of approximately CDN$15,000,000 in cash, including a CDN$4,500,000 deposit and CDN$5,000,000 in common shares of North Peace at a price of CDN$2.20 per share. The common shares to be issued in the North Peace Transaction will be subject to a contractual one-year hold period and will represent approximately 4.87% of the fully diluted shares of North Peace.

As part of the Agreement, Peace Oil and North Peace made certain representations and warranties to each other and agreed to indemnify the other for certain losses provided therein. In addition, the Company agreed to guarantee and be jointly and severally liable for Peace Oil’s obligations and liabilities under the Agreement.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As part of the Agreement, the Company, Peace Oil and North Peace entered into a binding Letter Agreement in connection with the Transaction.  Peace Oil is an indirect wholly-owned subsidiary of the Company. Peace Oil and North Peace were parties to a Joint Venture Agreement dated December 2005 (“Joint Venture Agreement”) to develop and exploit the Red Earth Leases. The Joint Venture Agreement provided that Peace Oil and North Peace were to hold 30% and 70% working interests in the Red Earth Leases, respectively. Upon closing of the Transaction, North Peace obtained all of Peace Oil’s interest in the Red Earth Leases.

After consultation with Canadian tax and legal advisors in January 2008, the Company determined that the reserve for Canadian income taxes resulting from the Peace transaction was incorrect and should be restated.  The amounts reported in the Company’s unaudited consolidated financial statements for its quarters ended June 30, 2007 and September 30, 2007 failed to take into account differences between the assigned values of the purchase price to the assets, the corresponding tax attributes available to Peace Oil and did not properly reflect tax consequences of the sale of certain assets by Peace Oil.  The additional amount of tax payable increased by approximately CDN$4,130,467, above the amount accrued in the previously reported financial statements and may be subject to revision. The Company concluded the Canadian tax liability has a material impact on the Company’s consolidated financial position, results of operations and liquidity and restated its June 30, 2007 and September 30, 2007 to reflect the revised tax liability during those periods.

Investment in North Peace Energy

As a result of the Peace Oil sale to North Peace, the Company owns 2,270,430 common shares of North Peace which represents 4.87% of the fully diluted shares of North Peace as of December 31, 2007.

During the year ended December 31, 2007, the Company has recorded a gain of $3,098,554 related to the sale of Peace Oil as well as income tax expense of $4,847,978 (see Note G)

Pro Forma Information

The following pro forma unaudited financial information has been prepared by management of the Company in order to present consolidated financial results of operations of the Company as to give effect to the loss of control and significant influence of Signet (including the Andora Agreement “Non-Monetary Share Exchange”)  and the sale of Peace Oil. The pro forma condensed consolidated statement of losses for the year ended December 31, 2007 and the year ended December 31, 2006 present pro forma results had the transactions taken place at January 1, 2005.

The pro forma information is based on historical financial statements giving effect to the loss of control and significant influence of Signet using the cost method  of accounting and the sale of Peace Oil.  The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from January 1, 2005 (date of inception) through December 31, 2007

Net Loss - (as reported)	$(11,343,620)	$(15,926,093)	$(36,000,922)
Adjustments:
Gain on sales of Peace Oil	(3,098,554)	-	(3,098,554)
Income tax provision on sale of Peace Oil	4,847,978	-	4,847,978
Loss in Signet prior to deconsolidation	-	2,026,122	7,014,937
Loss applicable to minority interest	-	(1,119,027)	(3,679,096)
Equity losses from affiliate	1,056,578	1,043,085	2,099,663
Net Loss - pro forma	$(8,537,618)	$(13,975,913)	$(28,815,994)
Loss per common share - Pro forma
(basic and diluted)	$(0.28)	$(0.51)	$(1.08)

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable	$498,478	$269,712
Accrued payroll, payroll expenses and taxes	35,005	43,105
Accrued expenses	620,053	290,724
Total	$1,153,536	$603,541

NOTE E - WARRANT LIABILITY

November 2005 Private Placement

In November 2005, the Company completed a private placement which resulted in gross proceeds of $800,000. In connection with this private placement, the Company sold 800,000 shares of common stock at a price of $1.00 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a 3 to 5 year term and exercise prices ranging from equal to $1.00 to $1.45.

Since the warrants are subject to certain registration rights, the Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3 to year 5 years, a risk free interest rate of 4.42% to 4.54%, an expected dividend yield of 0%, a volatility of 205% and a deemed fair value of common stock of $1.22 to $1.55 which was the closing price of the Company’s common stock on November 14 and November 30, 2005, respectively, and recorded a warrant liability at grant date, totaling $2,245,100, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of December 31, 2005 of $1.45. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.35%, a volatility of 200% and a deemed fair value of common stock of $1.45, which was the closing price of the Company’s common stock on December 31, 2005. The difference of $70,900 between the fair value of the warrants as of December 31, 2005 and the previous valuation as of November 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements for the year ended December 31, 2005. The warrant liability at December 31, 2005 was $2,174,200.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

November 2006 Private Placement

In November 2006, the Company completed a private placement which resulted in gross proceeds of $1,350,000. In connection with this private placement, the Company also issued warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share and a 5 year term as well as warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share with a six-month term. The warrant exercise price is subject to a weighted average anti-dilution adjustment if the Company issues any shares of common stock for a consideration per share below the exercise price then in effect.

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

The Company recorded an initial warrant liability at grant date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of December 31, 2006 of $0.57. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of six months to 5 years, a risk-free interest rate of 4.34% to 4.42%, an expected dividend yield of 0%, a volatility of 155% and a deemed fair value of common stock of $0.77, which was the closing price of the Company’s common stock on November 30, 2006. Initial warrant liability was valued at $3,420,900 on November 30, 2006.

At December 31, 2006, the Company revalued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield was left unchanged but the Company did apply a risk free interest rate range of 4.35% to 4.38%, a volatility of 155% and a deemed fair value of common stock of $0.57, which was the weighted average closing price based on trading volume of the Company’s common stock during the month of December 31, 2006. The decrease of $1,111,500 in the fair value of the warrants at December 31, 2006 from the previous valuation at November 30, 2006 has been recorded as a gain on revaluation of warrant liability for the year ended December 31, 2006. Warrant liability at December 31, 2006 amounted to $2,309,400.

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

NOTE F - NOTE PAYABLE

On December 4, 2006, the Company previously entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) pursuant to which the Company sold 2,000,000 shares of its common stock at a purchase price of $0.45 per share. Pursuant to the Securities Purchase Agreement, the Company also issued to Gemini a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.60 per share and with a term of five years and a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share with a term of six months which is 45 days after the effective registration statement. Concurrently, the Company also entered into a Registration Rights Agreement with Gemini pursuant to which the Company agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants within 30 days of the agreement and to cause such registration statement to be declared effective by the SEC within 120 days of the agreement.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On April 19, 2007, the Company entered into an Exchange, Purchase and Amendment Agreement with Gemini (the “Exchange Agreement”). The Exchange Agreement amends the filing date of the registration statement under the Registration Rights Agreement to be the 30th calendar day after the date of the Exchange Agreement and the effectiveness date to be the 120th calendar day following the date of the Exchange Agreement. The Exchange Agreement also provides a waiver by Gemini of any liquidated damages due under the Registration Rights Agreement prior to the execution of the Exchange Agreement while all registration rights related to the Exchange Agreement remain in place. The Exchange Agreement provides for the sale and issuance by us of a Convertible Note at 0% interest (the “Convertible Note”) in the principal amount of $1,150,000 to Gemini in consideration for the waiver of the liquidated damages and the surrender to us of all the shares issued to Gemini pursuant to the Securities Purchase Agreement. The principal amount of the Convertible Note issued to Gemini also covers an additional $250,000 of cash consideration from Gemini Master Fund. The Company’s obligations under the Registration Rights Agreement now cover the shares underlying the Convertible Note and the shares underlying the warrants, but no longer include the surrendered shares. As a result of the Exchange Agreement, Gemini retains all previously issued warrants.

The Convertible Note has a maturity date of May 1, 2008. The holder has the right to convert all or any part of the outstanding and unpaid principal amount of the note into shares of our common stock at a conversion price of $0.37 per share, subject to antidilution adjustment if the Company issues securities for a consideration per share less than the conversion price on the date of such issuance or sale. In the event of a default or a change in control, the holder has the right to have all or any portion of the unpaid principal amount, plus any accrued and unpaid interest, redeemed by us at a redemption price equal to 120% of the unpaid principal amount of the note being redeemed plus all accrued and unpaid interest (the “Redemption Price”). Upon satisfaction of certain equity conditions, the Company has the right to redeem all but not less than all of the unpaid principal amount of the note at the Redemption Price.  On August 6, 2007, the Company received a notice of default and election of Mandatory Redemption pursuant to Section 5 of the Note from Gemini (the “Mandatory Redemption Notice”). Gemini stated that the default resulted from the Company’s failure to (i) register for resale of the shares of common stock issuable upon conversion of the Note and exercise of the warrants (collectively, the “Securities”), and (ii) pay liquidated damages to Gemini for such failure to register the Securities under the Registration Rights Agreement. Pursuant to Section 5(a) of the Note, Gemini has the right, upon written notice to the Company, to have all or any portion of the unpaid principal amount of the Note, plus all accrued and unpaid interest, redeemed by the Company (a “Mandatory Redemption”) at a price equal to one hundred and twenty percent (120%) of (x) the unpaid principal amount of the Note, plus (y) all accrued and unpaid interest (including default interest) under the Note.  Upon receiving notice of default and election of the Mandatory Redemption Notice, the Company requested that the date of the Mandatory Redemption be postponed until November 1, 2007. After consideration, Gemini decided to accommodate the Company’s request and on August 8, 2007, the Company and Gemini entered into a Redemption Agreement (“Redemption Agreement”) and an Escrow Agreement (“Escrow Agreement”) with Torrey Pines Bank (the “Bank”) to effect the postponement of the Mandatory Redemption.  As of September 30, 2007, restricted cash totaling $1,380,000 was held with Torrey Pines Bank.

Under the Redemption Agreement, the Company and Gemini agreed that the appropriate payment for the Mandatory Redemption is $1,380,000 (the “Mandatory Redemption Price”) and to postpone the redemption of the Note and the required payment of the Mandatory Redemption Price until November 1, 2007 (the “Revised Mandatory Redemption Date”). Pursuant to the Redemption Agreement, the Company agreed that (a) Gemini may revoke the Mandatory Redemption Notice (in which case the Company shall not redeem the Note), (b) the Mandatory Redemption Notice shall remain valid and in full force and effect unless revoked by Gemini, and (c) a default has occurred and is continuing under the Note and, unless the Mandatory Redemption Notice is revoked by Gemini, the Company shall redeem the Note for the Mandatory Redemption Price regardless of whether there is a cure or discontinuance of the default under the Note. Gemini has the right to extend the Revised Mandatory Redemption Date until December 31, 2007. On November 1, 2007, the Company repaid Gemini $1,380,000 from the escrow established on August 8, 2007.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company recognized and measured an aggregate of $553,828 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Convertible Note during the year ended December 31, 2007. The debt discount attributed to the beneficial conversion feature was amortized over the 196-day escrow period of April 19, 2007 through November 1, 2007 as interest expense.

The Company valued the attached warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.42% to 4.91%, a dividend yield of 0%, and volatility of 157.24%. The $522,747 of debt discount attributed to the value of the warrants issued was amortized over the 196-day escrow period of April 19, 2007 through November 1, 2007 as interest expense.

The Company amortized the debt discount to the Convertible Note for the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $1,076,575 for the year ended December 31, 2007.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G - INCOME TAXES

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $4,130,000, which expire through 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended.. The deferred tax asset related to the carry forward is approximately $1,445,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely that the benefits will not be realized.

Total income taxes for the years ended December 31, 2007 and 2006 are as follow:

	For the year ended December 31, 2007	For the year ended December 31, 2006
Current:
U.S. Federal	$-	$-
State	-	-
Canadian	5,280,789	-
Total current tax provision	5,280,789	-
Deferred:
U.S. Federal	-	-
State	-	-
Canadian	-	-
Total deferred tax provision	-	-
TotaIncome taxes	$5,280,789	$-

Current provision for income taxes of $5,280,789 is the result of applying the Alberta Canada provincial tax rate of 30.8% to the gain on sale of the Peace Oil assets to North Peace net of operating loss offsets and exchange rates (See Note C).

As part of the January 2008 review by Canadian tax and legal advisors, the Company established new tax years for Peace Oil to extend tax payment due dates related to the gain on the North Peace Transaction.  The new Peace Oil tax year commences June 28, 2007, the date of the gain, through June 27, 2008.  The Company seeks a Canadian oil sands acquisition candidate with asset tax pool losses sufficient to offset some or all of the North Peace Transaction gain by June 27, 2008.  Peace Oil’s  tax liability is due by August 27, 2008.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H - REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil Acquisition, on March 2, 2007, Cold Flow issued 8,965,380 exchangeable shares (“Exchangeable Shares”) to the Peace Oil shareholders, each of which is exchangeable into two shares of the Company’s common stock or a total of 17,930,780 the Company’s common shares. The Exchangeable Shares are entitled to a dividend corresponding to any dividend, whether cash, stock or otherwise, declared on any shares of the Company’s common stock. The Company’s Board of Directors did not authorize a dividend rate for the periods presented in these financial statements. Cold Flow is restricted from taking certain actions, including, without limitation, declaring or paying dividends on Cold Flow shares, redeeming Cold Flow shares, or issuing any shares of capital stock of Cold Flow senior to the Exchangeable Shares, without the approval of the holders of the Exchangeable Shares. Upon a liquidation, dissolution, bankruptcy or winding up of Cold Flow, Exchangeable Shares receive an amount equal to two times the then current market value of a share of the Company’s common stock (plus any declared, but unpaid, dividends declared on the Company’s shares) per share before any distribution to common shareholders.

Except for limited voting rights with respect to approvals of amendments to the Acquisition Agreements and other related agreements, the Exchangeable Shares are not entitled to any voting rights. Holders of Exchangeable Shares may cause Cold Flow to redeem Exchangeable Shares for a purchase price equal to two times the current market price of the Company’s common stock (determined by the average of the closing bid and asked prices of the Company’s common stock during a period of 20 consecutive trading days ending not more than three trading days before the date requested for retraction by a holder) plus any declared, but unpaid, dividends on the Company’s shares. Such purchase price may be satisfied by delivering two shares of the Company’s common stock and payment for any such dividends. The Exchangeable Shares are also subject to redemption by Cold Flow, following the third anniversary of the closing of the acquisition of Peace Oil.

Included within the Company’s 36,470,337 issued and outstanding shares at December 31, 2007, Cold Flow had 5,215,436.50 Exchangeable Shares issued and outstanding at December 31, 2007 and none at December 31, 2006. Since a holder of Exchangeable Shares may cause a redemption of shares at any time, the Company has classified the redemption amount outside permanent equity.  As of December 31, 2007, the Company Redeemable Preferred Shares had a carrying value of CDN$5,817,300 or US $5,930,156.  On November 6, 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company.

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
DECEMBER 31, 2007 AND 2006

NOTE I - CAPITAL STOCK (Continued)

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

On March 2, 2007, the Company issued one share of our Special Voting Preferred Stock to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The preferred stock was issued in connection with our acquisition of Peace Oil. The issuance of the preferred stock is exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock.

Common Stock

On February 22, 2007, the Company approved an increase to the Company's authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation. As of December 31, 2007, the Company had 36,470,337 shares of Common Stock issued and outstanding.

The Company is not currently subject to any contractual arrangements, which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any l preferred stock remains outstanding unless all accrued and unpaid dividends on l preferred stock has been set apart and there are no arrearages with respect to the redemption of any  preferred stock.

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
DECEMBER 31, 2007 AND 2006

NOTE I - CAPITAL STOCK (Continued)

Common Stock (Continued)

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

While the Company no longer presents consolidated results for its equity interest in Signet, CDN$8,550,000 of Signet debenture holders have an option to convert their debentures into the Company’s Common Stock. In November 2005, Signet issued convertible promissory notes in exchange for aggregate gross proceeds of CDN$8,550,000. During the quarter ended June 30, 2006, CDN$200,000 of promissory notes were converted to stock reducing total notes payable to CDN$8,350,000. Per the terms of a Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or the Company’s common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to the Company’s shares also increased the Company’s ownership percentage in Signet.  Prior to the Andora Agreement and other than the CDN$200,000 conversion that occurred during the quarter ended June 30, 2006, there have been no other conversions.

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

The Company was unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, Gemini agreed to extend the time for filing of the registration statement, pursuant to a Exchange Purchase and Amendment Agreement (“Exchange Agreement”), the until 30 days from the date of the Exchange Agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the date of Exchange Agreement. The Company has not filed a registration statement and, as a result, the Company has incurred monthly liquidated damages, equal to 2% of such net proceeds described above, which have been assessed on a monthly basis and have accrued interest. The Company charged $28,110 to operations related to the late registration penalty during the year ended December 31, 2007.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867.

In April 2007, the Company exchanged 2,000,000 shares of Common Stock for a note payable with Gemini (see Note F - Note Payable).

In November 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE J - WARRANTS AND STOCK OPTIONS

Class A Warrants

The Company granted an aggregate of 855,000 warrants in March 2005 in connection with issuance of convertible notes payable.  Additionally, the Company issued an aggregate of 150,000 warrants in connection with the equity financing in August 2005 and 1,600,000 warrants related to the November 2005 financing. During 2006, the Company granted an aggregate of 1,200,000 warrants in connection with an equity financing in March 2006 and 6,000,000 warrants in connection with an equity financing in November 2006. The Company issued 1,000,000 warrants in the year ended December 31, 2007 in connection with completing the North Peace Transaction. The following table summarizes the changes at December 31, 2007.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	$0. 25	$0.50	3,000,000	$0.50
0.60	3,000,000	4.11	0.60	3,000,000	0.60
0.93	1,000,000	0.88	0.93	1,000,000	0.93
1.00	1,000,000	2.49	1.00	1,000,000	1.00
1.45	600,000	1.55	1.45	600,000	1.45
1.60	1,005,000	1.98	1.60	1,005,000	1.60
2.00	1,200,000	3.20	2.00	1,200,000	2.00
	10,805,000	$2.23	$0.94	10,805,000	$0.94

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	-	$-
Granted	2,605,000	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	2,605,000	$1.32
Granted	7,200,000	0.79
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	9,805,000	$0.93
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	10,805,000	$0.94

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
DECEMBER 31, 2007 AND 2006

NOTE J - WARRANTS AND STOCK OPTIONS (Continued)

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

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2007.

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	100,000	8.79	$0.001	100,000	$0.001
0.34	1,400,000	9.55	0.34	800,000	0.34
0.37	400,000	9.23	0.37	800,000	0.37
0.45	143,000	8.92	0.45	143,000	0.45
0.50	1,016,667	8.79	0.50	1,016,667	0.50
0.65	4,000,000	6.89	0.65	4,000,000	0.65
1.00	387,530	7.72	1.00	387,530	1.00
1.11	400,000	8.50	1.11	211,111	1.11
1.35	19,279	6.93	1.35	19,279	1.35
1.50	178,727	8.16	1.50	178,727	1.50
3.50	80,000	0.94	3.50	80,000	3.50
	8,125,203	7.85	$0.64	7,269,648	$0.66

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE J - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options (Continued)

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	6,866,406	$0.61
Granted	387,530	1.00
Exercised	(100,000)	0.25
Canceled or expired	(337,778)	0.61
Outstanding at December 31, 2005	6,816,158	$0.64
Granted	4,500,600	0.94
Exercised	(400,000)	0.25
Canceled or expired	(1,305,555)	1.12
Outstanding at December 31, 2006	9,611,203	$0.73
Granted	1,800,000	0.35
Exercised	(383,333)	0.24
Canceled or expired	(2,902,667)	0.82
Outstanding at December 31, 2007	8,125,203	$0.64

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Unamortized deferred compensation of $3,981,947 resulted from the intrinsic value of the stock options at grant date was reversed and the employee stock options granted prior to, but not vested as of January 1, 2006, were valued based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. During the year ended December 31, 2007, total stock-based compensation expense charged to operations in connection with new grant and vested employee stock options was $1,348,943, net of tax effect.

In addition, the Company issued an aggregate of zero and 600,600 stock options to its former Chief Executive Officer as compensation for certain equity the Company issued during the years ended December 31, 2007 and 2006, respectively. The estimated value of the options granted during the years ended December 31, 2007 and 2006 was determined using the Black-Scholes option pricing model and the Company has charged to operations compensation expense of $0 and $640,491, respectively.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE J - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options (Continued)

During the year ended December 31, 2007, the Company granted an additional 1,800,000 stock options to employees and directors. Terminations resulted in the cancellation of 2,902,667 and 1,305,555 employee stock options during the years ended December 31, 2007 and 2006, respectively

The weighted-average fair value of stock options granted to employees and directors during the years ended December 31, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%	4.42 - 5.13%
Expected stock price volatility	157%	143 - 155%
Expected dividend payout	-	-
Expected option life (in years)	10.0	5.0 to 10.0

Total compensation expense of $1,348,943 and $4,779,130 was charged to operations during the years ended December 31, 2007 and 2006, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by E. Jamie Schloss, a previous Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights the Company had pursuant to these leases expired in the third quarter of 2005. During the year ended December 31, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005 (Note B). In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The option expired in July 2006. On June 28, 2006, Mr. Schloss was terminated as CFO and replaced as a director by shareholder vote at the annual meeting on July 27, 2006.  As a result of the Company’s February 11, 2008 and February 12, 2008 Board actions, Mr. Schloss was reappointed as a director and as CEO and CFO.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE K - RELATED PARTY TRANSACTIONS (Continued)

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract purportedly entered into on October 12, 2004. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and in 2006 Dynamo filed a civil complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director, E. Jamie Schloss, our current Chief Financial Officer, Chief Executive Officer and Director, and Signet Energy, Inc. (“Signet”). On November 7, 2007, the Court dismissed the case on the grounds that the Court in San Diego, California was not a convenient forum in which to try the case .  On January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice. On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, and four Canadian entities. The Company and Mr. Perez were purportedly served on March 22, 2008, and currently have until April 30, 2008 to respond to the Statement of Claim.  Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome times.

Commencing in November 2004 and terminating in February 2008, we subleased office space in San Diego, California from Granite, a company owned by a Dan Schreiber, a previous director of the Company at a rent of $1,800 per month. In January 2006, we entered into a one year sublease agreement at this location. The monthly rent under this sublease was $4,094 and this lease was cancelled as of February 28, 2008.

As part of the Peace Oil  transaction in March 2007, and disclosed in our December 4, 2006 8-K, March 8, 2007 8-K, March 31, 2007 10QSB, April 30, 2007 proxy and the May 16 8-K audit of Peace Oil, Peace Oil had independently retained Granite Financial Group (“Granite”) for a 10% finder's fee for gross amounts up to $10 million. From the gross  North Peace Transaction proceeds of CDN$20,000,000 on June 28, 2007, Peace Oil paid Granite CDN$ 1,600,000 upon the closing.   In addition, as part of the Gemini transaction in April 2007, the Company paid Granite Financial Group (“Granite”) a $25,000 commission in connection with the additional $250,000 invested by Gemini (see Note F - Note Payable).The Company paid $135,000 and $171,000 in commissions to Granite,owned by Daniel Schreiber , for the years ended December 31,  2006 and 2005, respectively.  Mr. Schreiber, was one of the Company’s Directors for the period of March 2006 through March 2007.

On August 19, 2005, the Company completed a private placement offering which resulted in proceeds to the Company in the amount of $50,000 from Chet Idziszek and $50,000 from Gary Vandergrift, both members of the Company’s Board of Directors at the time of the transaction.

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

On October 6, 2006, the Company entered into an agreement with Richard Collato, who is a member of our Board of Directors, as a consultant to provide business implementation strategies as well as locate and introduce three prospective appointees for our Board of Directors in exchange for a $6,000 monthly retainer. The agreement terminated in October 2007. In addition to the monthly retainer, the consultant earned $150,000 in other compensation during the years ended December 31, 2006 and December 31, 2007 upon placing three Board of Director appointees and as a result of the appointees serving for a maximum of twelve months. In addition, the consultant was granted 300,000 options with an exercise price of $0.001, with 150,000 options vesting immediately and 12,500 options vesting monthly over the next twelve months.

On June 29, 2007, the Company entered into an Addendum to Employment Agreement dated June 29, 2007 (the “Addendum”) with William Greene, the Company’s former Chief Financial Officer. The Addendum extends the term of the Employment Agreement dated December 14, 2006 between the Company and Mr. Greene, from June 30, 2007 to December 31, 2007. In addition, on June 29, 2007, the Company’s Compensation Committee (the “Compensation Committee”) awarded Mr. Greene a bonus of $36,000 and awarded Mr. David Perez, the Company’s Chief Executive Officer, a bonus of $50,000. Each of the bonuses were equal to 20% of Mr. Greene’s and Mr. Perez’s respective base salaries.  On December 31, 2007, the Company entered into an Addendum to Employment Agreement (the “Addendum”) with Mr. Greene.  The Addendum extends the term of the Employment Agreement dated December 14, 2006 (the “Employment Agreement”) between the Company and Mr. Greene, as amended, from December 31, 2007 to June 30, 2008.  In addition, the Addendum provides that if Mr. Greene’s employment with the Company is terminated prior to June 30, 2008 due to a voluntary or involuntary change in control, Mr. Greene is entitled a ninety day (90) severance payment based on his current compensation.  Mr. Greene resigned on February 15, 2008.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE K - RELATED PARTY TRANSACTIONS (Continued)

On July 17, 2007, pursuant to David Perez's employment agreement with the Company, the Company approved reimbursement for legal fees incurred related to litigation filed by an existing shareholder of the Company against Mr. Perez.  For the year ended December 31, 2007, reimbursements totaled $324,782.

On July 17, 2007, the Company granted options to Mr. Perez, the former CEO and Mr. Greene, the former CFO.  Mr. Perez was granted 1,200,000 options with 600,000 vesting immediately witth the remaining 600,000 vesting on January 17, 2008.  Mr. Greene was granted 200,000 options that vested immediately.  All the options have an exercise price of $0.34 per share.

Dale Fisher was elected as a director to our Board of Directors on September 6, 2007.  Prior to his election, Mr. Fisher was an officer and shareholder of Peace Oil Corp. which the Company acquired on March 2, 2006 (see Note C). Mr. Fisher was issued 1,905,145.50 redeemable preferred shares in Cold Flow ULC as a result of the Company’s acquisition of Peace Oil Corp.  Each redeemable preferred share is exchangeable into two shares of the Company’s common stock.  On November 6, 2007, Mr. Fisher exchanged 500,000 redeemable preferred shares of Cold Flow into 1,000,000 shares of the Company’s common stock.  Upon completing the North Peace Transaction in June 28, 2007 and repaying CDN$4,000,000 in secured note payable repayments to Peace Oil shareholders, the Company was obligated to issue a warrant to purchase 1,000,000 shares to 1304146 Alberta Ltd. at an exercise price per share of $1.00. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.  Mr. Fisher’s pro rata portion of the warrant represents 212,500 shares when exercised.

On February 6, 2008, Mr. David Perez, the Chief Executive Officer (“CEO”) of the Company resigned from his position as CEO.  Mr. Perez continued to serve as a member of the Company’s Board of Directors (the “Board”) until February 11, 2008, on which date he resigned as a member of the Board.  On February 11, 2008, the Board appointed Mr. John Stiska as CEO of the Company and agreed to pay him $18,000 per month for such services.  On February 15, 2008, William Greene, the Chief Financial Officer of the Company, resigned from his position as Chief Financial Officer.  While the Company searches for his replacement,  Mr. E. Jamie Schloss will serve as interim Chief Financial Officer. In addition, Mr.Greene will act as a consultant to the Company until a replacement has been retained.  On February 19, 2008, the Board  appointed Mr. E. Jamie Schloss, age 64, as Chief Executive Officer (“CEO”) of the Company and agreed to pay him $9,000 per month for such services.  Mr. Schloss succeeds Mr. Stiska, who served as CEO until February 19, 2008.

In 2007, Mr. Perez received $324,782 for reimbursement of legal fees for lawsuits in which he and former director Daniel Schreiber were defendants before Mr. Perez’s resignation in February of 2008. Mr. Perez has claimed additional amounts from the Company as indemnification in connection with lawsuits involving a member of the 13D/A Group.  Mr. Schreiber has also claimed indemnification is owed to him in connection with the same lawsuits.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on information supplied by Mr. Perez. The current Board of Directors will review those expenditures and determine if they were proper. Upon Mr. Perez's resignation from the Company as Chief Executive Officer on February 6, 2008, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement.  The Company disputes that Mr. Perez resigned for “Good Reason” and denies that he is owed such severance.

On February 27, 2008, the Company granted stock options to certain of its new directors.  Barry Nussbaum received  2,500,000 shares subject to stock options, and E. Jamie Schloss received 1,700,000 shares subject to stock options.  Their stock options have an exercise price of $0.08 per share and will vest in monthly installments over 12 months with the first such installment vesting on February 27, 2008 and the last installment vesting on February 28, 2009.  Thirty percent of the options will vest in the first monthly installment, and the remaining balance of the options will vest in equal monthly installments over the remaining 11 months, with the final month adjusting for any rounding differences.  However, should Nussbaum or Schloss decide to discontinue their services early, such vested options that exceed the amount of vested options Nussbaum or Schloss would have received if the options vested ratably over 12 months on a pro rata basis are subject to forfeiture.  Charles V. Sage and Jeffrey Lewis Bernstein both received 500,000 shares subject to stock options. Their stock options have an exercise price of $0.08 per share and will vest in equal monthly installments over 12 months with the first such installment vesting on March 27, 2008 and the last installment vesting on February 27, 2009.  The stated expiration date for all stock options granted on February 27, 2008 is February 26, 2013.  As a result of his election to the Board, on March 18, 2008, Kenneth D. Polin was granted 500,000 shares subjects to stock options with an exercise price of $0.10 per share that vest in equal monthly installments over 12 months with the first such installment vesting on April 18, 2008 and the last installment vesting on March 18, 2009.  The stated expiration date for Polin’s stock options is March 17, 2013.

On March 18, 2008, the Company entered into a Purchase and Sale Agreement, with Oromin Enterprises, Ltd.;  Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, a former director of the Company, pursuant to which the Company sold its 17.52% interest in Cynthia, which is the owner of a certain parcel of land in the eastern half of the Cuyana Bason in the Province of Mendoza, Argentina.  In consideration for its sale of interest in Cynthia, the Company received Six Hundred Thousand U.S. Dollars (US$600,000) in cash and the return of One Million (1,000,000) shares of the Company’s stock previously issued for the Company’s purchase of its interest in Cynthia.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE L - (LOSS) PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2007	2006
Net loss available for common shareholders	$(11,343,620)	$(15,926,093)
Basic and fully diluted loss per share	$(0. 37)	$(0.58)
Weighted average common shares outstanding (basic and assuming dilution)	30,659,776	27,360,878

For the years ended December 31, 2007 and 2006, zero and 7,390,245 potential shares, respectively, were excluded from the shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE M- COMMITMENTS AND CONTINGENCIES

Operating Leases

Commencing in November 2004 and in terminating in February 2008, the Company subleased office space in San Diego, California from a company owned by a director of the Company at a monthly rental of $4,094.00 per month. In March 2008, the Company relocated to its current facility for a term of six months and monthly rent of $825.  In April 2006, the Company established Cold Flow Energy ULC as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities with monthly base rent of $364 per month. Total rent and related expenses of $62,167 and $46,024 were charged to operating expenses for the years ended December 31, 2007 and 2006, respectively.

Employment Agreement

The Company has employment agreements with its Executives. In addition to salary and benefit provisions, the agreements include defined commitments should the Executives terminate employment with or without cause.

Chief Executive Officer: Mr. Perez was appointed as Chief Operating Officer and entered into an employment agreement with the Company in November 2004 with a five year employment term.  Mr. Perez assumed the position of Chief Executive Officer on January 31, 2006 with an annual base salary of $250,000 with increases subject to the Board or the Compensation Committee’s discretion. Mr. Perez resigned from the position of Chief Executive Officer on February 6, 2008.  Pursuant to his employment agreement, Mr. Perez was eligible to receive a performance bonus equal to 5% of the Company’s net income before income taxes, as adjusted, in excess of $500,000 for each fiscal year. Pursuant to this employment agreement, Mr. Perez also received an automobile allowance, term life insurance on his behalf, reimbursement of incurred legal expenses and other benefits. If the Company issues additional equity securities, Mr. Perez was entitled to receive additional stock options for a number of shares equal to 14.3% of the additional equity securities, subject to exceptions for stock dividends, stock splits, shares issued to employees, directors and consultants pursuant to Board-approved compensation plans, shares issued in a public offering, shares issued for business combinations and up to 200,000 shares issued to certain vendors. The additional stock option’s exercise price would be equal to the price of the issued securities sold or deemed sold, would immediately vest and would have a ten year life. All stock options were subject to Mr. Perez’s continuing service to the Company.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE M- COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement (continued)

The employment agreement provided that in the event the Company terminates Mr. Perez’s employment without cause, or Mr. Perez terminates his employment for certain defined reasons including: (a) the assignment to Mr. Perez of any duties inconsistent with his employment agreement or in any respect with his position, authority, duties or responsibilities, or any other action by us which results in a diminution in such position, authority, duties or responsibilities; (b) if the Company materially breach any of our obligations under his employment agreement and do not cure such material breach within thirty (30) days after receiving notice; (c) If the Company required him to be based at any office or location other than our executive offices in San Diego, California; (d) any purported termination by us of his employment otherwise than as expressly permitted by his employment agreement or by law, Mr. Perez will be entitled to receive a pro-rated bonus, plus, if such termination is within the first year of the term, a severance payment equal to $500,000 minus base compensation paid to the date of termination, or if such termination is after the first year of the term, a severance payment equal to four times his base compensation. Mr. Perez will also in such cases be entitled to an acceleration of vesting on all stock options he holds, and such options will remain exercisable for their full term. Should the compensation or benefits Mr. Perez receives under this agreement or his stock options be deemed to constitute a "parachute payment" under Section 280G of the Internal Revenue Code, the Company has agreed to pay Mr. Perez an additional payment to cover the excise taxes imposed by federal and state law on such parachute payment, and additional "gross-up" payments to cover further income taxes on such additional payments.  If Mr. Perez offers to continue his employment at the end of the term and the Company does not accept such offer, it will be treated as a termination without cause. Mr. Perez will not be entitled to the foregoing severance benefits if he resigns due to non-payment of accrued base compensation before such time as the Company has raised at least $2 million in financing following the date of the agreement.

Stock awards represent the fair market value of 252,361 shares of Andora Energy Corporation (formerly Signet, Inc.) granted to Mr. Perez in connection with Signet’s 2005 financing transaction and the subsequent combination with Andora on September 19, 2007.

Chief Financial Officer: In July 2003, the Company entered into an agreement with E. Jamie Schloss as its acting Chief Financial Officer and his affiliated company Castle Rock Resources to provide consulting and related services to assist the Company in locating oil and gas properties on a non-exclusive contract basis. The agreement provided the Company with a 30 day right of first refusal on each prospect property. The affiliated company received options to purchase 400,000 shares at $25 per share. Mr. Schloss exercised these options in August 2006. For wells proposed by the affiliated company and drilled by the Company, the affiliated company received a management fee of $5,000 per month. In addition, the affiliated company will oversee operations and finances for such wells. For all cash raised by the affiliated company on behalf of the Company, the affiliated company was to receive a 10% finder's fee and reimbursement of certain expenses. The finder's fee is payable in cash or stock at the affiliated company's option. The affiliated company had a right in certain circumstances to require registration under the Securities Act for the resale of the shares could have been purchased upon exercise of its stock option. The agreement expired on July 21, 2006. On December 9, 2004 the Company granted Mr. Schloss a 10-year option to purchase 400,000 shares at $0.65 per share and vesting in 36 equal monthly installments (Note J). In December 2005, the Company agreed to compensate Mr. Schloss at the salary of $80,000 per annum. On June 28, 2006, Mr. Schloss was terminated with William Greene appointed as CFO.  On February 15, 2008, Mr. Greene resigned and E. Jamie Schloss was appointed as CFO.

Mr. Greene was appointed as Chief Financial Officer and in June 2006 and entered into an employment agreement with the Company in December 2006, which was extended through June 30, 2008 by means of an addendum. Mr. Greene resigned from his position as Chief Financial Officer on February 15, 2008.  Pursuant to this employment agreement, Mr. Greene was entitled to an annual salary of $180,000, plus medical benefits. He was entitled to stock options to purchase 200,000 shares of our common stock with a ten year term that vested on July 17, 2007 at an exercise price of $0.34 per share as well as stock options to purchase 400,000 shares of our common stock with a ten year term at an exercise price of $1.11 per share, vesting monthly on a pro rata basis over a three-year period, and otherwise subject to our employee stock option plan. Under the agreement, if Mr. Greene was terminated without cause or as a result of a change in control, than all outstanding stock options became vested immediately.  Upon termination without cause, the Company was required to pay Mr. Greene the balance of his contract and pro rate his stock options based on the date of departure.  Stock option awards included the stock option to purchase 400,000 shares of our common stock received in July 2006 and the stock option to purchase 200,000 shares of our common stock received in July 2007 and fully valued at $676,000 and $2,180, respectively, per FAS 123R. For the period ended December 31, 2007, no stock options have been exercised.

On February 19, 2008, the Board  of the Company, appointed Mr. E. Jamie Schloss as Chief Executive Officer of the Company and agreed to pay him $9,000 per month for such services.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a pension plan, available to full-time employees. The pension plan is a non-contributory defined contribution plan. The 401(k) plan provides for discretionary employee contribution of up to 100% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code or $15,000 for the year ended December 31, 2007. In the year ended December 31, 2007, discretionary Company contributions totaling $73,000 were made to the 401(k) saving plan and pension plan and resulted in an equal and corresponding reduction to base salaries to leave total gross compensation unchanged.

Total expense relative to these plans for the years ended December 31, 2007 and 2006 was $2,365 and $1,585, respectively.

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company shareholders and directors. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company is currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former Chief Financial Officer and Director. In early June 2007, Dynamo asked us to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, our Chief Executive Officer and Chairman of the Board of Directors. Dynamo  filed a motion seeking leave to file a Second Amended Complaint.  On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint and (ii) determined that the Court does not have personal jurisdiction over Signet and Frederick Berndt and dismissed them from the lawsuit.  The Court entered Dynamo’s dismissal request without prejudice on January 8, 2008. Dynamo has since re-filed the case in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary.

In addition, the Division of Securities of the Ohio Department of Commerce notified the Company that the securities the Company issued to a purchaser in the State of Ohio in one or more private placements may have been issued without an applicable exemption from Ohio’s securities laws. As a result, the purchaser of those securities may have rescission rights to unwind the corresponding sales, which represents an approximate $2,000,000 contingent liability of the Company.

Mr. E. Jamie Schloss, our Chief Executive Officer, and Mr. Jeffrey L. Bernstein, each members of the 13D/A Group and directors of the Company, were co-plaintiffs in the case Jeffrey L. Bernstein and E. Jamie Schloss v. Surge Global Energy, Inc., C.A. No. 3411-VCS, in the Court of Chancery of the State of Delaware, in which Mr. Schloss and Mr. Bernstein were parties adverse to the Company.  This case has been settled.

In 2007, Mr. Perez received $324,782 for reimbursement of legal fees for lawsuits in which he and former director Daniel Schreiber were defendants before Mr. Perez’s resignation in February of 2008. Mr. Perez has claimed additional amounts from the Company as indemnification in connection with lawsuits involving a member of the 13D/A Group.  Mr. Schreiber has also claimed indemnification is owed to him in connection with the same lawsuits.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on information supplied by Mr. Perez. The current Board of Directors will review those expenditures and determine if they were proper. Upon  Mr. Perez resignation from the Company as Chief Executive Officer on February 6, 2008, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement.  The Company disputes that Mr. Perez resigned for “Good Reason” and denies that he is owed such severance.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation can involve complex factual and legal questions and its outcome is uncertain. Although it is not possible at this early stage to predict the likely outcome of this action, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

On November 6, 2007 the Company retained Rundle Energy Partners Ltd. to act as exclusive Canadian marketer and advisor to allow the Company to consider other strategic alternatives in the Canadian energy sector.  Rundle will receive an initial fee of $100,000 and earn up to $400,000 upon a successful closing.

NOTE N - OTHER SUBSEQUENT EVENTS

In January 2008, and after consultation with Canadian tax and legal advisors, the Company determined that the reserve for Canadian income taxes resulting from the North Peace Transaction was incorrect and should be restated.  The amounts reported in the Company’s unaudited consolidated financial statements for its quarters ended June 30, 2007 and September 30, 2007 failed to take into account differences between the assigned values of the purchase price to the assets, the corresponding tax attributes available to Peace Oil and did not properly reflect tax consequences of the sale of certain assets by Peace Oil.  The additional amount of tax payable increased by approximately CDN$4,130,467 above the amount accrued in the previously reported financial statements and may be subject to revision. The Company concluded the Canadian tax liability has a material impact on the Company’s consolidated financial position, results of operations and liquidity and filed its restated quarters ended June 30, 2007 and September 30, 2007 on March 25, 2008 to reflect the revised tax liability during those periods. There is no assurance that the Company will be able to mitigate the tax liability (see Note G).

On February 6, 2008, Mr. David Perez, the Chief Executive Officer (“CEO”) of the Company resigned from his position as CEO.  Mr. Perez continued to serve as a member of the Company’s Board of Directors (the “Board”) until February 11, 2008, on which date he resigned as a member of the Board.  On February 11, 2008, the Board appointed Mr. John Stiska as CEO of the Company and agreed to pay him $18,000 per month for such services.    As a result of the change in control, on February 15, 2008, William Greene, the Chief Financial Officer of the Company resigned from his position as Chief Financial Officer and received a severance payment of three month’s salary totaling approximately $45,000 per the terms of his employment contract. While the Company searches for his replacement,  Mr. E. Jamie Schloss will serve as interim Chief Financial Officer. In addition, Mr.Greene has acted as a consultant to the Company until a replacement has been retained.  On February 19, 2008, the Board  appointed Mr. E. Jamie Schloss, age 64, as Chief Executive Officer (“CEO”) of the Company and agreed to pay him $9,000 per month for such services.  Mr. Schloss succeeds Mr. Stiska, who served as CEO until February 19, 2008.

Following the appointment of the new Board members on February 11, 2008, on February 27, 2008, the Company granted stock options to the new members.  Barry Nussbaum received  2,500,000 shares subject to stock options, and E. Jamie Schloss received 1,700,000 shares subject to stock options.  Their stock options have an exercise price of $0.08 per share and will vest in monthly installments over 12 months with the first such installment vesting on February 27, 2008 and the last installment vesting on February 28, 2009.  Thirty percent of the options will vest in the first monthly installment, and the remaining balance of the options will vest in equal monthly installments over the remaining 11 months, with the final month adjusting for any rounding differences.  However, should Nussbaum or Schloss decide to discontinue their services early, such vested options that exceed the amount of vested options Nussbaum or Schloss would have received if the options vested ratably over 12 months on a pro rata basis are subject to forfeiture.  Charles V. Sage and Jeffrey Lewis Bernstein both received 500,000 shares subject to stock options. Their stock options have an exercise price of $0.08 per share and will vest in equal monthly installments over 12 months with the first such installment vesting on March 27, 2008 and the last installment vesting on February 27, 2009.  The stated expiration date for all stock options granted on February 27, 2008 is February 26, 2013.  As a result of his election to the Board, on March 18, 2008, Kenneth D. Polin was granted 500,000 shares subjects to stock options with an exercise price of $0.10 per share that vest in equal monthly installments over 12 months with the first such installment vesting on April 18, 2008 and the last installment vesting on March 18, 2009.  The stated expiration date for Polin’s stock options is March 17, 2013.

On March 5, 2008, the Company filed its annual proxy and subsequently held its annual meeting on March 18, 2008 to elect the seven directors identified above and reappointed RBSM LLP as its independent auditor.

On March 18, 2008, the Company entered into a Purchase and Sale Agreement, with Oromin Enterprises, Ltd.;  Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, pursuant to which the Company sold its 17.52% interest in Cynthia, which is the owner of a certain parcel of land in the eastern half of the Cuyana Bason in the Province of Mendoza, Argentina.  In consideration for its sale of interest in Cynthia, the Company received $600,000 in cash and the return of 1,000,000 shares of the Company’s common stock previously issued for the Company’s purchase of its interest in Cynthia.