Form 10-Q
period 2008-03-31
Surge Global Energy, Inc.
filed 2008-05-20
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
incorporation or organization)

990 HIGHLAND DRIVE, SUITE 206
SOLANA BEACH, CALIFORNIA 92075
(Address of Principal Executive Offices)

Issuer’s telephone number: (858) 720-9900

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such  reports)  and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☒

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2008, the Registrant had 35,470,337 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SURGE GLOBAL ENERGY, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
	Unaudited	Audited
	March 31,	December 31
		(Restated)
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,341,828	$5,095,191
Investment in North Peace Energy Corp. (Note B)	2,771,307	3,170,833
Prepaid expense	33,611	283,516
Total current assets	8,146,746	8,549,540

Property and equipment, net	14,598	20,810
Investment in Andora Energy (Note C)	3,540,639	3,540,639

Total Assets	$11,701,983	$12,110,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note D)	$1,234,033	$1,153,536
Income Tax Payable (Note E)	4,956,992	5,280,789
Total current liabilities	6,191,025	6,434,325

Redeemable Preferred Shares (Note F)	5,659,651	5,930,156
Commitment and contingencies (Note L)	-	-

Stockholders' equity (deficiency):
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding (Note G)	-	-
Special Voting Preferred (Note) 1 share outstanding	-	-
Series B - none issued and outstanding (Note G)	-	-
Common stock, par value $.001 per share; 200,000,000 shares authorized; 35,470,337 and 36,470,337 shares issued and outstanding, respectively (Note G)	35,470	36,470
Additional paid-in capital	49,010,953	48,963,611
Accumulated other comprehensive income (loss)	(879,360)	(915,138)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of development stage	(35,978,244)	(36,000,923)
Total stockholders' (deficiency) equity	(148,693)	(253,492)

Total liabilities and stockholders' (deficiency) equity	$11,701,983	$12,110,989

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
(UNAUDITED)

	For the Three Months Ending March 31		For the period from January 1, 2005 (date of inception of development stage) through
	2008	2007	March 31, 2008
Operating expenses:
Selling, general and administrative expenses	$629,582	$793,142	$9,142,829
Amortization of deferred compensation	-	-	3,039,038
Non cash compensation to employees	46,342	470,921	10,398,998
Depreciation and amortization	2,528	1,670	459,383
Impairment of oil and gas investments	-	-	8,242,031

Total operating expense	678,452	1,265,733	31,282,279

Loss from operations	(678,452)	(1,265,733)	(31,282,279)

Equity in losses from affiliates	-	(267,741)	(2,099,663)
Gain on sale of Santa Rosa interest	600,000	-	600,000
Net (loss) on revaluation of warrant liability	-	-	(799,261)
Gain on sale of Peace Oil	-	-	3,098,554
Financing income (expense), net	16,155	(18,665)	(4,411,688)

Loss from continuing operations, before income taxes and minority interest	(62,297)	(1,552,139)	(34,894,337)

Provision for income tax (expense) benefit	84,976	-	(4,763,002)

Income (Loss) before minority interest	22,679	(1,552,139)	(39,657,339)

Gain (Loss) applicable to minority interest	-	-	3,679,096

Income (Loss) available to common shareholders	$22,679	$(1,552,139)	$(35,978,243)

Other income (loss): foreign currency translation gain (loss)	35,778	(13,417)	(879,360)

Comprehensive income (loss)	$58,457	$(1,565,556)	$(36,857,603)

Loss per common share (basic and diluted)	$0.00	$(0.05)	$(1.34)

Weighted average shares outstanding	36,316,491	30,838,393	26,777,392

                    See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008 (UNAUDITED)

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

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008 (UNAUDITED)

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

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008 (UNAUDITED)

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

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008
(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total

Employee stock option expense (Note J)	-	-	-	-	46,342	-	-	-	-	-	46,342
Retirement of stock-sale of Santa Rosa interest	-	-	(1,000,000)	(1,000)	1,000	-	-	-	-	-	-
Unrealized loss on available for sale securities	-	-	-	-	-	-	-	(327,148)	-	-	(327,148)
Foreign currency translation adjustment	-	-	-	-	-	-	-	362,926	-	-	362,926
Net income	-	-	-	-	-	-	-	-	22,679	-	22,679
Balance at March 31, 2008	-	-	35,470,337	35,470	49,010,953	-	-	(879,360)	(35,978,244)	(12,337,511)	(148,693)

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the period
			from January 1,
			2005 (date of
			inception of
	For the Three Months Ending		development
	March 31		stage) through
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net Income (Loss)	$22,679	$(1,552,139)	$(35,978,244)
Minority interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash (used in )operating activities:
Gain on sales of Santa Rosa interest	(600,000)		(600,000)
Share of affiliate loss	-	267,741	2,099,663
Gain on Peace Oil transaction	-	-	(3,098,554)
Depreciation and amortization	2,528	1,531	459,243
Impairment of investments in oil and gas	-	-	8,242,031
Amortization and write-off of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067
Amortization and write-off of discount attributable to warrants	-	-	629,192
Non cash compensation	46,342	470,921	6,376,832
Amortization of deferred compensation costs	-	-	3,039,038
Gain/loss on revaluation of warrant liability	-	-	431,261
Warrant expense	-	-	368,000
Interest on Gemini	-	-	230,000
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	(93)	(1,158)	(132,477)
Prepaid expense	249,998	439	(53,657)
Other assets	-	-	80,958
Income taxes payable	(84,976)	-	4,763,002
Accounts payable and accrued liabilities	80,497	386,378	1,091,095
Net cash used in operating activities	(283,025)	(426,287)	(8,356,327)

See accompanying footnotes to unaudited condensed consolidated financial statements

Cash flows from investing activities:
Investment in North Peace	(72,260)		(5,164,108)
Proceeds from Sale of Santa Rosa	600,000		600,000
Purchases of property and equipment	(1,300)	(6,049)	(111,936)
Disposition of property and equipment	4,984	-	4,984
Deposits	-	-	(9,913)
Capital expenditures in oil and gas properties	-	-	(11,768,933)
Asset retirement obligation	-	-	51,273
Oil leases	-	-	6,314,820
Disposition (acquisition) of Peace Oil	-	(489,748)	14,071,294
Gemini repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided (used) in investing activities	531,424	(495,797)	(3,018,924)

Cash flows from financing activities
Proceeds from the sale of common stock and stock subscription, net of costs and fees	-	-	4,250,000
Proceeds from exercise of options	-	91,867	91,867
Repayment of Peace notes payable	-	-	250,000
Net proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share Issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used) provided by financing activities	-	91,867	17,285,040

Effect of exchange rates on cash and cash equivalents	(1,762)	(13,417)	(727,896)

Net increase (decrease) in cash and cash equivalents	246,637	(843,635)	5,181,893

Cash and cash equivalents at the beginning of the period	5,095,191	1,527,073	159,935

Cash and cash equivalents at the end of the period	$5,341,828	$683,438	$5,341,828

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Three Months Ending March 31,		For the period from January 1, 2005 (date of inception of Development stage) through March 31,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	9,535	-	9,535
Cash paid during the period for taxes	4,200	-	4,200

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount - beneficial conversion feature of
convertible debenture	-	-	2,099,067
Amortization of discount attributable to warrants	-	-	629,192
Stock options pursuant to employment agreement	46,342	470,921	6,376,832
Amortization of deferred compensation costs	-	-	3,039,038
Loss on revaluation of warrant liability (Note J)	-	-	431,261
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Net unexchanged redeemable preferred stock issued in connection with the Peace Oil acquisition (Note H)	-	-	5,930,156

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES:

General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.),( see Note C), Cold Flow Energy ULC, Peace Oil Corp. (see Note B) and 1294697 Alberta Ltd., (collectively the “Company”).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through March 31, 2008, the Company has accumulated losses of $35,978,244 excluding foreign currency losses of $879,360. The Company will cease to be a development stage oil and gas corporation once it commences oil and gas drilling and exploration which should occur in the quarter ending December 31, 2008.

As previously reported and as of July 7, 2006, the Company deconsolidated Signet Energy, Inc. (formerly Surge Global Energy (Canada) Ltd.) from our consolidated financial statements (See Note B - Investment in Andora for further discussion).

The Company’s Canadian subsidiaries are carried in Canadian dollars and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected as foreign currency gain or loss.

Reclassifiacations
Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

Oil and Gas Properties

The Company presently has no operating oil and gas properties. Once it begins operations, the Company will use the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, will be capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, will be amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. The Company anticipates its unevaluated property costs to remain unevaluated for no longer than one year from the date of acquisition.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Investment in unconsolidated subsidiaries:

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

The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of March 31, 2008.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has a total of $5,341,828 invested in cash, in a short-term money market account maintained by a U.S. bank, of which $100,000 is subject to FDIC insurance, and in a liquid money market fund.

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements on the Company’s consolidated financial statements for the three months ended March 31, 2008.

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the quarters ended March 31, 2008 and 2007, convertible debt, preferred shares, stock options and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti dilutive. The weighted average number of common shares outstanding used in the computations of (loss) per share were 36,316,491 and 30,838,393 for the quarters ended March 31, 2008 and 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses from operations of $678,452 and $1,265,733 for the quarters ended March 31, 2008 and 2007, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $1,955,721, as of March 31, 2008.  By adjusting operating expenses in future periods, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

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

New Accounting Pronouncements

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

On December 4, 2007, the FASB issued SFAS 160, No controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to non controlling interests in a consolidated subsidiary. After adoption, any non controlling interests will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial  performance and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

NOTE B - INVESTMENT IN NORTH PEACE ENERGY CORP.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE B - INVESTMENT IN NORTH PEACE ENERGY CORP. (continued)

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

 As provided by the Stock Purchase Agreement, the Company filed an amended registration statement on Form SB-2 with the SEC on July 27, 2007 registering the shares of the Company’s common stock issuable upon exchange of the Exchangeable Shares for resale by the Peace Oil shareholders. The registration statement was initially declared effective on August 3, 2007 but the registration has subsequently been withdrawn. The Stock Purchase Agreement provides for representations and warranties, and indemnification provisions typical of transactions involving the acquisition of a privately held company.

The Acquisition of Peace Oil was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company's common stock issued as a part of the Acquisition was determined based on the most recent price of the Company's common stock on the day immediately preceding the announcement date. The results of operations for Peace Oil have been included in the Consolidated Statements of Operations since the date of Acquisition.  The components of the purchase price paid were as follows:

Redeemable Preferred shares	$8,654,700
Cash	880,613
Notes Payable	4,848,798
Direct acquisition costs	44,673
Total purchase price	$14,428,784

Also in accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$302,089
Investment in Peace Oil	14,443,011
Liability assumed	(316,316)
Net assets acquired	$14,428,784

Sale of Peace Oil Property to North Peace Energy Corp.:

On June 28, 2007, the Company completed an Agreement of Purchase and Sale (the “Agreement”) between our wholly owned subsidiary, Peace Oil Corp., and North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”) in connection with the sale of certain assets of Peace Oil to North Peace (the “North Peace Transaction”). This transaction provided for the sale of Peace Oil’s undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

SURGE GLOBLE ENRGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE B - INVESTMENT IN NORTH PEACE ENERGY CORP. (continued)

The aggregate consideration for the North Peace Transaction was approximately CDN$20,000,000. The Transaction consideration consisted of approximately CDN$15,000,000 in cash and CDN$5,000,000 in common shares of North Peace valued at the time of the purchase and sale agreement at a price of CDN$2.20 per share. The common shares issued in the North Peace Transaction were subject to a contractual one-year hold period which expires on June 29, 2008.

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

As a result of the Peace Oil sale to North Peace, the Company acquired 2,270,430 common shares of North Peace which represents approximately 4.87% of the fully diluted shares of North Peace as of March 31, 2008. Also during the quarter ended March 31, 2008, the Company increased its interest in North Peace by purchasing 58,400 North Peace shares at a cost of $72,260 in the open market.

As of March 31, 2008, the closing price of the North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $1.19. The net unrealized loss on the investment in NPE which are held as securities available-for-sale was $327,148 at March 31, 2008 and was recorded as a charge to accumulate other comprehensive income (loss).

NOTE C - INVESTMENT IN ANDORA ENERGY (FORMERLY SIGNET ENERGY)

History

On February 25, 2005, the Company formed a Canadian subsidiary initially named Surge Global Energy (Canada) Ltd., which entered into a Farmout Agreement (the ”Farmout Agreement”) with Deep Well Oil & Gas, Inc. ( ”Deep Well”) and Northern Alberta Oil, Ltd., ( “NAOL”). The Farmout Agreement provided that the Company was initially obligated to drill two test wells on the Sawn Lake Property located in Northern Alberta, Canada and to drill a total of ten wells to perfect all rights. At the time, the Company was also obligated to issue one third of its outstanding common stock on a fully diluted basis after the two test wells were producing. Surge Global Energy (Canada) Ltd., was a wholly-owned subsidiary of the Company until November 15, 2005.

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

The Company originally paid a total of $2,000,000 in 2005 to Deep Well and NAOL for the Sawn Lake lease rights and in addition issued 7,550,000 shares of Signet common stock in place of one third of the Company’s shares to perfect the rights under the Farmout Agreement and to settle all claims with Deep Well and NAOL. The Signet shares were initially valued at $6,314,820 for financial statement purposes pursuant to SAB 51.

SURGE GLOBLE ENRGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE C - INVESTMENT IN ANDORA ENERGY (FORMERLY SIGNET ENERGY) (CONTINUED)

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

SURGE GLOBLE ENRGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE C - INVESTMENT IN ANDORA ENERGY (FORMERLY SIGNET ENERGY) (CONTINUED)

Equity Method

The Company used the equity method to account for its investment in Signet effective July 6, 2006 until its interest were below 20% of the outstanding shares of Signet, subsequently Andora. Under the equity method of accounting, the Company's share of net income (loss) from Signet is reflected as an increase (decrease) in its investment accounts and is also recorded as equity loss from affiliates. For the three months ended March 31, 2008 and 2007, the Company charged operations for $0 and $267,741, respectively representing the Company’s share of Signet's loss. Both the 2006 impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.

The net investment in Andora at March 31, 2008 and December 31, 2007 was $3,540,639 representing the Company’s 5.81% of the fully diluted shares of Andora. No charges relating to Andora were made to the Company’s financial statements in the quarter ended March 31, 2008, but a charge for the equity losses in Andora (formerly Signet) for the quarter ended March 31, 2007 was $267,741.

The Company’s valuation of Andora is based on reserve reports furnished to the Company by Andora which the Company has relied upon in valuing its investment in Andora.  Virtually all of these reserves will require alternative methods of production to enable them to be realized as income. Such methods require substantial investment in plant and equipment to be effective. Should Andora obtain equity financing in the future to finance drilling operations, the Company may sustain additional dilution to its equity interest in Andora.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Accounts payable	$572,915	$498,478
Accrued expenses	661,118	655,058
Total	$1,234,033	$1,153,536

NOTE E:  INCOME TAXES PAYABLE

For income tax reporting purposes, the Company's aggregate Federal unused net operating losses were approximately $4,750,000, which expire through 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,500,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely that the benefits will not be realized.

As of March 31, 2008, the current income tax liability of $4,956,992 is the result of applying the Alberta Canada provincial effective tax rate of 30.5% to the gain on sale of the Peace Oil assets to North Peace, net of operating loss offsets and exchange rates.

As part of the January 2008 review by Canadian tax and legal advisors, the Company established new tax years for Peace Oil to extend tax payment due dates related to the gain on the North Peace Transaction.  The new Peace Oil tax year commences June 28, 2007, the date of the gain, through June 27, 2008.  The Company seeks a Canadian oil sands acquisition candidate with asset tax pool losses sufficient to offset some or all of the North Peace Transaction gain by June 27, 2008. If the company is unable to find a suitable asset tax pool to offset it is gain, Peace Oil’s tax liability would be due by August 27, 2008.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE F - REDEEMABLE PREFERRED SHARES

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

Except for limited voting rights with respect to approvals of amendments to the Acquisition Agreements and other related agreements, the Exchangeable Shares are not entitled to any voting rights. Holders of Exchangeable Shares may cause Cold Flow to redeem Exchangeable Shares for a purchase price equal to two times the current market price of the Company’s common stock (determined by the average of the closing bid and asked prices of the Company’s common stock during a period of 20 consecutive trading days ending not more than three trading days before the date requested for retraction by a holder) plus any declared, but unpaid, dividends on the Company’s shares. Such purchase price may be satisfied by delivering two shares of the Company’s common stock and payment for any such dividends. The Exchangeable Shares are also subject to redemption by Cold Flow, following the third anniversary of the closing of the acquisition of Peace Oil. Not included within the Company’s 35,470,337 issued and outstanding shares at March 31, 2008, Cold Flow had 5,215,436.50 Exchangeable Shares issued and outstanding and 8,965,390 at March 31, 2007. Since a holder of Exchangeable Shares may cause a redemption of shares at any time, the Company has classified the redemption amount outside permanent equity.  As of March 31, 2008, the Company Redeemable Preferred Shares had a carrying value of US $5,659,651.  On November 6, 2007, Cold Flow shareholders exchanged 3,749,953 preferred shares into 7,499,907 common shares of the Company.

NOTE G- CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidating preferences, and the number of shares constituting any series or the designation of such series.

The Company had issued 1,100,000 shares of its Series B Convertible Preferred Stock (Series B) $.001 par value to Duncan Hill, Inc in 1997. In connection with the Asset Purchase Agreement in December 2004 (Note A), Duncan Hill, Inc., an entity controlled by the Company’s former Chief Executive Officer agreed to convey to the Company for cancellation of 5,000,000 shares of Series A Preferred Stock and 1,100,000 shares of Series B Preferred Stock, and to release the Company from all obligations for accumulated dividends thereon, in exchange for 6,100 shares of the Company's Common Stock.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE G- CAPITAL STOCK (CONTINUED)

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

In August and October 2005, the Company issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes. The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company’s common stock. The Noteholders had the option to convert any unpaid note principal to the Company’s common stock at $2.25 per share anytime during the term of the note. In August 2005, the Company entered an agreement with the noteholders to reduce the conversion rate to $1.00 per share, and the noteholders advised the company of their intent to convert the 3,749,953 preferred shares into 7,499,907 common shares of the Company.

Notes convert into Common Stock:

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

In November 2005, the Company issued an aggregate of 800,000 shares of common stock to third party investors in exchange for net proceeds of $800,000. In connection with this private placement, the Company issued to the investors an aggregate of 1,600,000 warrants that are subject to registration rights and penalties if the registration is not effective by May 15, 2006. The Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE G - CAPITAL STOCK (continued)

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

While the Company no longer presents consolidated results for its equity interest in Signet, CDN$8,550,000 of Signet debenture holders previously had an option to convert their debentures into the Company’s Common Stock. In November 2005, Signet issued convertible promissory notes in exchange for aggregate gross proceeds of CDN$8,550,000. During the quarter ended June 30, 2006, CDN$200,000 of promissory notes were converted to stock reducing total notes payable to CDN$8,350,000. Per the terms of a Debenture Subscription Agreement, and at the option of the holder, the debentures are exchangeable into either Signet or the Company’s common shares or are subject to automatic conversion should Signet complete a going public transaction on the Toronto Stock Exchange. Converting to the Company’s shares also increased the Company’s ownership percentage in Signet.  Prior to the Andora Agreement and other than the CDN$200,000 conversion that occurred during the quarter ended June 30, 2006, there have been no other conversions.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address pending SEC comments, the Company is obligated to provide and disclose Peace Oil financials as well as a pro forma of the combined companies. The Company has accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” ..

The Company was unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, Gemini agreed to extend the time for filing of the registration statement, pursuant to an Exchange Purchase and Amendment Agreement (“Exchange Agreement”), until 30 days from the date of the Exchange Agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the date of Exchange Agreement. The Company has not completed a registration statement and, as a result, the Company incurred monthly liquidated damages, equal to 2% of such net proceeds described above, on a monthly basis and have accrued interest to February 28, 2008.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867.

In April 2007, the Company redeemed 2,000,000 shares of Common Stock for a note payable with Gemini, which 2,000,000 shares were cancelled..

In November 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company.

In March, 2008 the Company redeemed 1,000,000 common shares in conjunction with its sale of the Santa Rosa property.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE H - WARRANTS AND STOCK OPTIONS:

Class  A  Warrants.  The following table summarizes the balances of warrants outstanding at March 31, 2008.

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60	3,000,000	4.16	$0.60	3,000,000	$0.60
0.93	1,000,000	0.63	0.93	1,000,000	0.93
1.00	1,000,000	2.24	1.00	1,000,000	1.00
1.45	600,000	1.30	1.45	600,000	1.45
1.60	1,005,000	1.73	1.60	1,005,000	1.60
2.00	1,200,000	2.95	2.00	1,200,000	2.00
	7,805,000	2.74	$1.11	7,805,000	$1.11

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,805,000	$0.93
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	10,805,000	$.94
Granted	-	-
Exercised	-	-
Canceled or expired	(3,000,000)	.50

Outstanding at March 31, 2008	7,805,000	$1.11

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

During the three months ended March 31, 2008, 3,000,000 warrants expired.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE H - WARRANTS AND STOCK OPTIONS (Continued):

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2008.

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.001	100,000	8.54	$0.001	100,000	$0.001
0.08	5,200,000	4.91	0.08	1,610,606	0.08
0.10	500,000	4.96	0.10	0	0.10
0.34	1,400,000	9.30	0.34	1,400,000	0.34
0.37	400,000	8.98	0.37	400,000	0.37
0.45	143,000	8.67	0.45	143,000	0.45
0.50	1,016,667	8.54	0.50	1,016,667	0.50
0.65	4,000,000	6.64	0.65	4,000,000	0.65
1.00	387,530	7.47	1.00	387,530	1.00
1.11	400,000	8.25	1.11	233,333	1.11
1.35	19,279	6.68	1.35	19,279	1.35
1.50	178,727	7.91	1.50	178,727	1.50
3.50	80,000	0.69	3.50	80,000	3.50
	13,825,203	6.49	$0.41	9,569,142	$0.54

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,611,203	$0.73
Granted	1,800,000	0.35
Exercised	(383,333)	0.24
Canceled or expired	(2,902,667)	0.82
Outstanding at December 31, 2007	8,125,203	$0.64
Granted	5,700,000	0.08
Exercised
Canceled or expired
Outstanding at March 31, 2008	13,825,203	$0.41

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE H - WARRANTS AND STOCK OPTIONS (Continued)

During the year ended December 31, 2004, the Company granted an aggregate of 5,500,000 stock options to employees. The exercise prices of the stock options granted were below the fair value of the Company’s common stock at the grant date. The Company accounted for the intrinsic value of the stock options as deferred compensation costs in the amount of $9,189,705 and as a reduction of stockholders’ equity in the year ended December 31, 2004. The deferred compensation costs are amortized over the vesting period of the options. Compensation expense of $3,039,038 was charged to operations during the year ended December 31, 2005.

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

The estimated value of the options granted during the quarters ended March 31, 2008 and 2007 were determined using the Black-Scholes option pricing model and the Company has charged to operations compensation expense of $0 and $640,491, respectively.

Terminations resulted in the cancellation of 2,902,667 and 1,305,555 employee stock options during the years ended December 31, 2007 and 2006, respectively.

During the three months ended March 31, 2008, the Company issued a total of 5,700,000 stock options to new officers and directors. Options for 5,200,000 shares were issued at an exercise price of $0.08 per share and options for 500,000 shares were issued at $0.10 per share.  The options have a term of five years and generally are fully vested within twelve months of the date of issue.

Compensation expense of $46,342 and $470,921 was charged to operations during the three months ended March 31, 2008 and 2007, respectively

NOTE I – GAIN ON SALE OF SANTA ROSA INTEREST

On March 18, 2008, the Company sold its entire 17.52% interest in the Santa Rosa property for $600,000 in cash and 1,000,000  shares of  the Company’s common stock.  A gain on the sale is reflected in the condensed consolidated financial statements for the three months ended March 31, 2008. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off prior to the disposition.

NOTE J - RELATED PARTY TRANSACTIONS

In June 2004, the Company entered into an “Assignment of Oil and Gas Leases” (“Assignment”) with Castle Rock Resources, Inc. (“Assignor”), an entity controlled by E. Jamie Schloss, a previous and now currently a Director and Chief Financial Officer. Pursuant to the Assignment, the Assignor sold, conveyed and delivered to us all right, title, and interest in a 50% working interest ownership, and 37.5% net revenue interest in the oil and gas leases, in exchange for cash consideration paid by us in the amount of $25,000. The rights the Company had pursuant to these leases expired in the third quarter of 2005. During the year ended December 31, 2005, no drilling on a new well had commenced by the Company and no revenues or expenses have been generated from the lease. The Company wrote off its capitalized costs in the Mirasol Oil and Gas Leases during the year ended December 31, 2005 (Note B). In November, 2004, Mr. Schloss gave the Company a free option until July, 2006 to acquire two producing oil & gas properties owned or controlled by him for a price equal to 36 months net production for the past twelve months prior to exercising the option. The option expired in July 2006. On June 28, 2006, Mr. Schloss was terminated as CFO and replaced as a director by shareholder vote at the annual meeting on July 27, 2006.  As a result of the Company’s February 11, 2008 and February 12, 2008 Board actions, and also reaffirmed at the Company’s annual meeting held on March 18, 2008, Mr. Schloss was reappointed as a director and as Chief

     SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

Executive Officer and Chief Financial Officer.

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

As part of the Peace Oil transaction in March 2007, Granite Financial Group (“Granite”) was retained to provide financial, tax and fundraising resources in order to obtain a finder's fee in conjunction with the Peace Oil sale of assets. >From the gross North Peace Transaction proceeds of CDN$20,000,000 on June 28, 2007, Peace Oil effectively paid Granite CDN$ 1,600,000 at the closing. In addition, as part of the Gemini transaction in April 2007, the Company paid Granite Financial Group (“Granite”) a $25,000 commission in connection with the additional $250,000 invested by Gemini (see Note F - Note Payable).The Company paid $135,000 and $171,000 in commissions to Granite, owned by Daniel Schreiber , for the years ended December 31,  2006 and 2005, respectively.  Mr. Schreiber, was one of the Company’s Directors for the period of March 2006 through March 2007.

On August 19, 2005, the Company completed a private placement offering which resulted in proceeds to the Company in the amount of $50,000 from Chet Idziszek and $50,000 from Gary Vandergrift, both members of the Company’s Board of Directors at the time of the transaction.

As a result of the Signet November 2005 financing, Mr. Fred Kelly, formerly CEO, entered into a new compensation agreement with Signet which replaced the previous agreement with the Company. In January 2006, he resigned as Chief Executive Officer of the Company to become Signet’s Chief Operating Officer. Mr. Kelly’s new Agreement provided a salary of C$220,000 per annum to be paid by Signet Energy, Inc. In November 2005, Mr. Kelly and Mr. Perez received 1,700,000 shares and 855,000 shares respectively in Signet.

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

On December 31, 2007, the Company entered into an Addendum to Employment Agreement (the “Addendum”) with Mr. Greene.  The Addendum extends the term of the Employment Agreement dated December 14, 2006 (the “Employment Agreement”) between the Company and Mr. Greene, as amended, from December 31, 2007 to June 30, 2008.  In addition, the Addendum provides that if Mr. Greene’s employment with the Company is terminated prior to June 30, 2008 due to a voluntary or involuntary change in control, Mr. Greene is entitled a ninety day (90) severance payment based on his current compensation.  Mr. Greene resigned on February 15, 2008 and agreed to serve as a consultant to the Company thereafter.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE K – LITIGATION MATTERS

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract purportedly entered into on October 12, 2004. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and in 2006 Dynamo filed a civil complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director, E. Jamie Schloss, our current Chief Financial Officer, Chief Executive Officer and Director, and Signet Energy, Inc. (“Signet”). On November 7, 2007, the San Diego Court dismissed the case on the grounds that case filed in San Diego, California was not a convenient forum to try the case.  On January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, and four Canadian entities. The Company and Mr. Perez were served on March 22, 2008, and had until April 30, 2008 to respond to the Statement of Claim. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, we believe in the merits of our defense and do not anticipate an unfavorable outcome.

In 2007, David Perez, our former Chief Executive Officer and formerly Chairman of the Board, received approximately $300,000 for reimbursement of legal fees for lawsuits in which he and former director Daniel Schreiber were defendants before Mr. Perez’s resignation in February of 2008. Mr. Perez has claimed additional amounts from the Company as indemnification in connection with lawsuits involving a member of the 13D/A Group.  Mr. Schreiber has also claimed indemnification is owed to him in connection with the same lawsuits.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on information supplied by Mr. Perez. The current Board of Directors will review those expenditures and determine if they were proper. Upon  Mr. Perez resignation from the Company as Chief Executive Officer on February 6, 2008, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement.  The Company disputes that Mr. Perez resigned for “Good Reason” and denies that he is owed such severance.

NOTE L- COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2008, the Company relocated to its current facility for a term of six months and monthly rent of $825. Subsequently, in May, 2008, the company cancelled this lease and entered into a new three year lease in another Suite in the same building complex. See Note M, Subsequent Events for details.

In April 2006, the Company established Cold Flow Energy ULC as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. The Company has leased an office in Calgary, Alberta with monthly base rent of approximately $300 per month until June, 2009.

Employment Agreements

The Company had employment agreements with its former Executives who resigned from the Company during the period ending March 31, 2008. In addition to salary and benefit provisions, the agreements included commitments should the Executives terminate employment with or without cause.

Former Chief Executive Officer: Mr. Perez was appointed as Chief Operating Officer and entered into an employment agreement with the Company in November 2004 with a five year employment term.  Mr. Perez assumed the position of Chief Executive Officer on January 31, 2006 with an annual base salary of $250,000 with increases subject to the Board or the Compensation Committee’s discretion. Mr. Perez resigned from the position of Chief Executive Officer on February 6, 2008.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE L- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

The additional stock option’s exercise price would be equal to the price of the issued securities sold or deemed sold, would immediately vest and would have a ten year life. All stock options were subject to Mr. Perez’s continuing service to the Company, ended in February, 2008. For the period ended March 31, 2008, none of Mr. Perez’s stock options were exercised.

The Perez employment agreement also provided that in the event the Company terminates Mr. Perez’s employment without cause, or Mr. Perez terminates his employment for certain defined reasons including: (a) the assignment to Mr. Perez of any duties inconsistent with his employment agreement or in any respect with his position, authority, duties or responsibilities, or any other action by us which in a diminution in such position, authority, duties or responsibilities; (b) if the Company materially breach any of our obligations under his employment agreement and do not cure such material breach within thirty (30) days after receiving notice; (c) if the Company required him to be based at any office or location other than our executive offices in San Diego, California; (d) any purported termination by us of his employment otherwise than as expressly permitted by his employment agreement or by law, Mr. Perez will be entitled to receive a pro-rated bonus, plus, if such termination is within the first year of the term, a severance payment equal to $500,000 minus base compensation paid to the date of termination, or if such termination is after the first year of the term, a severance payment equal to four times his base compensation. Should the compensation or benefits Mr. Perez receives under this agreement or his stock options be deemed to constitute a "parachute payment" under Section 280G of the Internal Revenue Code, the Company has agreed to pay Mr. Perez an additional payment to cover the excise taxes imposed by federal and state law on such parachute payment, and additional "gross-up" payments to cover further income taxes on such additional payments.  If Mr. Perez offers to continue his employment at the end of the term and the Company does not accept such offer, it will be treated as a termination without cause. Mr. Perez will not be entitled to the foregoing severance benefits if he resigns due to non-payment of accrued base compensation before such time as the Company has raised at least $2 million in financing following the date of the agreement. The Company has denied that Mr. Perez is due any compensation under his former contract.

Former Chief Financial Officer:

Mr. William Greene was appointed as Chief Financial Officer and in June 2006 and entered into an employment agreement with the Company in December 2006, which was extended through June 30, 2008 by means of an addendum. Mr. Greene resigned from his position as Chief Financial Officer on February 15, 2008.  Pursuant to this employment agreement, Mr. Greene was entitled to an annual salary of $180,000, plus medical benefits. He was entitled to stock options to purchase 200,000 shares of our common stock with a ten year term that vested on July 17, 2007 at an exercise price of $0.34 per share as well as stock options to purchase 400,000 shares of our common stock with a ten year term at an exercise price of $1.11 per share, vesting monthly on a pro rata basis over a three-year period, and otherwise subject to our employee stock option plan. Under the agreement, if Mr. Greene was terminated without cause or as a result of a change in control, then all outstanding stock options became vested immediately.  Upon termination without cause, the Company agreed to pay Mr. Greene the balance of his contract and pro rate his stock options based on the date of departure.  Stock option awards included the stock option to purchase 400,000 shares of our common stock received in July 2006 and the stock option to purchase 200,000 shares of our common stock received in July 2007 and fully valued at $676,000 and $2,180, respectively, per FAS 123R. For the period ended March 31, 2008, no stock options have been exercised. Mr. Greene resigned in February, 2008 and no further compensation is owed to him under his former contract.

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
MARCH 31, 2008
(UNAUDITED)

NOTE L- COMMITMENTS AND CONTINGENCIES (CONTINUED)

In the year ended December 31, 2007, discretionary Company contributions totaling $73,000 were made to the 401(k) saving plan and pension plan and resulted in an equal and corresponding reduction to base salaries to leave total gross compensation unchanged.

Consulting Agreements

The Company has consulting agreements with outside contractors. The Agreements are usually for a term of 12 months from inception and renewable from year to year unless either the Company or Consultant terminates such engagement by written notice.

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

Mr. E. Jamie Schloss, our current Chief Executive Officer and a director, and Mr. Jeffrey L. Bernstein, currently a director, were each members of the 13D/A Group were co-plaintiffs in the case Jeffrey L. Bernstein and E. Jamie Schloss v. Surge Global Energy, Inc., C.A. No. 3411-VCS, in the Court of Chancery of the State of Delaware, in which Mr. Schloss and Mr. Bernstein were parties adverse to the Company.  This case has been settled and co-plaintiffs were reimbursed for out of pocket legal fees, filing fees and related costs in the amount of $55,000 during the quarter ended March 31, 2008.

For all other litigation items see Note K, Litigation Matters.

On November 6, 2007 the Company retained Rundle Energy Partners Ltd. to act as exclusive Canadian marketer and advisor for a period of six months to allow the Company to consider other strategic alternatives in the Canadian energy sector.  Rundle will receive an initial fee of $100,000 and earn up to $400,000 upon a successful closing. Through March 31, 2008, the Company had not completed a merger or other business combination covered by the Rundle agreement and therefore no additional payments were made or legally obligated.

NOTE L - SUBSEQUENT EVENTS:

On April 1, 2008, the Company settled a lawsuit with Lorne Laatsch. The settlement included a total release of all claims against the Company in consideration of a payment of $20,000 and a stock purchase warrant for 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrant will expire on December 31, 2008.

On April 11, 2008, a lawsuit was field against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees which the Company determined should not have been paid. The Company intends on disputing this claim.

On May 6, 2008, the Company cancelled its prior six month lease at 990 Highland Drive Suite 110-V Solana Beach CA 92075 and entered into a new lease. The new lease is a three year lease commencing May 6, 2008, The annual rentals are $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this prospectus. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions, including, but not limited to, a discussion of such matters as the amount and nature of future capital, development and exploration expenditures, the timing of exploration activities; business strategies and development of our business plan and drilling programs, and potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in this prospectus.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2008 and the comparable period ending March 31, 2007, should be read in conjunction with the unaudited annual financial statements and the notes thereto and the Company’s Annual Form 10-K SB.

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

We are a Delaware corporation dually traded on the OTC Bulletin Board® and the Pink Sheets under the symbol SRGG.OB. Our principal executive offices are located at 990 Highland Drive, Suite 206, Solana Beach, CA 92075. Our telephone number is (858) 720-9900. Our fax number is (858) 720-9902. We maintain a website at www.SurgeGlobalEnergy.com.

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

On June 28, 2007, Peace Oil Corp (“Peace Oil”) sold certain of its assets, including its undivided 30% working interest in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”) to North Peace Energy Corp. (“North Peace”)  for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity (the “North Peace Transaction”).  We intend utilizing the proceeds from such sale to continue our current and future operations in the oil and gas business.

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

In connection with the Peace Oil acquisition, we also issued to 1304146 Alberta Ltd., a company formed by the former stockholders of Peace Oil, a warrant to purchase up to 1,000,000 shares, in the aggregate, of our common stock at an exercise price of $1.00 per share. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. Other than holding 100% of the capital stock of Peace Oil, Cold Flow currently has minimal assets and liabilities and incurred $1,036 of office related expenses in the three months ended March 31, 2008.

Business Operations

Sawn Lake Project, Alberta, Canada

On September 19, 2007, the proposed business combination of Signet and Andora took place and the Company received a total of 3,429,138 common shares of Andora to hold a 5.87% fully diluted interest in Andora. Approximately 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet and are being held in conjunction with the Dynamo litigation. See Legal Proceedings.

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

Red Earth Area, Alberta, Canada

On June 28, 2007, Peace Oil sold its interests in the Red Earth Leases and certain other assets to North Peace. As a result of this transaction, Peace Oil holds 2,270,430 shares in North Peace or approximately 4.87% on a fully diluted basis.

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

Santa Rosa Dome Project, Mendoza Province, Argentina

We sold our entire investment in the Santa Rosa Dome Prospect for $600,000 in cash and 1,000,000 shares of the Company’s common stock on March 18, 2008.  A gain on the sale is reflected in the quarter ending  March 31, 2008 financial statements. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off in a prior period.

Plan of Operation

The Company plans on maximizing the value of its existing assets which are its investment in Andora and North Peace Oil common stock. After the sale of the Santa Rosa property, these two investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to  lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Disposition of Assets

On March 18, 2008, the Company sold its entire 17.52% interest in the Santa Rosa property for $600,000 in cash and 1,000,000 shares of Surge common stock.

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

Acquisition or Disposition of Plant and Equipment

In addition to the Combination described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant property, plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations. Following the closing of the North Peace Transaction, we anticipate having sufficient capital resources available to meet these acquisition needs (see the section entitled “Liquidity and Capital Resources” for more information).

Number of Employees

From our inception through the period ended March 31, 2008, we have relied on the services of outside consultants and currently have one (1) full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of four (4) full employees during the next twelve months.

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

Effective as of April 19, 2007, we entered into an Exchange Agreement with Gemini under which Gemini exchanged its rights and interests under the Securities Purchase Agreement for a Convertible Note in the principal amount of $1,150,000 and other consideration. We did not enter into a similar agreement with Mr. Fritz and the securities purchased by Mr. Fritz in this private placement.  The Convertible Note was retired by a payment of $1,380,000 on November 1, 2007, but some of the warrants remain outstanding.

We have been unable to file and obtain an effective registration statement with regard to the shares issued to Mr. Fritz. Through the date of this filing, we have filed a registration statement with regard to such shares, but it is not yet effective.  As a result, we incurred liquidated damages, equal to 2% of such net proceeds described above, assessed on a monthly basis and we accrued penalties until the shares could be registered.

We received notification from the Division of Securities of the Ohio Department of Commerce that the sale of 1,000,000 shares to Mr. Mark Fritz in this offering may not be exempt from Ohio’s securities laws. See Legal Proceedings.  On August 20, 2007, we received a letter from Mr. Fritz’s counsel requiring payment of the liquidated damages described above or an offer to waive such damages in connection with a  redemption of Mr. Fritz’s shares.

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

For more detailed information on the foregoing transactions see Notes B, C and G to the Consolidated Financial Statements.

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

Kenneth D. Polin was elected to our Board on March 18, 2008 replacing John Stiska.

      During the last four years various of our directors and officers have been involved in transactions with us and have had contractual relationships with us.  These are described in the Condensed Consolidated Financial Statements “Related Party Transactions.”

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

Critical Accounting Policies

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements on the Company’s consolidated financial statements for the three months ended March 31, 2008.

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

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

PART I.  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

For The Three Month Periods Ending March 31, 2008 and March 31, 2007:

The Company had no operating revenues in the three months ended March 31, 2008 or March 31, 2007.  In March, 2008, the Company recognized a gain of $600,000 on the sale of its Santa Rosa property, classified as other income. No comparable gain occurred in 2007.

Total operating expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 decreased by $587,000 (46.4%) to $678,000 from $1,266,000 in the prior period.  The decrease was primarily attributable to a reduction of $425,000 in non-cash option compensation, officer’s salaries, and  rent expense.

Net financing income for the three months ended March 31, 2008 was $16,000 versus financing expense of $19,000 the three months ended March 31, 2007.

In June 2007, the Company incurred tax expense related to the gain on sale of Peace Oil.  During the three months ended March 31, 2008, tax benefits (a reduction in the tax liability) related to Peace Oil operating losses totaled $85,000 compared to zero in the prior period (see Note E).

Equity losses from affiliates were a charge of $267,000 in the March 2007 quarter with no comparable charge in 2008.

Foreign currency translation adjustments in the three months ended March 31, 2008 resulted in a gain on translation of $36,000 compared to a loss on foreign currency exchange of $13,000 in the three months ended March 31, 2007.

The net income available to common stockholders was $23,000 for the quarter ended March 31, 2008 versus a loss of $1,552,000 for the three months ended March 31, 2007as a result of all the factors described above, an improvement of $1,575,000 from the comparable period in 2007.

The Company instituted several changes in personnel and overhead during the March, 2008 quarter, which changes will result in lower operating expenses in subsequent periods.

Liquidity and Capital Resources

Current Position

As of March 31, 2008, we had cash and cash equivalents on hand of $5,342,000, marketable securities of $2,771,000 prepaid expenses of $34,000 totaling $8,146,000 versus current liabilities of $6,191,000, thereby creating a working capital surplus of  $1,955,000.

By continuing to reduce our operating expenses in future periods, and planning acquisitions or dispositions of assets as necessary to manage the business properly, the Company believes we have sufficient capital resources to meet continued cash flow deficits. If we are not successful in generating sufficient liquidity from operations or in raising capital through the sale of common stock our equivalents, on terms acceptable to us, this could have a material adverse affect on our business, results of operations and financial position.

In connection with a private sale of our common stock in a prior period, we issued shares of stock to Mr. Mark Fritz, currently a director of the Company, a purchaser in the State of Ohio. The Division of Securities of the Ohio Department of Corporation has notified us that such sales may have been completed without a viable exemption from Ohio’s securities laws.  Mr. Mark has commenced an arbitration hearing in Ohio against Granite Financial, which received compensation from the issuance of shares, to compel Granite Financial to pay for the rescission of Mr. Fritz’s shares. Granite has in turn requested that the Company indemnify them from liability, with which the Company disagrees. If the Company is ultimately required to unwind the sale of all securities and shares made to Mr. Fritz, which total $2,025,000, the Company may have a contingent liability in that amount. See “Legal Proceedings”.

Inflation

Our opinion is that inflation has not had a material effect on our operations. Inflation will increase operating expenses but since the Company’s two investments in Peace Oil and Andora have significant oil reserves, such reserves should increase as oil prices increase due to inflation and marker forces.

Off Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, stock and commodity prices. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure, except that we own equity securities in a private company held for long term investment and we hold equity securities in a publicly traded company whose value is marked to market on a quarterly basis. Our primary exposure to market risk is interest rate risk associated with our short term money market investments and the market price risk of our publicly traded investment. The Company does not have any credit facilities with variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES:

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting..

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

From time to time, we receive claims of and become subject to commercial litigation related to the conduct of our business. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and incur legal fees. Any such litigation may materially harm our business, results of operations and financial condition. Litigation can involve complex factual and legal questions, and its outcome is frequently uncertain. Although it is not possible at this early stage to predict the likely outcome of this action, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affects our financial condition, results of operations or cash flows.

The Company is currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and had never been formalized into a binding legal agreement. The Company made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former Chief Financial Officer and Director. In early June 2007, Dynamo asked us to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, our Chief Executive Officer and Chairman of the Board of Directors, which was refused. Dynamo filed a motion seeking leave to file a Second Amended Complaint.

On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint in California, which it has not done so to date, and (ii) determined that the Court does not have personal jurisdiction over Signet, Frederick Berndt and E. Jamie Schloss and dismissed them from the lawsuit.  The Court entered Dynamo’s dismissal request without prejudice.

On January 8, 2008. Dynamo re-filed a similar case in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary, against the Company and its former Chief Executive Officer, David Perez. The Company has continued to deny liability in this matter but will incur legal fees, some of which may be covered by insurance, in future periods.

One of our current directors, Mr. Mark Fritz, commenced a legal action in 2007 in Ohio against Granite Financial Group, whose owner is a former director, Daniel Schreiber, to rescind the purchase of shares issued by the Company. Granite Financial received financial compensation from the Company in conjunction with the sale of these securities and was not licensed to sell securities in Ohio. The Fritz complaint does not name the Company specifically but Granite Financial has asserted a claim against the Company for indemnity in the Fritz matter, which claim for indemnity the Company has denied.

Additionally,  the Division of Securities of the Ohio Department of Commerce has notified us that securities we issued to Mr. Fritz, currently a director, in one or more private placements may have been issued without an applicable exemption from Ohio’s securities laws. As a result, the purchaser of those securities may have rescission rights to unwind the corresponding sales, which represents an approximate $2,000,000 contingent liability of the Company.

In the fourth quarter of 2007, David Perez, former Chief Executive Officer and former Board Chairman, received reimbursement of legal fees for lawsuits in which he and former director Daniel Schreiber were defendants before Mr. Perez’s resignation in February, 2008. Mr. Perez has claimed additional amounts from the Company as indemnification in connection with lawsuits involving a shareholder of the Company, Mr. Jack Zemer.  Mr. Schreiber has also claimed indemnification is owed to him in connection with the same lawsuits, which claims were rejected by the Company.  The payment of Mr. Perez’s legal fees was reviewed by the preceding Board of Directors based on incomplete information supplied by Mr. Perez. The current Board of Directors has reviewed those expenditures and determined they were improper.

Additionally, upon Mr. Perez resignation from the Company as Chief Executive Officer on February 6, 2008, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement, in excess of one million dollars including legal fees.  The Company disputes that Mr. Perez resigned for “Good Reason,” denies that he is owed such severance, and will seek to recover legal fees paid erroneously in the Zemer matter.

In April, 2008, the Company was sued in San Diego County  (Case No 37-2008-00081736-CU-CL-CTL) for dishonoring a check issued to Schwartz Semerdjian Haile Ballard & McCauley LLP in the amount of $64,947 plus related damages for legal fees of Daniel Schreiber, a former director, as outlined above. The Company denies liability on this claim and will seek to recover any funds attributable to this claim from other parties.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarter ended March 31, 2008, the Company redeemed 1,000,000 shares of its common stock in conjunction with its sale of the Santa Rosa property. The shares redeemed were cancelled.

The company also granted a total of 5,700,000 stock options to new officers and directors in February and March, 2008. Of those options granted, 5,200,000 options were issued at an exercise price of $0.08 per share and 500,000 options were issued at an exercise price of $0.10 per share.  The terms of the options were disclosed previously in our December 31, 2007 Form 10-KSB.

Also, see Note H , Options and Warrants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES:

The Company held its 2007 Annual Shareholder in San Diego, California meeting on March 18, 2008. At that meeting seven directors were elected to new terms commencing on March 18th. Those directors were: Barry Nussbaum, Chairman, E. Jamie Schloss, Director and Chief Executive Officer, Jeffrey Bernstein, Dale Fisher, Mark Fritz, Charles Sage and Ken Polin. Shareholders also approved the appointment of the accounting and audit firm RBSM LLP as the Company’s independent registered accounting firm for the year ended December 31, 2008.

ITEM 5.  OTHER INFORMATION:

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

9.1
Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.1
Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.2
Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.3
Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.4
Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.5
Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.6
Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.7
Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)

10.8
Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.9
Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)

10.10
Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.11
Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.12
Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.13
Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.14
Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.15
Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.16
Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.17
Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.18
Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.19
Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.20
Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.21
Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.22
Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.23
Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.24
Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.25
Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.26
Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.27
Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.28
Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

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

10.38
Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.39
Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated  November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)

10.40
Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.41
Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.42
“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.43
Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.44
Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)

10.45
First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.46
Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.47
Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.48
Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.49
Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.50
Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.51
Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.52
Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.53
Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.54
Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

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

10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008

10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008

10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008

10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008

10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifying Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: May 20, 2008	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)