Form 10-Q
period 2008-06-30
Surge Global Energy, Inc.
filed 2008-08-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
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

As of August 14, 2008, the Registrant had 31,447,387 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,506,685	$5,095,191
Investment in North Peace Energy Corp. (Note B)	2,962,936	3,170,833
Prepaid expenses	33,179	283,516
Total current assets	6,502,800	8,549,540

Property and equipment, net	15,037	20,810
Investment in Andora Energy (Note C)	3,540,639	3,540,639

Total Assets	$10,058,476	$12,110,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Note D)	$1,202,813	$1,153,536
Income tax payable (Note E)	-	5,280,789
Total current liabilities	1,202,813	6,434,325

Redeemable Preferred Shares (Note F)	-	5,930,156
Commitment and contingencies (Note L)	-	-

Stockholders' equity (deficiency):
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding (Note G)	-	-
Special Voting Preferred (Note G)- none outstanding	-	-
Series B - none issued and outstanding (Note G)	-	-
C Common stock, par value $.001 per share; 200,000,000 shares authorized; 31,947,387 and 36,470,337 shares issued and outstanding, respectively (Note G)	31,947	36,470
Additional paid-in capital	53,824,648	48,963,611
Accumulated other comprehensive income	(84,734)	(915,138)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of development stage	(32,578,686)	(36,000,923)
Total stockholders' equity (deficiency)	8,855,663	(253,492)

Total liabilities and stockholders' equity (deficiency)	$10,058,476	$12,110,989

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE INCOME (LOSSES)
(UNAUDITED)

					For the period from
					January 1, 2005
					(date of inception of development
	For the Three Months Ending		For the Six Months Ending		stage) through
	June 30		June 30		June 30,
	2008	2007	2008	2007	2008
		(Restated)		(Restated)	(Restated)
Operating expenses:
Selling, general and administrative expenses	$436,960	$1,306,734	$1,112,884	$2,570,797	$23,017,825
Depreciation and amortization	1,555	2,242	4,083	3,912	460,938
Oil and Gas impairment	-		-	-	8,242,031
Total operating expenses	438,515	1,308,976	1,116,967	2,574,709	31,720,794

Loss from operations	(438,515)	(1,308,976)	(1,116,967)	(2,574,709)	(31,720,794)

Gain on sale of Peace Oil property and Peace Oil Corp	3,699,858	3,098,554	3,699,858	3,098,554	1,950,434
Equity in losses from affiliates	-	(180,236)	-	(447,977)	(2,099,663)
Net loss on revaluation of warrant liability	-	-	-	-	(431,261)
Gain on sale of investments	205,397		805,397		805,397
Warrants issued in connection with Peace Oil acquisition		(368,000)		(368,000)	(368,000)
Financing income (expense), net	17,794	(743,392)	33,949	(762,057)	(4,393,894)
Income (Loss) from operations, before income taxes and minority interest	3,484,534	497,950	3,422,237	(1,054,189)	(36,257.781)
Provision for income taxes	(84,976)	(5,145,325)	-	(5,145,325)	-

Income (loss) before minority interest	3,399,558	(4,647,375)	3,422,237	(6,199,514)	(36,257,781)
Loss applicable to minority interest	-	-	-	-	3,679,096

Income (loss) available to common shareholders	$3,399,558	$(4,647,375)	$3,422,237	$(6,199,514)	$(32,578,685)
			-		-
Other comprehensive income (loss)	794,626	(27,177)	830,404	(40,594)	(84,734)

Comprehensive income (loss)	$4,194,184	$(4,674,552)	$4,252,641	$(6,240,108)	$(32,663,419)
Income (loss) per common share
- basic	$0.10	$(0.16)	$0.10	$(0.21)	$(1.18)
- diluted	$0.10	$(0.16)	$0.10	$(0.21)	$(1.18)
Weighted average shares outstanding used in income (loss) per share share calculation:
- basic	34,860,831	29,366,034	35,627,122	30,098,146	27,502,991
- fully diluted	34,860,831	29,366,034	35,627,122	30,098,146	27,502,991

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008 (UNAUDITED)

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

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008 (UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock options awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-		-	-	339,014	-	-	339,014
Net loss									(15,926,093)		(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008 (UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Total
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,866
Employee stock option expense	-	-	-	-	1,348,943	-	-	-	-	-	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion	-	-	(2,000,000)	(2,000)	(898,000)	-	-	-	-	-	(900,000)
Peace Oil acquisition warrants	-	-	-	-	368,000	-	-	-	-	-	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,076,575	-	-	-	-	-	1,076,575
Exchange of Redeemable Preferred Shares into common stock			7,499,907	7,500	4,468,824	-	-	-	-	-	4,476,324
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,068,738)	-	-	(1,068,738)
Net loss	-	-	-	-	-	-	-	-	(11,343,620)	-	(11,343,620)
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008
(UNAUDITED)

	Preferred Stock Shares		Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Foreign Currency Translation Adjustment	Accumulated Deficit During Development Stage	Accumulated Deficit	Total
Balance at December 31, 2007		-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)
Employee stock option expense	-		-	-	-	111,813	-	-	-	-	-	111,813
Retirement of stock-sale of Santa Rosa interest	-		-	(1,000,000)	(1,000)	1,000	-	-	-	-	-	-
Options exercised	-		-	100,000	100	-	-	-	-	-	-	100
Purchase and cancellation of stock	-		-	(433,333)	(433)	(29,900)	-	-	-	-	-	(30,333)
Purchase and cancellation of stock from prior Cold Flow Shareholders	-		-	(3,189,617)	(3,190)	4,774,054	-	-	-	-	-	4,770,864
Warrant expense	-		-	-	-	4,070	-	-	-	-	-	4,070
Unrealized gain on available for sale securities	-		-	-	-	-	-	-	615,052	-	-	615,052
Foreign currency translation adjustment	-		-	-	-	-	-	-	215,352	-	-	215,352
Net income	-		-	-	-	-	-	-	-	3,422,237	-	3,422,237
Balance at June 30, 2008	-		$-	31,947,387	$31,947	$53,824,648	$-	$-	$(84,734)	$(32,578,685)	$(12,337,511)	$8,855,663

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the period from
			January 1, 2005
	For the Six Months Ending		(date of inception
	June 30		of development
		2007	stage) through
	2008	(Restated)	June 30, 2008
Cash flows from operating activities:
Net Income (loss)	$3,422,237	$(6,199,514)	$(32,578,686)
Minority interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,083	3,772	460,798
Write-off of property and equipment	4,984	-	4,984
Gain on sale of Santa Rosa interest	(600,000)	-	(600,000)
Gain from redemption of Preferred Shares	(151,306)		(151,306)
Gain on sale of Peace Oil property and Peace Oil Corp., net of tax liabilities	(3,699,858)	2,046,771	(1,950,434)
Share of affiliate loss	-	447,977	2,099,663
Impairment of investments in oil and gas	-	-	8,242,031
Amortization and write-off of debt discount	-	395,477	3,738,938
Non cash compensation	111,813	869,062	6,442,303
Amortization of deferred compensation costs	-	-	3,039,038
Loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	4,070	368,000	372,070
Interest on Gemini	-	230,000	230,000
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	-	(3,301)	(132,384)
Prepaid expense and other assets	250,337	(43,596)	27,640
Accounts payable and accrued liabilities	(14,838)	662,247	995,760
Net cash used in operating activities	(668,478)	(1,223,105)	(8,741,780)
Cash flows from investing activities:
Investment in North Peace	(227,649)	-	(5,319,497)
Proceeds from sale of North Peace securities	189,634	-	189,634
Considerations paid in connection with sale of Peace Oil Corp, net of payables incurred	(1,413,222)	-	(1,413,222)
Gain on sale of Santa Rosa interest	600,000		600,000
Purchases of property and equipment	(3,294)	(12,949)	(113,930)
Capital expenditures in oil and gas properties	-	-	(11,778,846)
Oil leases	-	-	6,314,820
Asset retirement obligation	-	-	51,273
Disposition of Peace Oil property	-	12,675,004	14,071,294
Gemini repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	(854,531)	12,662,055	(4,404,879)
Cash flows from financing activities
Proceeds from the sale of common stock and stock subscription, net of costs and fees	-	-	4,250,000
Repurchase of Surge common stock	(30,333)	-	(30,333)
Proceeds from exercise of options	100	91,868	91,967
Proceeds from Joint Venture Partner cash call obligation, net	-	-	125,000
Repayment of Peace notes payable	-	(4,716,728)	250,000
Proceeds from convertible debentures	-	250,000	1,710,000

Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(30,233)	(4,374,860)	17,254,807

Effect of exchange rates on cash and cash equivalents	(35,264)	(40,596)	(761,398)

Net increase (decrease) in cash and cash equivalents	(1,588,506)	7,023,494	3,346,750

Cash and cash equivalents at the beginning of the period	5,095,191	1,527,073	159,935

Cash and cash equivalents at the end of the period	$3,506,685	$8,550,567	$3,506,685

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months Ending June 30,		For the period from January 1, 2005 (date of inception of Development stage) through June 30,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	9,591	-	9,591
Cash paid during the period for taxes	4,406	-	4,406

Supplemental Disclosures of Non-Cash Transactions:
Stock options pursuant to employment agreement	111,813	470,921	6,442,303
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Net unexchanged redeemable preferred stock issued in connection with the Peace Oil acquisition	-	-	5,930,156

See accompanying footnotes to unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2007 Form 10-KSB financial statements and the restated June 30, 2007 Form 10-QSB financial statements and footnotes thereto included in the Company's 2007 annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, Peace Oil Corp. (see Note B) and 1294697 Alberta Ltd., and its partially owned subsidiary, Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.) (see Note C), (collectively the “Company”).

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through June 30, 2008, the Company has accumulated development stage losses of $32,578,685 excluding foreign currency losses and gains or losses on available for sale securities of $84,734. The Company will cease to be a development stage oil and gas corporation once it commences oil and gas drilling and exploration which should occur during or before in the quarter ending December 31, 2008.

The Company’s Canadian subsidiaries are carried in Canadian dollars and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected as foreign currency gain or loss.

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

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

Investment in Unconsolidated Subsidiaries

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

The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of June 30, 2008.

Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has a total of $595,564 invested in cash in a short-term money market account maintained by a U.S. bank, of which $100,000 is subject to FDIC insurance, $2,952,759 in a national Canadian bank, and the balance in a liquid money market fund.

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other -than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses from operations of $438,515 and $1,308,976 for the quarters ended June 30, 2008 and 2007, respectively, and net losses from operations of $1,116,967 and $2,574,709 for the six months ended June 30, 2008 and 2007, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $5,299,987 as of June 30, 2008.  By adjusting operating expenses in future periods and the sale of marketable securities, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

New Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently believes the adoption of FSP APB 14-1 will have a material effect on its consolidated results of operations and financial condition.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – INVESTMENT IN NORTH PEACE ENERGY CORP AND PEACE OIL CORP

On March 2, 2007, Cold Flow Energy ULC (“Cold Flow”), a wholly owned Canadian subsidiary of 1294697 Alberta Ltd., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of Peace Oil Corp (“Peace Oil”), a Canadian company.  Cold Flow paid approximately CDN$16,620,000 in cash, promissory notes and exchangeable shares of Cold Flow preferred stock (the “Exchangeable Shares”) for all the outstanding shares of Peace Oil.  Each Exchangeable Share issued by Cold Flow could have been exchanged for two shares of Surge Global Energy, Inc.’s common stock for five years from the closing subject to certain redemption rights of Surge.  The Company also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price of $1.00 per share subject to certain contingencies.  Peace Oil was an oil and gas exploration and development company, and among other things, at that date held an undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”). The Acquisition of Peace Oil was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for Peace Oil have been included in the Consolidated Statements of Operations since the date of Acquisition.

Sale of Peace Oil Property to North Peace Energy Corp.:

On June 28, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was Cdn $15,000,000 in cash and 2,270,430 restricted common shares of North Peace (the “North Peace Transaction”) initially valued at $2.20 per share. After the North Peace Transaction, Peace Oil held a 4.87% fully diluted interest in North Peace prior to the new transactions described below. The Company utilized the proceeds from the sale to fund its operations.  None of Peace Oil, Cold Flow or 1294697 Alberta Ltd. has any ongoing business operations at this time.

On November 6, 2007, certain Exchangeable preferred shareholders of Cold Flow exchanged some of their Exchangeable Shares into Surge Global Energy, Inc. common stock. At that date, a total of 3,749,953.5 Preferred shares were converted into 7,499,907 Surge common shares.

In June, 2008, the Company exchanged 584,929 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,189,617 Surge common shares, leaving a balance of North Peace shares owned from the Peace transaction at 1,744,601 shares, or 3.7% of North Peace as of June 30, 2008.  As of June 30, 2008, the ten day weighted average closing price of the North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $1.70. The net unrealized gain on the investment in NPE which are held as securities available-for-sale was $615,052 at June 30, 2008 and was recorded as an increase in other comprehensive income.

Sale of Peace Oil Corp:

On June 27, 2008, Cold Flow entered into a definitive agreement with a privately owned Canadian corporation (“Purchaser”), pursuant to which Cold Flow sold all issued and outstanding common and preferred shares of Peace Oil, and the Purchaser assumed any tax liabilities of Peace arising from the sale of property to North Peace in June 2007.

The following summarizes the disposition of the Peace Oil for the six months ended June 30, 2008:

Cash consideration paid to the Purchaser	$(1,347,138)
Tax liabilities previously recorded	5,153,872
Other liabilities disposed of	87,438
Sub-total	3,894,172
Expenses incurred in connection with the sales transaction	(194,314)
Net gain in 2008 on sale of Peace Oil	$3,699,858

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – INVESTMENT IN ANDORA ENERGY (FORMERLY SIGNET ENERGY)

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

On November 15, 2005, the Company distributed 5,100,000 shares of common stock to its Signet officers, directors and certain shareholders, and 7,550,000 shares of Signet common stock to Deep Well and NAOL in exchange for leases of oil and gas properties. Surge Global Energy (Canada) Ltd. was renamed Signet Energy, Inc. (“Signet”) in November 2005. Signet became a minority owned subsidiary with the Company retaining a 77.3% voting control of Signet at December 31, 2005 pursuant to a Voting Trust Agreement with Northern Alberta Oil Ltd., or Northern, and Deep Well Oil & Gas (Alberta), Ltd., or Deep Well,  In July 2006, Signet completed a private placement transaction, and as a result of the financing and the Company’s election to not participate, the Company’s voting interest in Signet was reduced to 47.15% (fully diluted voting interest of 35.14%, which assumes the exercise of all outstanding warrants and options and the conversion of all convertible debt). Per the terms of the November 15, 2005 Voting Trust Agreement, voting control of the 7,550,000 Deep Well shares terminated which reduced the Company’s voting control to 29.31% as of February 25, 2007 (fully diluted voting interest of 21.84%), which percentage was subsequently reduced by additional financings made by Signet and the merger of Signet into Andora, see hereafter.

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

2006 Impairment

Signet was a pre-production stage development enterprise whose sole activity was the delineation and development of an oil sand resource at its Sawn Lake property. Signet drilled, completed and production tested three horizontal wells on the Sawn Lake property. The objective of these wells was to determine the feasibility of conventional oil production from the property’s oil sands resource, which feasibility was not established by the production test. As a result of these factors, the Company recorded an impairment charge of $6,296,016 for the year ended December 31, 2006, which reduced the carrying value of the investment.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – INVESTMENT IN ANDORA ENERGY (FORMERLY SIGNET ENERGY) (Continued)

Andora Agreement

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora") (the “Combination”). As part of the Combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock.  The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,138 shares of common stock of Andora representing approximately 5.81% of the fully diluted shares of Andora. Approximately 2,127,616 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim (see Note K), Andora is entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares will be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

Andora is a privately owned oil and gas company and is owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.   According to Andora disclosures, Andora’s assets include various percentage interests in 84 sections of oil sands permits and a gross overriding royalty on various interests held by Deep Well, all located in the Sawn Lake heavy oil project area of Alberta, Canada, as well as a 2.4% net gross overriding royalty (3% of an 80% working interest) on interests in the thickest net oil pay sections of the pool, which is payable by Deep Well.  At the time of the Combination, the Company’s former CEO was a member of of Signet’s Board of Directors of Signet and possessed 850,000 shares of Signet common stock, which he exchanged for approximately 252,361 shares of common stock of Andora.  See Litigation Matters - Note K.

Equity Method

The Company used the equity method to account for its investment in Signet effective July 6, 2006 until its interest were below 20% of the outstanding shares of Signet, subsequently Andora. Under the equity method of accounting, the Company's share of net income (loss) from Signet is reflected as an increase (decrease) in its investment accounts and is also recorded as equity loss from affiliates. For the six months ended June 30, 2008 and 2007, the Company charged operations for $0 and $267,741, respectively representing the Company’s share of Signet's loss. Both the 2006 impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.

The net investment in Andora at June 30, 2008 and December 31, 2007 was $3,540,639 representing the Company’s approximate 5.8% of the fully diluted shares of Andora. No charges relating to Andora were made to the Company’s financial statements in the quarter ended June 30, 2008, but a charge for the equity losses in Andora (formerly Signet) for the quarter ended June 30, 2007 was $267,741.The Company owns a total of 3,429,138 common shares of Andora of which 2,349,319 shares are held in an escrow account  created pursuant to the plan of arrangement between Signet Energy Inc., Andora Energy Corporation and an unaffiliated  numbered Alberta company.

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Accounts payable	$572,915	$498,478
Accrued expenses	629,898	655,058
Total	$1,202,813	$1,153,536

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – INCOME TAXES  PAYABLE

During the quarter ending June 30, 2008 the Company sold its Peace Oil Corp subsidiary. As part of that transaction the purchaser assumed any outstanding Canadian income tax liabilities arising out of the sale of Peace Oil assets to North Peace Energy Corp. The income tax liability recorded by the Company in conjunction with the sale was  approximately US$5,150,000.  (Note B).

NOTE F – REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil Acquisition, on March 2, 2007, the company’s indirect wholly owned subsidiary, Cold Flow Energy ULC, issued 8,965,390 exchangeable preferred shares (“Exchangeable Shares”) to the former Peace Oil shareholders, each of which was exchangeable into two shares of the Company’s common stock or effectively a total of 17,930,780 common shares were issuable upon full conversion.

On November 6, 2007, three former Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company. After this exchange Cold Flow had 5,215,436.5 Exchangeable Shares issued and outstanding which, at that time, were convertible into 10,430,873 common shares of the Company. Since a holder of Exchangeable Shares could cause redemption of shares at any time, the Company classified the redemption amount outside permanent equity. At December 31, 2007 the Company’s Redeemable Preferred Shares had a carrying value of US $5,930,156.

On June 17, 2008 the Company redeemed the balance of all the outstanding Exchangeable Shares in exchange for 584,929 shares of North Peace Energy (Note B) valued at $1.63 per share or a total consideration of $953,434. After this transaction, there were no outstanding Exchangeable Shares outstanding at June 30, 2008.

NOTE G – CAPITAL STOCK

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – CAPITAL STOCK (Continued)

Common Stock

On February 22, 2007, the Company approved an increase to the Company's authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation. As of June 30, 2008 and December 31, 2007, the Company had 31,947,387 and 36,470,337 shares, respectively, of Common Stock issued and outstanding.

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

In August and October 2005, the Company issued an aggregate of 1,710,000 shares of common stock in exchange for $1,710,000 of convertible notes. The Company entered into a Note and Warrant Purchase Agreement with investors on March 17, 2005 for the issuance of an aggregate of $1,710,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 855,000 shares of the Company’s common stock. The Noteholders had the option to convert any unpaid note principal to the Company’s common stock at $2.25 per share anytime during the term of the note. In August 2005, the Company entered an agreement with the noteholders to reduce the conversion rate to $1.00 per share, and the noteholders converted all the notes into 1,710,000 common shares of the Company.

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – CAPITAL STOCK (Continued)

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

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil financials as well as a pro forma of the combined companies. The Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The Company was unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, Gemini agreed to extend the time for filing of the registration statement, pursuant to an Exchange Purchase and Amendment Agreement (“Exchange Agreement”), until 30 days from the date of the Exchange Agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the date of Exchange Agreement. The Company did not complete a registration statement and, as a result, the Company incurred monthly liquidated damages, equal to 2% of such net proceeds described above, on a monthly basis and have accrued interest to February 1, 2008.  On August 7, 2008, the Company withdrew its registration statement.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867.

In April 2007, the Company redeemed 2,000,000 shares of Common Stock for a note payable with Gemini, which 2,000,000 shares were cancelled.

In November 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company.

In March, 2008 the Company redeemed 1,000,000 common shares in conjunction with its sale of the Santa Rosa property.

In May, 2008 the Company issued 100,000 common shares in conjunction with the exercise of options and simultaneously purchased 433,333 common shares from the same party at the same time.  These purchased shares were cancelled immediately.

In June 2008, the Company redeemed an aggregate of 3,189,617 shares of common stock in connection with buyback of shares previously issued in conjunction with the purchase of Peace Oil Corp. See Note B.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – WARRANTS AND STOCK OPTIONS

Class  A  Warrants.  The following table summarizes the balances of warrants outstanding at June 30, 2008.

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	100,000	0.41	$0.08	100,000	$0.08
0.10	100,000	0.50	0.10	100,000	0.10
0.60	3,000,000	3.91	0.60	3,000,000	0.60
0.93	1,000,000	0.38	0.93	1,000,000	0.93
1.00	1,000,000	1.99	1.00	1,000,000	1.00
1.45	600,000	1.05	1.45	600,000	1.45
1.60	1,005,000	1.48	1.60	1,005,000	1.60
2.00	1,200,000	2.70	2.00	1,200,000	2.00
	8,005,000	2.44	$1.08	8,005,000	$1.08

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,805,000	$0.93
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	10,805,000	$.94
Granted	200,000	.09
Exercised	-	-
Canceled or expired	(3,000,000)	.50
Outstanding at June 30, 2008	8,005,000	$1.08

During the six months ended June 30, 2008 the Company issued 200,000 warrants to purchase its common stock, of which 100,000 warrants were issued in settlement of a lawsuit and 100,000 were issued in conjunction with a consulting agreement.  During the six months ended June 30, 2008 the Company recorded a non-cash warrant expense of $4,070.

Also during this six month period, 2,000,000 warrants issued in conjunction with the Company’s financing  in March, 2007 to Gemini Financial and 1,000,000 warrants issued to Mark Fritz, a director, expired because of contractual agreements.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – WARRANTS AND STOCK OPTIONS (Continued)

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at June 30, 2008.

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.08	5,200,000	4.66	$0.08	2,573,336	$0.08
0.10	500,000	4.72	0.10	125,000	0.10
	5,700,000	4.67	$0.08	2,698,336	$0.08

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,611,203	$0.73
Granted	1,800,000	0.35
Exercised	(383,333)	0.24
Canceled or expired	(2,902,667)	0.82
Outstanding at December 31, 2007	8,125,203	$0.64
Granted	5,700,000	0.08
Exercised	(100,000)	0.00
Canceled or expired	(8,025,203)	0.65
Outstanding at June 30, 2008	5,700,000	$0.08

During the six months ended June 30, 2008, the Company issued a total of 5,700,000 stock options to new officers and directors. Options for 5,200,000 shares were issued at an exercise price of $0.08 per share and options for 500,000 shares were issued at $0.10 per share.  The options have a term of five years and generally are fully vested within twelve months of the date of issue.

During the six months ended June 30, 2008, a total of 8,025,203 stock options issued to prior directors and officers were cancelled due to their resignation pursuant to the terms of the Company’s employee stock option plan.

Compensation expense of $115,883 and $869,062 was charged to operations from expenses arising from the issuance of options and warrants during the six months ended June 30, 2008 and June 30, 2007, respectively.

NOTE I – GAIN ON SALE OF INVESTMENTS

On March 18, 2008, the Company sold its entire 17.52% interest in the Santa Rosa property for $600,000 in cash and 1,000,000 shares of  the Company’s common stock.  A gain on the sale is reflected in the condensed consolidated financial statements for the six months ended June 30, 2008. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off prior to the disposition.

During the quarter ended June 30, 2008, the Company exchanged 584,929 shares of North Peace Energy for all outstanding Cold Flow Exchangeable shares resulting in a gain on the exchange of $151,306 based on the exchange value of $1.63 per share (Note F) and also has a gain of $54,091 on the trading of North Peace stock.

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – RELATED PARTY TRANSACTIONS

Commencing in November 2004 and terminating in February 2008, the Company subleased office space in San Diego, California from Granite Financial Group, a company owned by a Dan Schreiber, a previous director of the Company at a rent of $1,800 per month. In January 2006, we entered into a one year sublease agreement at this location. The monthly rent under this sublease was $4,094 and this lease was cancelled as of February 28, 2008.

On December 31, 2007, the Company entered into an Addendum to Employment Agreement (the “Addendum”) with Mr. William Greene.  The Addendum extends the term of the Employment Agreement dated December 14, 2006 (the “Employment Agreement”) between the Company and Mr. Greene, as amended, from December 31, 2007 to June 30, 2008.  In addition, the Addendum provided that if Mr. Greene’s employment with the Company is terminated prior to June 30, 2008 due to a voluntary or involuntary change in control, Mr. Greene is entitled a ninety day (90) severance payment based on his current compensation.  Mr. Greene resigned on February 15, 2008 and agreed to serve as a consultant to the Company thereafter.

NOTE K – LITIGATION MATTERS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by the Company's private parties and governmental authorities. The Company is currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract purportedly entered into on October 12, 2004. The Company's Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. Dynamo notified the Company that it believes that agreement is valid, and in 2006 Dynamo filed a civil complaint in the Superior Court of San Diego County against the Company, Frederick Berndt, the Company's former V.P. and Director, E. Jamie Schloss, the Company's current Chief Financial Officer, Chief Executive Officer and Director, and Signet Energy, Inc. (“Signet”). On November 7, 2007, the San Diego Court dismissed the case on the grounds that case filed in San Diego, California was not a convenient forum to try the case.  On January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, and four Canadian entities. The Company and Mr. Perez were served on March 22, 2008, and had until July 25, 2008 to respond to the Statement of Claim. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense and do not anticipate an unfavorable outcome.

In 2007, David Perez, our former Chief Executive Officer and formerly Chairman of the Board, received approximately $290,000 for reimbursement of legal fees for lawsuits in which he and former director Daniel Schreiber were defendants before Mr. Perez’s resignation in February of 2008. Mr. Perez has claimed additional amounts from the Company as indemnification in connection with lawsuits involving a member of the 13D/A Group, Mr. Jack Zemer.  Mr. Schreiber has also claimed indemnification is owed to him in connection with the same lawsuits.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on information supplied by Mr. Perez. The current Board of Directors has reviewed those expenditures and determined that they were improper. Upon Mr. Perez resignation from the Company as Chief Executive Officer on February 6, 2008, he has also claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement.  The Company disputes that Mr. Perez resigned for “Good Reason” and denies that he is owed such severance.

On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schrieber, a former director which the Company determined should not have been paid. The Company is disputing this claim and will seek to recover any funds attributable to this claim from other parties.

On June 23, 2008, a complaint was filed against Registrant in Superior Court of San Diego, California (Case # 37-2008-00086302-CU-BC-CTL) by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of Surge's Bylaws with respect to advancement and reimbursement of legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Jack Zemer lawsuit, in which lawsuit the Company was not a named party, damages and attorney fees.  Mr. Perez reserved his right to seek any and all claims he has against the

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION MATTERS (Continued)

Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  The Company intends on vigorously defending this complaint.

On August 1, 2008, the Company filed counterclaims seeking monetary damages against Mr. Perez and Daniel Schreiber, a former Director, and Granite Financial Group, a company owned by Mr. Schreiber, alleging (i) breach of fiduciary duty, (ii) breach of his employment agreement, (iii) fraudulent and intentional misconduct in conscious disregard of the Company’s rights, (iv) conspiracy with other parties to wrongfully obtain the Company’s assets for themselves and each of them, and (v) seeking injunctive relief with respect to certain securities held by Mr. Perez.

NOTE L – COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2006, the Company established Cold Flow Energy ULC as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. The Company leased an office in Calgary, Alberta with monthly base rent of approximately $400 per month until June, 2009.

In March 2008, the Company relocated to its executive offices to 990 Highland Drive Suite 110-V, Solana Beach, California for a term of six months and monthly rent of $825.

On May 6, 2008, the Company cancelled its prior six-month lease at 990 Highland Drive Suite 110-V and entered into a new lease. The new lease is a three-year lease commencing May 6, 2008, The annual rentals are $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011

Employment Agreements

The Company had employment agreements with its former Executives who resigned from the Company during the quarter ending March 31, 2008. In addition to salary and benefit provisions, the agreements included commitments should the Executives terminate employment with or without cause.  It is the Company’s position that all of those contracts are now void and that no further payments or commitments are due on those contracts.  See Note K, Litigation Matters.

On May 1, 2008, the Board of the Company, amended the employment agreement of Mr. E. Jamie Schloss, Chief Executive Officer of the Company and agreed to pay him $9,500 per month for such services along with reimbursement of other expenses and fringe benefits. Under this agreement the compensation increases to $10,500 until December 31, 2009 and to $11,500 until April 30, 2010. Mr. Schloss’ employment is guaranteed until the end of his employment agreement.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a pension plan, available to full-time employees. The pension plan is a non-contributory defined contribution plan. The 401(k) plan provides for discretionary employee contribution of up to 100% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code or $15,000 for the year ended December 31, 2007

Consulting Agreements

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

SURGE GLOBAL ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (continued)

On June 23, 2008, a complaint was filed against Registrant in Superior Court of San Diego, California (Case # 37-2008-00086302-CU-BC-CTL) by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of Surge's Bylaws with respect to reimbursement of legal fees and expenses incurred by Mr. Perez in conjunction with the Jack Zemer lawsuit, in which lawsuit Registrant was not a party. The Company intends on vigorously defending this complaint and is considering counterclaims against Mr. Perez.

For all other litigation items see Note K, Litigation Matters and Note M, Subsequent Events.

NOTE M - SUBSEQUENT EVENTS:

On July 11, 2008, Dale Fisher resigned from the Board of Directors. In connection with Mr. Fisher’s resignation, the Company entered into an agreement to purchase 500,000 shares of the Company’s common stock from Mr. Fisher at a price of $0.07 per share.

On July 14, 2008, Edwin J. Korhonen was elected to the Board of Directors. The Company granted Mr. Korhonen options to purchase 300,000 shares of its common stock on the date of his election. The options are for a term of five years and will vest over a period of 12 months commencing August 14, 2008 in equal monthly installments and will be exercisable from each respective vesting date through July 13, 2013 at a price of $0.115 per share.

On August 1, 2008, the Company filed a counterclaim against David Perez, Daniel Schreiber and Granite Financial Group, a company owned by Mr. Schreiber. See Note K - Litigation Matters.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ending June 30, 2008 and the comparable period ending June 30, 2007, should be read in conjunction with the accompanying financial statements and related notes thereto for the period ended June 30, 2008 and 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008.

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

On June 28, 2007, Peace Oil Corp (“Peace Oil”) sold certain of its assets, including its undivided 30% working interest in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”) to North Peace Energy Corp. (“North Peace”)  for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity (the “North Peace Transaction”).  The Company intends utilizing the proceeds from such sale to continue future operations in the oil and gas business.

Corporate History (continued)

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

In connection with the Peace Oil acquisition, we also issued to 1304146 Alberta Ltd., a company formed by the former stockholders of Peace Oil, a warrant to purchase up to 1,000,000 shares, in the aggregate, of our common stock at an exercise price of $1.00 per share. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance. Other than holding 100% of the capital stock of Peace Oil, Cold Flow currently has minimal assets and liabilities and incurred $1,036 of office related expenses in the six months ended June 30, 2008.

Business Operations

Sawn Lake Project, Alberta, Canada

On September 19, 2007, the proposed business combination of Signet and Andora took place and the Company received a total of 3,429,138 common shares of Andora to hold a 5.87% fully diluted interest in Andora. Approximately 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet and are being held in conjunction with the Dynamo litigation. See Legal Proceedings. Andora is an oil and gas company owned and Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange, owns and controls 55% of Andora.

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

Red Earth Area, Alberta, Canada

On June 28, 2007, Peace Oil sold its interests in the Red Earth Leases and certain other assets to North Peace. As a result of this transaction, Peace Oil held 2,270,430 shares in North Peace Energy Corp. (NPE) or approximately 4.87% on a fully diluted basis.

On June 18, 2007, the Company exchanged 584,929 of the above North Peace Energy shares reducing the balance of North Peace shares owned at June 30, 2008 to 1,744,601 shares valued at $2,962,936 on June 30, 2008. The value of these shares will be adjusted quarterly based on actual market conditions.

On June 27, 2008, Cold Flow Energy ULC, parent of Peace Oil Corp, sold all of its common and preferred shares in Peace to an unaffiliated third party. In conjunction with that sale the Company had an after tax gain of $3,699,858 in the June 2008 quarter which reflected the reversal of Canadian income taxes accrued in prior periods. See Note B.

Santa Rosa Dome Project, Mendoza Province, Argentina

The Company sold its entire investment in the Santa Rosa Dome Prospect for $600,000 in cash and 1,000,000 shares of the Company’s common stock on March 18, 2008, and a gain on the sale was reflected in the quarter ending March 31, 2008 financial statements. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off in a prior period.

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

Disposition of Assets

On March 18, 2008, the Company sold its entire 17.52% interest in the Santa Rosa property and received in return $600,000 in cash and 1,000,000 shares of Surge common stock.

On June 25, 2007, the Company entered into an Agreement of Purchase and Sale (the “Peace Oil Sale Agreement”) with Peace Oil and North Peace, pursuant to which Peace Oil sold, on June 28, 2007, certain of its assets, including its 30% working interest in the Red Earth Leases, to North Peace (the “North Peace Transaction”).  In connection with the North Peace Transaction, North Peace paid Peace Oil approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in common shares of North Peace at an agreed price of CDN$2.20 per share. The North Peace common shares issued in the North Peace Transaction are subject to a contractual one-year hold period. We have agreed to be a party to the Peace Oil Sale Agreement and guarantee Peace Oil’s obligations related to oil assets and operating costs in connection with the North Peace Transaction.

 On June 27, 2008, the Company sold its Peace Oil Corp. subsidiary (see Note B).

Acquisition or Disposition of Plant and Equipment

In addition to the Combination described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant property, plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations. Following the closing of the North Peace Transaction, we anticipate having sufficient capital resources available to meet these acquisition needs (see the section entitled “Liquidity and Capital Resources” for more information

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Number of Employees

From our inception through the period ended June 30, 2008, we have relied on the services of outside consultants and currently have one (1) full time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of four (4) full employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

We received notification from the Division of Securities of the Ohio Department of Commerce that the sale of 1,000,000 shares to Mr. Mark Fritz may not be exempt from Ohio’s securities laws. See Legal Proceedings

In June 2006, Surge issued 160,000 shares in exchange for CDN$200,000 in convertible debt related to the Signet subsidiary and charged the Signet investment for US$ 178,618.

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

Working Capital Activities (continued)

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements including those related to revenue recognition, guarantees and product warranties, stock based compensation and business combinations. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements on the Company’s consolidated financial statements for the six months ended June 30, 2008.

For income tax reporting purposes, the Company’s aggregate Federal unused net tax loss carryforwards of approximately $10,000,000, with which expire at various times through 2027 subject to limitations of Section 382 of the Inernal Revenue Code, as amended.  The deferred tax asset related to the carryforward is approximately $3,000,000. The Company has provided a valualtion reserve against the full amount of the net tax future benefit, since in the opinion of mamgement based on past earnings of the Company, it is more likely that the benefit will not be realized.

Provisions for Canadian income taxes recorded in prior periods were reversed during the June, 2008 quarter due to the sale of the Company’s Peace Oil subsidiary. See Note E - Income Taxes.

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

Results of Operations

For The Three Month Periods Ending June 30, 2008 and June 30, 2007:

The Company had no operating revenues in the three months ended June 30, 2008 or June 30, 2007.

For the three months ended June 30, 2008 the Company had net income available to common shareholders of $3,400,000, income of $0.10 per share, versus a loss of approximately $4,647,000 (a loss of $0.16 per share) for the comparable period in 2007.  The overall change in income in the two periods was approximately $8,047,000. The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended June 30, 2008 were $439,000 versus $1,309,000 in the comparable three months ended June 30, 2007, a decrease of $870,000 (66.5%) from the prior period.  The decrease was primarily attributable to a reduction of $333,000 in non-cash option compensation, a decrease of payroll, directors fees, and related expenses of $287,000, a decrease in legal and audit expenses of $237,000, a decrease in rent expense $7,000 and a net decrease in other expenses of $6,000.

In the three months ended June, 2008, the Company recognized a gain on the sale of its Peace Oil Corp subsidiary of $3,700,000 after a reduction in Canadian taxes of $5,154,000 and expenses in conjunction with the sale of $194,000. The Company also recognized a gain of $54,000 on the sale of a portion of its investment on North Peace Energy with no comparable gain in 2007; and a gain of $151,000 on the buyback of outstanding Cold Flow Energy Exchangeable shares with no comparable gain in 2007.

Net financing income for the three months ended June 30, 2008 was $18,000 versus financing expense of $743,000 for the three months ended June 30, 2007, a reduction of financing expense of $761,000.

Equity in losses from affiliates was a charge of $180,000 in the June 2007 quarter with no comparable charge in 2008.

Foreign currency translation adjustments in the three months ended June 30, 2008 resulted in a foreign exchange translation loss of $148,000 compared to a loss on foreign currency exchange of $27,000 in the three months ended June 30, 2007.

Unrealized gain on available for sale securities in the three months ended June 30, 2008 was $942,000. No comparable gain occurred in 2007.

For The Six Month Periods Ending June 30, 2008 and June 30, 2007:

The Company had no operating revenues in the six months ended June 30, 2008 or June 30, 2007.

For the six months ended June 30, 2008 the Company had net income available to common shareholders of approximately $3,422,000 (income of $0.10 per share) versus a loss of approximately $6,200,000 (a loss of $0.21 per share) for the comparable period in 2007.  The overall change in net income for the two periods was approximately $9,622,000.  The detailed reasons for this change are set forth below:

For The Six Month Periods Ending June 30, 2008 and June 30, 2007 (continued):

Total operating expenses for the six months ended June 30, 2008 were $1,117,000 versus $2,575,000 in the comparable six months ended June 30, 2007, a decrease of $1,458,000 (56.6%) from the prior six month period.  The decrease was primarily attributable to a reduction of $757,000 in non-cash option compensation, a decrease of payroll, directors fees, and related expenses of $350,000, a decrease in legal and audit expenses of $331,000, a decrease in rent expense $15,000 and a net decrease in other expenses of $5,000.

In June, 2008, the Company recognized a gain on the sale of its Peace Oil Corp subsidiary of $3,700,000 after a reduction in Canadian taxes of $5,154,000. In the six months ended June 2007 the Company had recorded an after tax loss of $2,047,000 reflecting a provision for Canadian taxes of $5,154,000. The Company also recognized a gain of $54,000 on the sale of a portion of its investment on North Peace Energy with no comparable gain in 2007; a gain of $151,000 on the buyback of outstanding Cold Flow Energy Exchangeable shares with no comparable gain in 2007; and a gain of $600,000 on sale of the Santa Rosa interest with no comparable gain in 2007.

Net financing income for the six months ended June 30, 2008 was $34,000 versus financing expense of $762,000 for the six months ended June 30, 2007, a reduction of financing expense of $796,000.

Equity in losses from affiliates was a charge of $448,000 in the six months ended June 2007 with no comparable charge in 2008.

Foreign currency translation adjustments in the six months ended June 30, 2008 resulted in a gain on translation of $215,000 compared to a loss on foreign currency exchange of $41,000 in the six months ended June 30, 2007.

Unrealized gain (loss) on available for sale securities in the six months ended June 30, 2008 was $615,000. No comparable gain (loss) occurred in 2007.

Liquidity and Capital Resources

Current Position

As of June 30, 2008, we had cash and cash equivalents on hand of $3,507,000, marketable securities of $2,963,000 prepaid expenses of $33,000 totaling $6,503,000 versus current liabilities of $1,203,000, thereby creating a working capital surplus of  $5,300,000.  At December 31, 2007, the Company had cash on hand of $5,095,000 and other investments and prepaid expenses of  $3,454,000 for a total current assets of $8,550,000. The net decrease in current assets during the six month period of $2,047,000 was attributable mainly to the sale of Peace Oil Corp ($1,541,000, including expenses of sale) $1,190,000 used to repurchase the outstanding Exchangeable Preferred shares., less $654,000 received from the gain on sale of investments.

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

In connection with a private sale of our common stock in a prior period, we issued shares of stock to Mr. Mark Fritz, currently a director of the Company, a purchaser in the State of Ohio. The Division of Securities of the Ohio Department of Corporations notified us that such sales may have been completed without an exemption from Ohio’s securities laws.  Mr. Fritz commenced an arbitration hearing in Ohio against Granite Financial, which received compensation from the issuance of shares, to compel Granite Financial to pay for the rescission of Mr. Fritz’s shares. Granite has in turn requested that the Company indemnify them from liability, with which the Company disagrees. If the Company is ultimately required to unwind the sale of all securities and shares made to Mr. Fritz, which total $2,025,000, the Company may have a contingent liability in that amount. See “Legal Proceedings”.

Inflation

Our opinion is that inflation has not had a material effect on our operations. Inflation will increase operating expenses but since the Company’s two investments in Peace Oil and Andora have significant oil reserves, such reserves should increase as oil prices increase due to inflation and market forces.

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

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company made an offer of settlement, which was not accepted. Dynamo notified us that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former Chief Financial Officer and Director. In early June 2007, Dynamo asked us to stipulate On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint in California, which it has not done so to date, and (ii) determined that the Court does not have personal jurisdiction over Signet, Frederick Berndt and E. Jamie Schloss and dismissed them from the lawsuit.  The Court entered Dynamo’s dismissal request without prejudice.

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

Additionally, upon Mr. Perez resignation from the Company as Chief Executive Officer on February 6, 2008, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement, in excess of one million dollars including legal fees.  The Company disputes that Mr. Perez resigned for “Good Reason,” denies that he is owed such severance.

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

On June 23, 2008, a complaint was filed against Registrant in Superior Court of San Diego, California (Case # 37-2008-00086302-CU-BC-CTL) by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of Surge's Bylaws with respect to advancement and reimbursement of legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Jack Zemer lawsuit, in which lawsuit the Company was not a named party, damages and attorney fees. Mr. Perez reserved his right to seek any and all claims he has against the Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  The Company intends on vigorously defending this complaint.

On August 1, 2008, the Company filed counterclaims seeking monetary damages against Mr. Perez and Daniel Schreiber, a former director and Granite Financial Group, a company owned by Mr. Schreiber, alleging (i) breach of fiduciary duty, (ii) breach of his employment agreement, (iii) fraudulent and intentional misconduct in conscious disregard of the Company’s rights, (iv) conspiracy with other parties to wrongfully obtain the Company’s assets for themselves and each of them, and (v) seeking injunctive relief with respect to certain securities held by Mr. Perez.

ITEM 1A. RISK FACTORS:

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarter ended June 30, 2008 100,000 shares of common stock were exercised at $.001 per share. During the six months ended June 30, 2008, the Company issued a total of 5,700,000 stock options to new officers and directors. Options for 5,200,000 shares were issued at an exercise price of $0.08 per share and options for 500,000 shares were issued at $0.10 per share.  The options have a term of five years and generally are fully vested within twelve months of the date of issue. No commissions were paid by the Company in connection with the issuance of the foregoing securities. All certificates bear an appropriate restrictive legend. Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2008, the Company issued 100,000 warrants issued at an exercise price of $0.10 and expire on December 31, 2008, and a second 100,000 warrants were issued with a term of six months from the date of issue and an exercise price of $0.08.

During the quarter ended June 30, 2008, the Company redeemed and cancelled 3,189,617 shares of its common stock in conjunction with buy back of Cold Flow Exchangeable shares and 433,333 shares from a former director for a total cost of $263,173, of which $30,333 was paid in cash and $223,273 was paid for by exchanging 136,977 shares of North Peace Energy common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES:

None.

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6.  EXHIBITS:

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

10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008

10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008

10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008

10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008

10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008

10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (to be filed by amendment to Form 8-K filed June 23, 2008 (June 17, 2008 – date of earliest event))

10.77	Left blank intentionally.

10.78
Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.79
Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008  - date of earliest event – June 17, 2008)

10.80
Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher  Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008  - date of earliest event – June 17, 2008)

10.81
Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008  - date of earliest event – June 17, 2008)

10.82
Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust.  (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008  - date of earliest event – June 17, 2008)

10.83
Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008  - date of earliest event – June 17, 2008)

10.84
Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp.  (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008  - date of earliest event - June 27, 2008)

10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)

10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifying Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2008	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)