Form 10-Q
period 2008-09-30
Surge Global Energy, Inc.
filed 2008-11-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 13, 2008, the Registrant had 31,497,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,964,269	$5,095,191
Note receivable	137,500	-
Investment in marketable securities	2,024,766	3,170,833
Prepaid expenses	206,333	283,516
Total current assets	4,332,868	8,549,540

Property and equipment, net	14,526	20,810
Oil and gas properties, using full cost accounting – unproved	568,160	-
Investment in Andora Energy	3,540,639	3,540,639

Total Assets	$8,456,193	$12,110,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,225,518	$1,153,536
Income tax payable	-	5,280,789
Total current liabilities	1,225,518	6,434,325

Redeemable Preferred Shares	-	5,930,156
Commitment and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 and 1 share issued and outstanding, respectively	-	-
Common stock, par value $.001 per share; 200,000,000 shares authorized; 31,497,387 and 36,470,337 shares issued and outstanding, respectively	31,497	36,470
Additional paid-in capital	53,877,036	48,963,611
Accumulated other comprehensive income	(1,171,154)	(915,138)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(33,169,192)	(36,000,923)
Total stockholders' equity (deficit)	7,230,675	(253,492)

Total liabilities and stockholders' equity (deficit)	$8,456,193	$12,110,989

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

					For the period from
					January 1, 2005
					(date of inception of exploration
	For the Three Months Ended		For the Nine Months Ended		stage) through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
		(Restated)		(Restated)
Operating expenses:
Selling, general and administrative expenses	$542,250	$917,034	$1,655,134	$3,487,831	$23,560,075
Depreciation and amortization	1,636	2,660	5,719	6,572	462,574
Oil and gas property impairment	-	-	-	-	8,242,031
Total operating expenses	543,886	919,694	1,660,853	3,494,403	32,264,680

Loss from operations	(543,886)	(919,694)	(1,660,853)	(3,494,403)	(32,264,680)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	(50,849)	-	3,649,009	3,098,554	1,899,585
Equity in losses from affiliates	-	(608,601)	-	(1,056,578)	(2,099,663)
Revaluation loss (net) of warrant liability	-	-	-	-	(431,261)
Gain on redemption of preferred shares	-	-	151,306	-	151,306
Gain on sale of investments	1,431	-	655,522	-	655,522
Warrants issued in connection with Peace Oil acquisition		-		(368,000)	(368,000)
Interest income (expense), net	2,798	(516,557)	36,747	(1,278,614)	(4,391,096)
Income (loss) from operations before income taxes and minority interest	(590,506)	(2,044,852)	2,831,731	(3,099,041)	(36,848,287)
Provision for income taxes	-	119,584	-	(5,025,741)	-
Income (loss) before minority interest	(590,506)	(1,925,268)	2,831,731	(8,124,782)	(36,848,287)
Loss applicable to minority interest	-	-	-	-	3,679,096
Net income (loss)	$(590,506)	$(1,925,268)	$2,831,731	$(8,124,782)	$(33,169,191)
			-		-
Other comprehensive loss:
Unrealized loss on available for sale securities	(1,006,792)	-	(391,740)	-	(391,740)
Foreign currency translation adjustment	(79,628)	(368,548)	135,724	(683,237)	(779,414)

Comprehensive income (loss)	$(1,676,926)	$(2,293,816)	$2,575,715	$(8,808,019)	$(34,340,345)
Income (loss) per common share:
- basic	$(0.02)	$(0.07)	$0.08	$(0.27)
- diluted	$(0.02)	$(0.07)	$0.08	$(0.27)
Weighted average shares outstanding:
- basic	31,515,322	28,970,430	35,762,270	29,718,110
- diluted	31,515,322	28,970,430	35,762,270	29,718,110

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30,		stage) through
	2008	2007	September 30, 2008
		(Restated)
Cash flows from operating activities:
Net income (loss)	$2,831,731	$(8,124,782)	$(33,169,192)
Minority interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,719	6,432	462,434
Write-off of property and equipment	4,984	-	4,984
Gain on sale of Santa Rosa interest	(600,000)	-	(600,000)
Gain from redemption of preferred shares	(151,306)	-	(151,306)
Gain on sale of Peace Oil property and Peace Oil Corp., net of tax liabilities	(3,649,009)	1,927,185	(1,951,331)
Gain on marketable securities	(57,637)	-	(57,637)
Share of affiliate loss	-	1,056,578	2,099,663
Impairment of investments in oil and gas	-	-	8,242,031
Amortization and write-off of debt discount	-	900,808	3,738,938
Non-cash compensation	183,392	1,188,803	6,513,882
Amortization of deferred compensation costs	-	-	3,039,038
Loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	13,679	368,000	381,679
Interest on Gemini	-	230,000	230,000
Founders stock	-	-	4,265,640
Increase/decrease in:
Other receivable	-	(4,787)	(132,384)
Prepaid expense and other assets	77,518	(17,797)	(145,514)
Accounts payable and accrued liabilities	60,803	147,095	1,247,161
Net cash used in operating activities	(1,280,126)	(2,322,465)	(9,229,749)

Cash flows from investing activities:
Investment in North Peace	(246,379)	-	(5,338,227)
Investment in 11 Good Energy	(137,500)	-	(137,500)
Proceeds from sale of North Peace securities	189,633	-	189,633
Considerations paid in connection with sale of Peace Oil Corp, net of payables incurred	(1,541,452)	-	(1,541,452)
Proceeds from sale of Santa Rosa interest	600,000	-	600,000
Payment for note receivable	(137,500)	-	(137,500)
Purchases of property and equipment	(4,419)	(12,949)	(115,055)
Capital expenditures in oil and gas properties	(568,160)	-	(12,347,006)
Proceeds from sale of oil leases	-	-	6,314,820
Asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	13,379,994	14,071,294
Gemini repayment	-	(1,380,000)	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	(1,845,777)	11,987,045	(5,396,125)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30,		stage) through
	2008	2007	September 30, 2008
		(Restated)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	-	-	4,250,000
Repurchase of Surge common stock	(30,333)	-	(30,333)
Proceeds from exercise of options	5,850	91,868	97,717
Proceeds from Joint Venture Partner cash call obligation, net	-	-	125,000
Repayment of Peace notes payable	-	(5,035,406)	250,000
Proceeds from convertible debentures	-	250,000	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(24,483)	(4,693,538)	17,260,557

Effect of exchange rates on cash and cash equivalents	19,464	(409,143)	(830,349)

Net increase (decrease) in cash and cash equivalents	(3,130,922)	4,561,899	1,804,334

Cash and cash equivalents at the beginning of the period	5,095,191	1,527,073	159,935

Cash and cash equivalents at the end of the period	$1,964,269	$6,088,972	$1,964,269

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$10,351	$181,629	$10,351
Cash paid during the period for taxes	5,661	-	5,661

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Repurchase of common stock and redeemable preferred shares in exchange for marketable securities	4,770,863	-	4,770,863
Cancellation of common shares	1,000	-	1,000
Unrealized loss on available for sale securities	391,740	-	391,740
Exchange of North Peace shares for common shares	35,000	-	35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	900,808	900,808
Stock options pursuant to employment agreement	-	1,188,803	6,170,350
Redeemable preferred stock issued in connection with the Peace Oil acquisition	-	10,081,000	10,081,000

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2007 Form 10-KSB consolidated financial statements and notes thereto included in the Company's 2007 annual report on SEC Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, Peace Oil Corp. (see Note 3) and 1294697 Alberta Ltd., and its partially owned subsidiary, Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.) (see Note 4), (collectively the “Company”). None of Peace Oil, Cold Flow or 1294697 Alberta Ltd. has any ongoing business operations at this time.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of exploration stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of exploration stage through September 30, 2008, the Company has accumulated exploration stage losses of $33,169,192 excluding foreign currency losses and gains or losses on available for sale securities of $1,171,154. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling and exploration which management anticipates should occur during the quarter ending December 31, 2008.

The Company’s Canadian subsidiaries are carried in Canadian dollars and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected as foreign currency gain or loss.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

Oil and Gas Properties

The Company presently has no operating oil and gas properties, although the Company made an acquisition of drilling and exploration rights on two leases aggregating approximately 2,500 acres in Green Springs, Nevada and has announced the acquisition of other oil and gas prospects. Once it begins operations, the Company will use the full cost accounting method to account for the costs incurred in the acquisition, exploration, exploitation, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration, exploitation and development activities, will be capitalized as oil and gas property costs. The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, will be amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. The Company anticipates its unevaluated property costs to remain unevaluated for no longer than one year from the date of acquisition.

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

The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of September 30, 2008.

Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has a total of $1,823,936 invested in cash in a short-term money market account maintained by a U.S. bank, of which $250,000 is subject to FDIC insurance, $132,454 in a national Canadian bank, and the balance in a liquid money market fund.

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities , Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59,  Accounting for Noncurrent Marketable Equity Securities , and Emerging Issue Task Force Abstract 03-01  The Meaning of Other-than-temporary Impairment and its Application to Certain Investments,  provide guidance on determining when an investment  is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment. See Note 3.

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses from operations of $543,886 and $919,694 for the quarters ended September 30, 2008 and 2007, respectively, and net losses from operations of $1,660,853 and $3,494,403 for the nine months ended September 30, 2008 and 2007, respectively. The Company’s cash position at September 30, 2008 was $1,964,269 compared with $5,095,191 at December 31, 2007. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $3,107,350 as of September 30, 2008.  By adjusting operating expenses in future periods and the sale of marketable securities, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

NOTE 2 – NOTE RECEIVABLE

In September 2008, the Company paid $275,000 and issued 1,000,000 warrants at an exercise price of $0.75 per share through December 31, 2009 for the purchase of 500,000 shares and a $275,000 note receivable from 11 Good Energy, Inc., a developer of a next generation biodiesel.  The CEO of 11 Good Energy is a former director of the Company.  The note receivable has an interest rate of 8% and is due June 30, 2009.  The note is secured with a lien on certain real property owned by the CEO of 11 Good Energy.  The note is convertible into 11 Good Energy common shares and an equal number of common stock purchase warrants exercisable until June 30, 2010, or redeemable at the Company's election at the maturity date or redemption date of the note.  The conversion price is 85% of the cash sales price per share of the stock offered in the equity financing, with no value attributable to any warrants.  In addition to the conversion shares, Surge will also receive a warrant to purchase common shares at the conversion, with the number of shares equal to the number of conversion shares.

The Company allocated the purchase price to the note receivable and the marketable securities based on the approximate relative fair value of the instruments received.  The allocation of the purchase price was $137,500 to the note receivable and $137,500 to the 500,000 common shares of 11 Good Energy.

NOTE 3 – INVESTMENT IN MARKETABLE SECURITIES

North Peace Energy Corp.

On June 28, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was Cdn $15,000,000 in cash and 2,270,430 restricted common shares of North Peace initially valued at $2.20 per share. After the North Peace transaction, the Company held a 4.87% fully diluted interest in North Peace prior to the new transactions described below. The Company utilized the proceeds from the sale to fund its operations.

In June and July 2008, the Company exchanged a total of 606,402 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of North Peace shares owned from the North Peace transaction at 1,739,129 shares, or 3.1% of North Peace as of September 30, 2008.  As of September 30, 2008, the ten day weighted average closing price of the common stock of North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $1.09. The net unrealized loss on the investment in NPE shares which are held as securities available-for-sale was $1,006,792 for the quarter ended September 30, 2008 and a unrealized loss of $391,740 for the nine months ended September 30, 2008. This loss was recorded as a decrease in other comprehensive income and a reduction in shareholders’ equity.

Sale of Peace Oil Corp

On June 27, 2008, Cold Flow Energy ULC, a wholly subsidiary, entered into a definitive agreement with a privately owned Canadian corporation (“Purchaser”), pursuant to which Cold Flow sold all issued and outstanding common and preferred shares of Peace Oil, and the Purchaser assumed any tax liabilities of Peace arising from the sale of property to North Peace in June 2007.

The following summarizes the disposition of the Peace Oil:

Cash consideration paid to the purchaser	$(1,347,138)
Tax liabilities previously recorded	5,153,872
Other liabilities disposed of	87,438
Subtotal	3,894,172
Expenses of sale	(193,417)
Exchange adjustments from date of sale	(51,746)
Net gain in 2008 on sale of Peace Oil	$3,649,009

Summary of Marketable Securities as of September 30, 2008

As of September 30, 2008, the Company owned 1,739,129 shares of North Peace Energy valued at $1,887,266 ($1.09 per share) and 500,000 shares of 11 Good Energy, Inc. valued at $137,500, for a total of value of marketable securities of $2,024,766 compared with a value of marketable securities of $3,170,833 at December 31, 2007.

NOTE 4 – INVESTMENT IN ANDORA ENERGY (FORMERLY SIGNET ENERGY)

.Andora Agreement

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora"). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock.  The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora.  Since the combination, the Company has recorded its investment in Andora using the cost method of accounting.  Approximately 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim (see Note 11), Andora is entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares will be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

Andora is a privately owned oil and gas company and is owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.   According to Andora disclosures, Andora’s assets include various percentage interests in 84 sections of oil sands permits and a gross overriding royalty on various interests held by Deep Well, all located in the Sawn Lake heavy oil project area of Alberta, Canada, as well as a 2.4% net gross overriding royalty (3% of an 80% working interest) on interests in the thickest net oil pay sections of the pool, which is payable by Deep Well.  At the time of the combination, the Company’s former CEO was a member of of Signet’s Board of Directors of Signet and possessed 850,000 shares of Signet common stock, which he exchanged for approximately 252,361 shares of common stock of Andora.  See Litigation Matters - Note 11.

The Company used the equity method to account for its investment in Signet effective July 6, 2006 until its interest declined below 20% of the outstanding shares of Signet, subsequently Andora. Under the equity method of accounting, the Company's share of net income (loss) from Signet is reflected as an increase (decrease) in its investment accounts and is also recorded as equity loss from affiliates. For the nine months ended September 30, 2008 and 2007, the Company charged operations for $0 and $267,741, respectively representing the Company’s share of Signet's loss. Both the 2006 impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.

The net investment in Andora at September 30, 2008 and December 31, 2007 was $3,540,639 representing the Company’s approximate 5.8% of the fully diluted shares of Andora. No charges relating to Andora were made to the Company’s financial statements in the quarter ended September 30, 2008, but a charge for the equity losses in Andora (formerly Signet) for the quarter ended September 30, 2007 was $608,601.The Company owns a total of 3,429,138 common shares of Andora of which 2,349,321 shares are held in an escrow account  created pursuant to the plan of arrangement between Signet Energy Inc., Andora Energy Corporation and an unaffiliated Alberta company.

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

NOTE 5 – INCOME TAXES PAYABLE

In June 2008, the Company sold its Peace Oil Corp subsidiary. As part of that transaction, the purchaser assumed any outstanding Canadian income tax liabilities arising out of the sale of Peace Oil assets to North Peace Energy Corp. The income tax liability recorded by the Company in conjunction with the sale was approximately US$5,150,000 prior to the sale of Peace Oil Corp. (Note 3). After the sale, the Company had no Canadian income tax liability. The Company has a tax loss carryforward of approximately $11,000,000 at September 30, 2008.

NOTE 6 – REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil acquisition on March 2, 2007, the Company’s indirect wholly owned subsidiary, Cold Flow Energy ULC, issued 8,965,390 exchangeable preferred shares (“Exchangeable Shares”) to the former Peace Oil shareholders, each of which was exchangeable into two shares of the Company’s common stock or effectively a total of 17,930,780 common shares were issuable upon full conversion.

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

On June 17, 2008 the Company redeemed the balance of all the outstanding Exchangeable Shares in exchange for 584,929 shares of North Peace Energy (Note 3) valued at $1.63 per share or a total consideration of $953,434. After this transaction, no Exchangeable Shares were outstanding.

NOTE 7 – CAPITAL STOCK

Preferred Stock

On March 2, 2007, the Company issued one share of our Special Voting Preferred Stock to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The preferred stock was issued in connection with our acquisition of Peace Oil. The issuance of the preferred stock is exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock. The one share of Special Voting Preferred Stock referred to herein was cancelled in June 2008.

Common Stock

On February 22, 2007, the Company approved an increase to the Company's authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation.

The Company is not currently subject to any contractual arrangements, which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $.05 per share per year so long as any one preferred stock remains outstanding unless all accrued and unpaid dividends on one preferred stock has been set apart and there are no arrearages with respect to the redemption of any preferred stock.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors, Gemini Financial,  in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration is not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil financials as well as a pro forma of the combined companies. The Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  In December 2006, the FASB approved FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. In adopting FSP EITF 00-19-2 accounting pronouncement on January 1, 2007, the Company reclassified the remainder of the warrant liability of $2,309,400 to permanent equity.

The Company was unable to obtain an effective registration statement as of March 28, 2007. Subsequently, on April 19, 2007, Gemini agreed to extend the time for filing of the registration statement, pursuant to an Exchange Purchase and Amendment Agreement, until 30 days from the date of the agreement and the time for the effectiveness of the registration statement from March 28, 2007 to 120 days from the date of agreement. The Company did not complete a registration statement and, as a result, the Company incurred monthly liquidated damages, equal to 2% of such net proceeds described above, on a monthly basis and have accrued interest to February 1, 2008.  On August 7, 2008, the Company withdrew its registration statement.

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

In March 2008, the Company received and cancelled 1,000,000 common shares in conjunction with its sale of the Santa Rosa property.

In May 2008, the Company issued 100,000 common shares in conjunction with the exercise of options and simultaneously purchased 433,333 common shares from the same party at the same time.  These purchased shares were cancelled immediately.

In June and July 2008, the Company redeemed an aggregate of 3,689,617 shares of common stock in connection with buyback of shares previously issued in conjunction with the purchase of Peace Oil Corp. See Note 3.

In September 2008, the Company issued 50,000 common shares in conjunction with stock options exercised at $0.115 per share for a total proceeds of $5,750.

NOTE 8 – WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at September 30, 2008.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	100,000	0.15	$0.08	100,000	$0.08
0.10	100,000	0.25	0.10	100,000	0.10
0.11	300,000	1.75	0.11	50,000	0.11
0.12	120,000	1.75	0.12	10,000	0.12
0.60	3,000,000	3.66	0.60	3,000,000	0.60
0.75	1,000,000	1.25	0.75	1,000,000	0.75
0.93	1,000,000	0.13	0.93	1,000,000	0.93
1.00	1,000,000	1.74	1.00	1,000,000	1.00
1.45	600,000	0.80	1.45	600,000	1.45
1.60	1,005,000	1.24	1.60	1,005,000	1.60
2.00	1,200,000	2.45	2.00	1,200,000	2.00
	9,425,000	2.07	$1.00	9,065,000	$1.00

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,805,000	$0.93
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	10,805,000	$0.94
Granted	1,620,000	0.50
Exercised	-	-
Canceled or expired	(3,000,000)	0.50
Outstanding at September 30, 2008	9,425,000	$1.00

During the nine months ended September 30, 2008, the Company issued 1,620,000 warrants to purchase its common stock, of which 100,000 warrants were issued in settlement of a lawsuit exercisable at $0.10 per share; 520,000 were issued in conjunction with consulting agreements at an average price of $0.1065 per share; and 1,000,000 warrants were issued to Frederick C. Berndt at an exercise price of $0.75 per share in conjunction with the 500,000 shares received from Mr. Berndt and the $275,000 note receivable purchased from 11 Good Energy, Inc.  During the nine months ended September 30, 2008, the Company recorded a non-cash warrant expense of $13,679.

During the nine months ended September 30, 2008, 2,000,000 warrants issued in conjunction with the Company’s financing in March 2007 to Gemini Financial and 1,000,000 warrants issued to Mark Fritz, a director, expired because of contractual agreements.

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at September 30, 2008.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.08	5,200,000	4.41	$0.08	3,558,333	$0.08
0.09	500,000	4.98	0.09	-	0.09
0.10	500,000	4.46	0.10	250,000	0.10
0.115	250,000	4.79	0.115	-	0.115
	6,450,000	4.47	$0.08	3,808,333	$0.08

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,611,203	$0.73
Granted	1,800,000	0.35
Exercised	(383,333)	0.24
Canceled or expired	(2,902,667)	0.82
Outstanding at December 31, 2007	8,125,203	$0.64
Granted	6,500,000	0.08
Exercised	(150,000)	0.04
Canceled or expired	(8,025,203)	0.65
Outstanding at September 30, 2008	6,450,000	$0.08

During the nine months ended September 30, 2008, the Company issued a total of 6,500,000 stock options to new officers and directors. Options for 5,200,000 shares were issued at an exercise price of $0.08 per share, 500,000 options were issued at $0.10 per share, 500,000 options were issued at $0.09 per share, and 300,000 options were issued at $0.115 per share (of which 50,000 shares were exercised).  The options have a term of five years and generally are fully vested within twelve months of the date of issue.

During the nine months ended September 30, 2008, a total of 8,025,203 stock options issued to prior directors and officers were cancelled due to their resignation pursuant to the terms of the Company’s employee stock option plan.

Non cash compensation expense of $183,392 and $1,188,803 was charged to operations from expenses arising from the issuance of options during the nine months ended September 30, 2008 and September 30, 2007, respectively.

NOTE 9 – GAIN ON SALE OF INVESTMENTS

On March 18, 2008, the Company sold its entire 17.52% interest in the Santa Rosa property for $600,000 in cash and 1,000,000 shares of the Company’s common stock.  A gain on the sale of $600,000 is reflected in the consolidated financial statements for the nine months ended September 30, 2008. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off prior to the disposition.

During the quarter ended June 30, 2008, the Company exchanged 584,929 shares of North Peace Energy for all outstanding Cold Flow Exchangeable shares resulting in a gain on the exchange of $151,306 based on the exchange value of $1.63 per share (Note 6) and also has a gain of $54,091 on the sale of North Peace stock.

During the quarter ended September 30, 2008, the Company exchanged 21,473 shares of North Peace Energy for 500,000 common shares of the Company and recorded a gain on this transaction of $3,546 before exchange rate changes.

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 31, 2007, the Company entered into an Addendum to Employment Agreement with Mr. William Greene.  The addendum extends the term of the Employment Agreement dated December 14, 2006 between the Company and Mr. Greene, as amended, from December 31, 2007 to June 30, 2008.  In addition, the Addendum provided that if Mr. Greene’s employment with the Company is terminated prior to June 30, 2008 due to a voluntary or involuntary change in control, Mr. Greene is entitled to a 90-day severance payment based on his current compensation.  Mr. Greene resigned on February 15, 2008 and agreed to serve as a consultant to the Company thereafter.

On May 1, 2008, the Company entered in to an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss will also serve as CEO of Peace Oil Corp. and Cold Flow Energy, ULC. and all other Canadian subsidiaries at no additional compensation; however, Mr. Schloss shall also receive payment for services rendered prior to the execution of this agreement for the periods May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month and reimbursement of reasonable out of pocket expenses.

NOTE 11 – LITIGATION MATTERS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company is currently involved in contract and indemnity disputes in several litigation matters:  Litigation can involve complex factual and legal questions and its outcome is uncertain. Although it is not possible at this early stage to predict the likely outcome of this action, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), filed a complaint in San Diego Superior Court in connection with an alleged breach of contract purportedly entered into on October 12, 2004. The Company's Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. In 2006 Dynamo filed a civil complaint in the Superior Court of San Diego County against the Company, Frederick Berndt, the Company's former V.P. and Director, E. Jamie Schloss, the Company's current Chief Executive Officer, Chief Financial Officer and Director, and Signet Energy, Inc. (“Signet”).  On November 7, 2007, the San Diego Court dismissed the case on the grounds that case filed in San Diego, California was not a convenient forum to try the case and on January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice.

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company and Mr. Perez were served on March 22, 2008. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued costs of litigation to September 30, 2008. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from this claim.

David Perez, our former Chief Executive Officer and formerly Chairman of the Board, and/or his law firm received approximately $345,000 before Mr. Perez’s resignation on February 6, 2008 for reimbursement of legal fees incurred in lawsuits involving Mr. Jack Zemer, in which suits Mr. Perez and former director Daniel Schreiber were defendants, and in which the Company was not a party. Mr. Perez has also claimed additional amounts from the Company as indemnification in connection with these lawsuits totaling $191,000 to date.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on incomplete information supplied by Mr. Perez.  The current Board of Directors, elected on February 11, 2008, has reviewed those claims and expenditures and based on legal advice determined that they were improper.

After Mr. Perez resigned from the Company as Chief Executive Officer, he has also claimed that his resignation was for “Good Reason” as defined in his employment agreement and he is owed the severance provided for in his employment agreement.  The Company is disputing this claim and will seek to recover any funds paid, accrued or attributable to this claim. The Company also disputes that Mr. Perez resigned for “Good Reason;” denies that he is owed such severance, and the Company has filed a cross complaint against Mr. Perez to recover all legal fees paid or accrued and to recover other damages from Mr. Perez.

On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid.

On June 23, 2008, a complaint was filed against the Company in Superior Court of San Diego, California by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of the Company's bylaws with respect to advancement and reimbursement of past, present and future legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Zemer lawsuit, in which lawsuit the Company was not a named party. Mr. Perez reserved his right to seek any and all claims he has against the Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  The Company intends on vigorously defending this complaint.

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

On August 12, 2008 Granite Financial Group, LLC (“Granite”) and Daniel Schreiber filed suit against the Company in the Court of Common Pleas in Cuyahoga County, Ohio alleging breach of contract, claim for indemnity and declaratory relief. This claim arises from an arbitration proceeding in Ohio regarding claims made by Mark Fritz, currently a Director of the Company, against Granite regarding the sale of securities. Granite is seeking reimbursement for legal fees and related costs in that matter.

On October 20, 2008, the Company filed a Motion to Dismiss in Ohio on the basis that the Granite Complaint did not have jurisdiction, which motion is still pending.  The Company intends on vigorously defending this complaint.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2006, the Company established Cold Flow Energy ULC as a new wholly owned subsidiary based in Alberta, Canada to exploit oil and gas opportunities. The Company leased an office in Calgary, Alberta with monthly base rent of approximately $300 per month until June 2009.

In March 2008, the Company relocated to its executive offices to 990 Highland Drive Suite 110-V Solana Beach, California for a term of six months and monthly rent of $825.

On May 6, 2008, the Company cancelled its prior six-month lease at 990 Highland Drive Suite 110-V and entered into a new lease. The new lease is for Suite 206 at the same address and is for a three-year lease commencing May 6, 2008, the annual rentals are $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011.

Employment Agreements

The Company had employment agreements with its former Executives who resigned from the Company during the quarter ending March 31, 2008. In addition to salary and benefit provisions, the agreements included commitments should the Executives terminate employment with or without cause.  It is the Company’s position that all of those contracts are now void and that no further payments or commitments are due on those contracts.  See Note 11, Litigation Matters.

The Company entered into an employment agreement with Mr. E. Jamie Schloss, its CEO and CFO, for the period from June 17,  2008 until April 30, 2008. See Note 10 for details.

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

Consulting Agreements

The Company has consulting agreements with outside contractors. The Agreements are usually for a term of from 6 to 12 months from inception and renewable from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE 13 - RESTATEMENT

In connection with it’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 10-QSB, the Company identified errors to related  to the accounting for certain taxes related to the accounting for Canadian income taxes in connection with the disposition of certain assets by Peace Oil, the Company’s indirectly-owned Canadian subsidiary, Cold Flow Energy ULC. On January 31, 2008, the Board of Directors of the Company determined, and reviewed this matter with Company management and determined that the September 30, 2007 Balance Sheet, Statement of Losses and Stockholders’ Equity filed with the Securities and Exchange Commission should be restated to correct an error in accounting for income taxes in connection with the acquisition of Peace Oil by the Cold Flow.

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

For the nine months ending September 30, 2007 and for the period January 1, 2005 (date of inception) through September 30, 2007 the restatement of the Statement of Losses reflects the following:

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

					For the period from
					January 1, 2005 (date of
	For the Three Months Ending		For the Nine Months Ending		inception of development
	September 30, 2007		September 30, 2007		stage) through
	2007	2007	2007	2007	September 30, 2007
		As		As		As
	As	Originally	As	Originally	As	Originally
	Restated	Reported	Restated	Reported	Restated	Reported

Loss from operations	$(919,694)	$(919,694)	$(3,494,403)	$(3,494,403)	$(27,353,922)	$(27,353,922)

Equity in losses from affiliates	(608,601)	(608,601)	(1,056,578)	(1,056,578)	(2,099,663)	(2,099,663)
Warrants issued connection with Peace Oil acquisition	-	-	(368,000)	(368,000)	(368,000)	(368,000)
Net gain/(loss) on revaluation of warrant liability	-	-	-	-	(431,261)	(431,261)
Financing (expense) income, net	(516,557)	(516,557)	(1,278,614)	(1,278,614)	(4,281,146)	(4,281,146)
Gain on sale of Peace Oil	-	-	3,098,554	3,098,554	3,098,554	3,098,554

Loss from continuing operations, before income taxes and minority interest	(2,044,852)	(2,044,852)	(3,099,041)	(3,099,041)	(31,435,438)	(31,435,438)
						-
Provision for income taxes	119,584	-	(5,025,741)	(991,538)	(5,025,741)	(991,538)

Loss before minority interest	(1,925,268)	(2,044,852)	(8,124,782)	(4,090,579)	(36,461,179)	(32,426,976)

(Loss) from discontinued operations	-	-	-	-	-	-
Loss applicable to minority interest	-	-	-	-	3,679,096	3,679,096

Loss available to common shareholders	$(1,925,268)	$(2,044,852)	$(8,124,782)	$(4,090,579)	$(32,782,083)	$(28,747,880)

Other comprehensive (loss): foreign currency translation (loss)	(368,548)	(368,548)	(683,237)	(409,142)	(529,637)	(255,542)

Comprehensive income (loss)	$(2,293,816)	$(2,413,400)	$(8,808,019)	$(4,499,721)	$(33,311,720)	$(29,003,422)

Loss per common share (basic and diluted)	$(0.07)	$(0.07)	$(0.27)	$(0.14)

Weighted average shares outstanding (basic and diluted)	28,970,430	28,970,430	29,718,110	29,718,110

NOTE 14 - SUBSEQUENT EVENTS

The Company formed a new 100% owned subsidiary named Surge Energy Resources, Inc., a Nevada corporation, in October 2008 for the purpose of operating oil and gas properties.

On November 6, 2008, Surge Energy Resources, Inc. concluded leasing approximately 640 acres in Crane County, Texas at a cost of about $140,000. Surge Energy Resources plans on drilling its first oil and gas discovery well within 30 days and will retain a 75% working interest in the property.

On November 7, 2008, Surge Energy Resources, Inc. entered into a participation agreement with Delaphin Energy Resources III, LLC to participate in the drilling of a 7,250 foot well to be drilled on approximately 40 acres of land in Park County, Wyoming to test the Mid-Frontier formation.  Surge Energy Resources will pay approximately $221,000 for drilling costs and an estimated $200,000 for completion costs, if warranted, for a 25% working interest in all income until payout at which time the Company’s interest will be 15% for the life of the well.  Also acquired in this transaction were future rights to participate in drilling three additional wells on 520 acres of leases within an area of mutual interest on the same terms and conditions. Estimated total drilling costs and completion costs for 100% of this first well are estimated at $1,670,560, of which Surge will be obligated to pay 25% of those costs and will do so using existing cash on hand.  The projected drilling time for the well  is about two weeks at which time the well will be logged and a determination made whether to complete the well or abandon.  Drilling is projected to begin on or before November 25, 2008.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ending September 30, 2008 and the comparable period ending September 30, 2007, should be read in conjunction with the accompanying financial statements and related notes thereto for the period ended September 30, 2008 and 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008.

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

We are a Delaware corporation traded on the OTC Electronic Bulletin Board® under the symbol SRGG.OB. Our principal executive offices are located at 990 Highland Drive, Suite 206, Solana Beach, CA 92075. Our telephone number is (858) 720-9900. Our fax number is (858) 720-9902. We maintain a website at www.SurgeGlobalEnergy.com.

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

On June 28, 2007, Peace Oil Corp (“Peace Oil”) sold certain of its assets, including its undivided 30% working interest in 135 square miles or 86,400 acres (net 40.5 sections or 25,920 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”) to North Peace Energy Corp. (“North Peace”)  for approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in North Peace equity (the “North Peace Transaction”).  The Company utilized the proceeds from such sale to continue future operations in the oil and gas business.

We had previously purchased, through Cold Flow Energy ULC (“Cold Flow”), all of the issued and outstanding capital stock of Peace Oil in March 2007. Cold Flow is owned entirely by 1294697 Alberta Ltd. (an entity we formed January 18, 2007),  to consummate the acquisition of Peace Oil at the advice of Canadian tax counsel), which in turn, is owned entirely by us. Cold Flow purchased the capital stock of Peace Oil for a total purchase price of CDN$16,350,000, consisting of CDN$6,350,000 payable in cash and promissory notes and CDN$10,000,000 payable by the delivery of an aggregate of 8,965,390 exchangeable shares of preferred stock of Cold Flow. In connection the acquisition, Cold Flow also loaned Peace Oil CDN$270,000 to pay outstanding shareholder loans and legal fees incurred with in connection with the closing. Each Cold Flow exchangeable share is exchangeable into two shares of our common stock at any time for a period of five years from the closing of the acquisition. As a result of the acquisition, Peace Oil became a wholly owned subsidiary of Cold Flow.

In connection with the Peace Oil acquisition, we also issued to 1304146 Alberta Ltd., a company formed by the former stockholders of Peace Oil, a warrant to purchase up to 1,000,000 shares, in the aggregate, of our common stock at an exercise price of $1.00 per share. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.

In June, 2008 the Company sold 100% of its shares in peace Oil Corp.

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

According to Andora’s publicly available information, Andora’s assets include various fractional interests in 84 sections of oil sands permits and a gross overriding royalty on various interests held by Deep Well Oil and Gas Inc. (“Deep Well”), all located in the Sawn Lake heavy oil project area of Alberta, Canada, as well as an effective 2.4 net gross overriding royalty (3% of an 80% working interest) on interests in the thickest net oil pay sections of the pool, which is payable by Deep Well.

Red Earth Area, Alberta, Canada

On June 28, 2007, Peace Oil sold its interests in the Red Earth Leases and certain other assets to North Peace. As a result of this transaction, Peace Oil held 2,270,430 shares in North Peace Energy Corp. (NPE) or approximately 4.87% on a fully diluted basis.

On June 18, 2007, the Company exchanged 584,929 of the above North Peace Energy shares reducing the balance of North Peace shares owned at September 30, 2008 to 1,744,601 shares valued at $2,962,936 on September 30, 2008. The value of these shares will be adjusted quarterly based on actual market conditions.

On June 27, 2008, Cold Flow Energy ULC, parent of Peace Oil Corp, sold all of its common and preferred shares in Peace to an unaffiliated third party. In conjunction with that sale the Company had an after tax gain of $3,699,858 in the June 2008 quarter which reflected the reversal of Canadian income taxes accrued in prior periods.

On July 11, 2008, in connection with Mr. Dale Fisher’s resignation from the Company’s Board of Directors, the Company entered into agreement to repurchase 500,000 shares of its common stock (valued at $.07 per share or a total of $35,000) from Mr. Fisher in exchange for 21,472 shares of North Peace Energy valued at $1.63 per share.

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

 Plan of Operations

The Company is actively engaged in the search for commercial oil & gas prospects, leases and working interest ownership in oil & gas properties.  Once prospects are identified and evaluated, leases are acquired from landowners or prior lease owners and the Company usually has from one to three years to drill a well or wells on those leases. The cost of oil & gas leases vary from property to property and leasing costs can average from $100 per acre to $500 per acre. After acreage is leased, the Company evaluates those properties further to determine the best plan of development and creates a budget called an Authorization For Expenditures (“AFE”) which reflects current drilling and completion costs for a specific well. On a 5,500 foot vertical well in Texas or New Mexico drilling costs could be as much as $500,000 and in Nevada over $1,200,000. Once drilling logs confirm indications of commercially producible oil & gas, completion of the well occurs. Completion costs can range from $250,000 to $500,000 per well drilled depending on the specific requirements of each well. Our drilling priority plans may change based on many factors including market prices for oil & gas, successes or failures of drilled wells, and our limited funds. As the Company drills more wells it may seek additional financing (debt or equity) to finance future drilling operations.

During the quarter ended September 30, 2008 the Company acquired drilling and exploration rights on two leases aggregating approximately 2,500 acre in Green Springs, Nevada at a cost of approximately $500,000 and we purchased of a $275,000 convertible promissory note from 11 Good Energy, Inc., a manufacturer of bio-diesel fuel.  In November 2008, we leased approximately 640 acres in Crane County, Texas at a cost of approximately $140,000. We plan on drilling our first oil and gas discovery well in Crane County by December 2008 and we will retain a 75% working interest in the property. In November 2008, we also entered into a participation agreement to participate in the drilling of a 7,250 foot well to be drilled on approximately 40 acres of land in Park County, Wyoming, to test the mid-frontier formation. We will pay approximately $221,000 for drilling costs and an estimated $200,000 for completion costs, if warranted, for a 25% working interest in all income until payout at which time Surge’s interest will be 15% for the life of the well. In the same transaction, we also acquired future rights to participate in drilling three additional wells on 520 acres of leases within an area of mutual interest on the same terms and conditions. The projected drilling time for these leases is about two weeks, at which time the initial well will be logged and a determination made whether to complete the well or abandon it. Drilling is expected to being before December 2008.  The Company plans on maximizing the value of its investment in Andora and North Peace Oil common stock by seeking opportunities to sell or trade these securities for cash or other oil & gas properties. The Company’s current oil and gas investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development subject to the conditions described above. See Note M (Subsequent Events) for additional details regarding other acquisitions of properties.

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

On June 27, 2008, the Company sold its Peace Oil Corp. subsidiary.

Acquisition or Disposition of Plant and Equipment

In addition to the Combination described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Number of Employees

From our inception through the period ended September 30, 2008, we have relied on the services of outside consultants and currently have two (2) full time employee and three (3) consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of four (4) full employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In June 2006, Surge issued 160,000 common shares in exchange for CDN$200,000 in convertible debt related to the Signet subsidiary and charged the Signet investment for US$ 178,618.

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

In 2007, we became aware that the Division of Securities of the Ohio Department of Commerce may claim that the sale of 1,000,000 shares to Mr. Mark Fritz may not be exempt from Ohio’s securities laws.

In June and July 2008, the Company redeemed an aggregate of 3,689,617 shares of common stock in connection with buyback of shares previously issued in conjunction with the purchase of Peace Oil Corp. See Note B.

In July, 2008, the Company issued 50,000 common shares in conjunction with stock options exercised at $.115 per share.

For more detailed information on the foregoing transactions see the notes to the consolidated financial statements.

Recent Developments

During the last two years several of our directors and officers have been involved in transactions with us and have had contractual relationships with us.  These are described in the Consolidated Financial Statements “Related Party Transactions.”

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements on the Company’s consolidated financial statements for the nine months ended September 30, 2008.

For income tax reporting purposes, the Company’s aggregate Federal unused net tax loss carryforwards of approximately $11,000,000, with which expire at various times through 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related to the carryforward is approximately $3,000,000. The Company has provided a valuation reserve against the full amount of the net tax future benefit, since in the opinion of management based on past earnings of the Company, it is more likely that the benefit will not be realized.

Provisions for Canadian income taxes recorded in prior periods were reversed during the June, 2008 quarter due to the sale of the Company’s Peace Oil subsidiary. See Note 5 - Income Taxes.

Investments in Unconsolidated Subsidiaries

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

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115,  Accounting for Certain Investments in Debt and Equity Securities , Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59,  Accounting for Noncurrent Marketable Equity Securities , and Emerging Issue Task Force Abstract 03-01  The Meaning of Other-than-temporary Impairment and its Application to Certain Investments,  provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

Results of Operations

For The Three Month Periods Ending September 30, 2008 and September 30, 2007

The Company had no operating revenues in the three months ended September 30, 2008 or September 30, 2007.

For the three months ended September 30, 2008 the Company had a net loss available to common shareholders of $591,000 (a loss of $0.02 per share) versus a loss of approximately $1,925,000 (a loss of $0.07 per share) for the comparable period in 2007.  The overall reduction of losses from the prior period was approximately $1,334,000. The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended September 30, 2008 were $544,000 versus $920,000 in the comparable three months ended September 30, 2007, a decrease of $376,000 (40.9%) from the prior period.  The decrease was primarily attributable to a reduction of $248,000 in non-cash option compensation, a decrease of payroll, directors fees, and related expenses of $110,000, an increase in legal and audit expenses of $3,000, a decrease in rent expense $8,000 and a net decrease in other expenses of $13,000.

In the three months ended June, 2008, the Company recognized a loss on the sale of its Peace Oil Corp subsidiary of $51,000 caused by currency translation. The Company also recognized a gain of $4,000 on the sale of a portion of its investment on North Peace Energy with no comparable gain in 2007; and a loss of $3,000 caused by currency translation on the buyback of outstanding Cold Flow Energy Exchangeable shares with no comparable loss in 2007.

Net interest income for the three months ended September 30, 2008 was $3,000 versus financing expense of $517,000 for the three months ended September 30, 2007, a reduction of financing expense of $520,000.

Equity in losses from affiliates was a charge of $609,000 in the September 2007 quarter with no comparable charge in 2008.

Foreign currency translation adjustments in the three months ended September 30, 2008 resulted in a foreign exchange translation loss of $80,000 compared to a loss on foreign currency exchange of $369,000 in the three months ended September 30, 2007.

An unrealized loss on available for sale securities of $1,007,000 was recorded in the three months ended September 30, 2008. No comparable loss occurred in 2007.

For The Nine Month Periods Ending September 30, 2008 and September 30, 2007

The Company had no operating revenues in the nine months ended September 30, 2008 or 2007.

For the nine months ended September 30, 2008 the Company had net income available to common shareholders of approximately $2,832,000 (income of $0.08 per share) versus a loss of approximately $8,125,000 (a loss of $0.27 per share) for the comparable period in 2007.  The overall change in net income for the two periods was approximately $10,957,000.  The detailed reasons for this change are set forth below:

Total operating expenses for the nine months ended September 30, 2008 were $1,661,000 versus $3,494,000 in the comparable nine months ended September 30, 2007, a decrease of $1,833,000 (52.5%) from the prior nine month period.  The decrease was primarily attributable to a reduction of $1,005,000 in non-cash option compensation, a decrease of payroll, directors fees, and related expenses of $460,000, a decrease in legal and audit expenses of $328,000, a decrease in rent expense $22,000 and a net decrease in other expenses of  $18,000.

In the nine months ending September, 2008, the Company recognized a gain on the sale of its Peace Oil Corp subsidiary of $3,649,000 after a reduction in Canadian taxes of $5,154,000. In the nine months ended September 2007, the Company had recorded an after tax loss of $1,927,000 reflecting a provision for Canadian taxes of $5,026,000. The Company also recognized a gain of $58,000 in 2008 on the sale of a portion of its investment in North Peace Energy with no comparable gain in 2007; a gain of $149,000 in 2008 on the buyback of outstanding Cold Flow Energy Exchangeable shares with no comparable gain in 2007; and a gain of $600,000 in 2008 on sale of its Santa Rosa interest with no comparable gain in 2007.

Net interest income for the nine months ended September 30, 2008 was $37,000 versus net financing expense of $1,278,000 for the nine months ended September 30, 2007, a reduction of financing expense of $1,315,000.

Equity in losses from affiliates was a charge of $1,057,000 in the nine months ended September 2007 with no comparable charge in 2008.

Foreign currency translation adjustments in the nine months ended September 30, 2008 resulted in a gain on translation of $136,000 compared to a loss on foreign currency exchange of $683,000 in the nine months ended September 30, 2007.

Unrealized loss on available for sale securities in the nine months ended September 30, 2008 was $392,000. No comparable gain (loss) occurred in 2007.

Future Operating Trends

We have acquired oil and gas leases in Nevada, Texas and Wyoming, and we are evaluating other leasing opportunities. Drilling for oil and/or gas over the next 12 months is a priority of our company. The specific drilling prospect will depend upon available cash resources, additional financing and/or the possible sale of portions of our investments in North Peace Energy and/or Andora. We can provide no assurances that financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments shall the need arise. Future drilling costs can be expected to be substantial and the success of drilling operations cannot be assured.

Liquidity and Capital Resources

Current Position

As of September 30, 2008, we had cash and cash equivalents on hand of $1,964,000, marketable securities of $2,025,000, prepaid expenses and note receivable of $344,000 totaling $4,333,000 versus current liabilities of $1,226,000, thereby creating a working capital surplus of  $3,107,000.  At December 31, 2007, the Company had cash on hand of $5,095,000 and other investments and prepaid expenses of $3,455,000 for a total current assets of $8,550,000. The net decrease in current assets during the nine month period of $4,217,000 was attributable mainly to the sale of Peace Oil Corp ($1,541,000, including expenses of sale), $1,190,000 used to repurchase the outstanding Exchangeable Preferred shares, less $654,000 received from the proceeds on sale of investments.

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

In connection with a private sale of our common stock in a prior period, we issued shares of stock to Mr. Mark Fritz, currently a director of the Company, a purchaser in the State of Ohio. The Division of Securities of the Ohio Department of Corporations notified us that such sales may have been completed without an exemption from Ohio’s securities laws.  Mr. Fritz commenced an arbitration hearing in Ohio against Granite Financial, which received compensation from the issuance of shares, to compel Granite Financial to pay for the rescission of Mr. Fritz’s shares. Granite has in turn filed suit in Ohio requesting that the Company indemnify them from liability, with which the Company disagrees and will vigorously defend. If the Company is ultimately required to unwind the sale of all securities and shares made to Mr. Fritz, which total $2,025,000, the Company may have a contingent liability in that amount.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), filed a complaint in San Diego Superior Court in connection with an alleged breach of contract purportedly entered into on October 12, 2004. The Company's Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. In 2006 Dynamo filed a civil complaint in the Superior Court of San Diego County against the Company, Frederick Berndt, the Company's former V.P. and Director, E. Jamie Schloss, the Company's current Chief Executive Officer, Chief Financial Officer and Director, and Signet Energy, Inc. (“Signet”).  On November 7, 2007, the San Diego Court dismissed the case on the grounds that case filed in San Diego, California was not a convenient forum to try the case and on January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice.

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company and Mr. Perez were served on March 22, 2008. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued costs of litigation to September 30, 2008. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from these claims.

David Perez, our former Chief Executive Officer and formerly Chairman of the Board, and/or his law firm received approximately $345,000 before Mr. Perez’s resignation on February 6, 2008 for reimbursement of legal fees incurred in lawsuits involving Mr. Jack Zemer, in which suits Mr. Perez and former director Daniel Schreiber were defendants, and in which the Company was not a party. Mr. Perez has also claimed additional amounts from the Company as indemnification in connection with these lawsuits totaling $191,000 to date.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on incomplete information supplied by Mr. Perez.  The current Board of Directors, elected on February 11, 2008, has reviewed those claims and expenditures and based on legal advice determined that they were improper.

After Mr. Perez resigned from the Company as Chief Executive Officer, he has also claimed that his resignation was for “Good Reason” as defined in his employment agreement and he is owed the severance provided for in his employment agreement.  The Company is disputing this claim and will seek to recover any funds paid, accrued or attributable to this claim. The Company also disputes that Mr. Perez resigned for “Good Reason;” denies that he is owed such severance, and the Company has filed a cross complaint against Mr. Perez to recover all legal fees paid or accrued and to recover other damages from Mr. Perez.

On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid.

On June 23, 2008, a complaint was filed against the Company in Superior Court of San Diego, California by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of the Company's bylaws with respect to advancement and reimbursement of past, present and future legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Zemer lawsuit, in which lawsuit the Company was not a named party. Mr. Perez reserved his right to seek any and all claims he has against the Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  The Company intends on vigorously defending this complaint.

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

On August 12, 2008 Granite Financial Group, LLC (“Granite”) and Daniel Schreiber filed suit against the Company in the Court of Common Pleas in Cuyahoga County, Ohio alleging breach of contract, claim for indemnity and declaratory relief. This claim arises from an arbitration proceeding in Ohio regarding claims made by Mark Fritz, currently a Director of the Company, against Granite regarding the sale of securities. Granite is seeking reimbursement for legal fees and related costs in that matter.

On October 20, 2008, the Company filed a Motion to Dismiss in Ohio on the basis that the Granite Complaint did not have jurisdiction, which motion is still pending.  The Company intends on vigorously defending this complaint.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008 50,000 shares of common stock were exercised at $.115 per share for a total proceeds of $5,750.

During the nine months ended September 30, 2008, the Company issued a total of 6,500,000 stock options to new officers and directors. Options for 5,200,000 shares were issued at an exercise price of $0.08 per share, options for 500,000 shares were issued at $0.10 per share, 500,000 options were issued at $0.09 per share and options for 300,000 shares were issued at $0.115 per share.  The options have a term of five years and generally are fully vested within twelve months of the date of issue. No commissions were paid by the Company in connection with the issuance of the foregoing securities. The Company exchanged 500,000 shares of 11 Good Energy Common Stock for warrants to purchase 1,000,000 shares of the Company’s Common Stock exercisable at $.75 per share through December 31, 2009.  All certificates bear an appropriate restrictive legend. Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2008, the Company issued 300,000 warrants at an exercise price of $0.11 expiring on June 30, 2010, 120,000 warrants at an exercise price of $0.12 expiring on June 30, 2010 and 1,000,000 warrants at an exercise price of $0.75 expiring on December 31, 2009.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

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

10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)

10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)

10.87	Left blank intentionally.

10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certifying Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

________________
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2008	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)