Form 10-K
period 2008-12-31
Surge Global Energy, Inc.
filed 2009-04-15
CIK 1053648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269
___________________

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1454529 (I.R.S. Employer Identification No.)

990 Highland Drive, Suite 206, Solana Beach, California (Address of principal executive offices)	92075 (Zip Code)

Registrant's telephone number, including are code:  (858) 720-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s approximate 22,000,000 shares of common stock held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.06) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $1,320,000.

The number of shares outstanding of the registrant’s common stock at April 1, 2009 was 31,437,387.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

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

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-K. The company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I

As used in this Annual Report on Form 10-K, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our wholly owned subsidiaries, including Surge Energy Resources, Inc., Peace Oil Corp., 1294697 Alberta Ltd.,  and Cold Flow ULC, unless the context otherwise requires.

ITEM 1.	BUSINESS

General Overview

Surge Global Energy, Inc. is a Delaware corporation dually traded on the OTC Bulletin Board and the Pink Sheets under the symbol “SRGG.” Our principal executive offices are located at 990 Highland Drive, Suite 206, Solana Beach, CA 92075. Our telephone number is (858) 720-9900. Our fax number is (858) 720-9902. We maintain a website at www.SurgeGlobalEnergy.com.

We are an oil and gas exploration and development company. Our primary objective is to identify, acquire and develop working interests in oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas, focusing mainly in the United States and Canada. We will engage in oil and gas exploration, drilling of new and development wells, and acquiring and/or leasing producing properties as the most prudent ways to generate income and increase shareholder values to the extent that our limited cash resources will permit us to accomplish this. Our strategic initiative is to pursue potential high rate of return projects with limited risk and explore ways to maximize values from our investments in Andora Energy Corporation, North Peace Energy Corp., 11 Good Energy, Inc. and our investment in an oil and gas property in Wyoming as described below.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public offering in May 1998. On October 13, 2004, Surge’s name was changed from The Havana Group, Inc to Surge Global Energy, Inc. and the symbol was changed to “SRGG”.

On December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold off.  In December 2004, we completed the restructuring of our balance sheet and the cancellation of outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

From 2005 through 2008, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development.  Because our operations from 2005 forward have not generated any revenue, we have used our equity and the value of interests in other entities that  we have controlled from time to time, to develop business opportunities we believed would be advantageous.  Our management has also undergone a number of changes during this period.

In 2008, we began the process of acquiring via lease oil and gas properties for drilling and development. Three properties were leased, one of which has not yet been drilled, the second was drilled with unsuccessful results, and the third property in Wyoming was completed (i.e. ready to produce commercial quantities of oil and gas) in mid-April 2009.

Because we are an exploration stage company, the strategic transactions together with handling management and board changes and issues and certain litigation have occupied most of our efforts over the last three years.  For a description of certain legal proceedings, see “Item 3.”

Oil and Gas Drilling Activities

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled; the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive; and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep oil & gas well drilled on 40 acres of land in Park County, Wyoming. This well has been tested and management is satisfied that the estimated initial flow rate of natural gas and barrels of oil per day can be produced in sufficient commercial quantity for production of this site to be commercially viable and for us to recoup or initial investment. However, Management’s estimates are based on one well at this site. Therefore, Management’s estimates and determination that this property is commercially viable is subject to a substantial chance of error. We can provide no assurances that the amount of natural gas and barrels of oil per day that are actually recovered from this site will be brought to the surface and sold in sufficient commercial quantities for us to profitably operate this property. The well was drilled pursuant to a participation agreement between Surge’s wholly owned subsidiary, Surge Energy Resources, Inc. and Delaphin Energy Resources III, LLC.

Surge Energy Resources owns a 35% working interest until payout, and a 21% working interest thereafter, in the Qualmay #12-42 well. Surge agreed to pay 35% of the estimated $1,670,560 drilling and completion costs, in return for a 35% working interest until payout, and a 21% working interest thereafter.  Current cost estimates indicate that the well cost $1,400,000 to drill and complete, of which Surge Resources paid a net total of about $490,000.  In addition, Surge Energy Resources owns the right to participate in three to five additional wells on 520 acres of adjoining land by paying 35% of the cost of the wells in return for a 35% working interest until payout and a 21% working interest thereafter.

Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”).  In November 2005 that subsidiary, renamed Signet Energy, Inc. (“Signet”) was reorganized.  Surge issued 5,100,000 shares of its common stock to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL.  Surge retained 10,500,000 shares of Signet after the foregoing transaction (approximately 49%) of Signet on a non diluted basis.  As a result, we became a minority shareholder in Signet, and obtained leases of oil and gas properties from Deep Well and NAOL.  In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet.  On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to approximately 5.61% of the fully diluted shares of Andora.  Currently Surge owns a total of 3,429,140 shares in Andora of which 2,349,321 are held in escrow pursuant to an agreement with Andora regarding litigation with Dynamo Energy Corp. See Legal Proceedings for further details.

We retained our equity interest in Andora in 2008 without any changes in the number of shares owned or any valuation changes. Andora is a privately owned oil and gas company of which 53.3% is owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.  For a more detailed description of this series of transactions, see Note B to our Consolidated Financial Statements, “Investment in Andora.”

Peace Oil Corp. and North Peace Energy Corp.

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

At that time, each Exchangeable Share could be exchanged for two shares of our common stock for five years from the closing subject to certain redemption rights of Surge.  We also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price of $1.00 per share subject to certain contingencies.  Peace Oil was an oil and gas exploration and development company, and at the time held an undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

On June 28, 2007, the Company and Peace Oil sold certain assets of Peace Oil to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in common shares of North Peace at an agreed price of CDN$2.20 per share (the “North Peace Transaction”).  We are utilizing and intend to utilize the proceeds from such sale to continue our current and future operations in the oil and gas business.  None of Peace Oil (since sold), Cold Flow or 1294697 Alberta Ltd. has any ongoing business operations at this time.

In December 2007, we determined that we had incurred Canadian tax liability estimated at $5.281 million as June 30, 2007 related to these transactions and as a result restated our June 30, 2007 and September 30, 2007 financial reports.   In June, 2008, we sold our Peace Oil Corp subsidiary and thereby mitigated that tax liability at a cost of approximately $1,573,000, which amount has been included in the financial statements as an expense of sale of Peace Oil Corp. See “Risk Factors.”

In June and July 2008, the Company exchanged a total of 584,929 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of North Peace shares owned from the North Peace transaction at 1,739,129 shares, or 3.1% of North Peace as of December 31, 2008.  As of December 31, 2008, the ten day weighted average closing price of the common stock of North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $0.25. For financial statement purposes the Company recorded a realized loss of $621,378 and a net unrealized loss on the investment in NPE shares which are held as securities available-for-sale of $1,048,291 for the year ended December 31, 2008.

As a result of these transactions and other open market purchases, the Company now owns 1,739,129 shares (a 3.16% interest) in North Peace (NPE.V).  For a more detailed description of this series of transactions, see Note C to our Consolidated Financial Statements, “Investment in Peace Oil.”

11 Good Energy, Inc. Investment

On September 29, 2008, we made an initial investment in the biofuels sector with 11 Good Energy, Inc., a developer of G2 Diesel, a next generation biodiesel. The Convertible Note bears interest at 8% per annum and is due and payable on June 30, 2009. The Note is convertible at a 15% discount to 11 Good Energy’s next equity financing. In the event of conversion, an equal number of warrants will be issued, exercisable at the conversion price through June 30, 2010.

Frederick C. Berndt, the CEO of 11 Good Energy and a former director of Surge, transferred to Surge 500,000 shares of restricted common stock from his personal holdings of 11 Good Energy, and Surge agreed to issue to Mr. Berndt a stock purchase warrant to purchase 1,000,000 shares of restricted Surge common stock at an exercise price of seventy-five cents ($0.75) per Surge share through December 31, 2009.  Mr. Berndt also agreed to secure Surge’s Note with a lien on certain real property owned by him. At June 30, 2009, the date the Note is due, the Company has the option of converting the Note or requesting payment of all accrued interest and principal. Currently, the Company does not intend on converting the Note but rather demand payment in full. In the event of default, the Company intends on utilizing its security lien to obtain all amounts due.

11 Good Energy is a development stage company which has developed a proprietary manufacturing process to produce and ultimately market the next generation of bio-diesel fuel, which produces less harmful emission and is more environmentally friendly than existing diesel or bio-diesel fuel products currently on the market. 11 Good Energy owns an operating plant in Ohio which at full capacity has the ability to produce 13,500,000 gallons of annual bio-diesel production. 11 Good Energy is currently seeking to raise additional financing to refurbish the plant and to make it compliant with state and local regulations.  We can provide no assurances that 11 Good Energy will raise sufficient funds to carryout its business plans and to timely make payment on our convertible note when it becomes due and payable on June 30, 2009.  See “Risk Factors.”

Santa Rosa Dome Project, Mendoza Province, Argentina

On March 18, 2008, we entered into a Purchase and Sale Agreement, with Oromin Exploration, Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, pursuant to which the Company sold its 17.52% interest in Cynthia.  Cynthia owns a certain parcel of land in the eastern half of the Cuyana Basin in the Province of Mendoza, Argentina known as the Santa Rosa Dome Prospect.  We received six hundred thousand U.S. Dollars (US$600,000) in cash and the return of One Million (1,000,000) shares of the Company’s common stock previously issued for the Company’s purchase of its interest in Cynthia and after this transaction we owned no interest in this property.

Working Capital Activities

The purchase of Peace Oil Corp in 2007 required additional financing by the Company. On November 28, 2006, we entered into a Securities Purchase Agreements (the “Securities Purchase Agreements”) with each of Gemini Master Fund, Ltd. (“Gemini”) and Mark C. Fritz, pursuant to which we sold 2,000,000 shares of our common stock at a purchase price of $0.45 per share to Gemini and 1,000,000 shares of our common stock at a purchase price of $0.45 per share to Mr. Fritz, currently a director of the Company.

Pursuant to the Securities Purchase Agreements, we also issued to Gemini a warrant to purchase 2,000,000 shares, and to Mr. Fritz a warrant to purchase 1,000,000 shares, of our common stock at an exercise price of $0.60 per share and with a term of five years, and a warrant to purchase 2,000,000 shares of our common stock to Gemini, and a warrant to purchase 1,000,000 shares to Mr. Fritz, at an exercise price of $0.50 per share with a term of six months. We also entered into Registration Rights Agreements with each of Gemini and Mr. Fritz (the “Registration Rights Agreements”) pursuant to which we agreed to file a registration statement to cover the resale of the shares of common stock and the shares underlying the warrants issued under the Securities Purchase Agreements within 30 days of the Registration Rights Agreements and to cause such registration statement to be declared effective by the SEC within 120 days of the date of the Registration Rights Agreements.

Effective as of April 19, 2007, we entered into an Exchange Agreement with Gemini under which Gemini exchanged its rights and interests under the Securities Purchase Agreement for a Convertible Note in the principal amount of $1,150,000 and other consideration. We did not enter into a similar agreement with Mr. Fritz.  The Convertible Note was retired in full by a payment of $1,380,000 on November 1, 2007. The 2,000,000 of the Gemini warrants remain outstanding.

We were unable to file and obtain an effective registration statement with regard to the shares issued to Mr. Fritz, who is presently a director or the Company. We filed a registration statement in 2007 with regard to such shares but cancelled it in 2008 as Mr. Fritz’s shares could then be registered under Rule 144.  As a result, for a period of time we incurred liquidated damages, equal to 2% of such net proceeds described above, assessed on a monthly basis and we paid liquidated damage penalties to Mr. Fritz.

In December 2006, we received notification from the Division of Securities of the Ohio Department of Commerce that the sale of shares to Mr. Fritz in this offering may not be exempt from Ohio’s securities laws, which assertion the Company has denied. At that time, Mr. Fritz received a rescission offer from Granite Financial without the Company’s knowledge or consent and Mr. Fritz subsequently commenced an arbitration proceeding against Granite to compel their offer of rescission. After a hearing in July, 2008, Mr. Fritz’s claims for rescission were denied. Granite Financial then asserted a claim against the Company for reimbursement of their legal fees.

After filing suit against the Company in Ohio, which case was dismissed for lack of jurisdiction, in March 2009 Granite Financial filed a similar suit in San Diego, California and obtained a writ of attachment for approximately $247,900 in legal fees incurred in the arbitration proceeding initiated by Mr. Fritz in Ohio. See “Item 3 Legal Proceedings” below.

In March 2008, the Company sold its 17.52% in Cynthia Holdings, Ltd for $600,000 and a return of 1,000,000 shares of the Company’s common stock.

On June 27, 2008, Cold Flow Energy ULC, a wholly subsidiary, entered into a definitive agreement with a privately owned Canadian corporation (“Purchaser”), pursuant to which Cold Flow sold all issued and outstanding common and preferred shares of Peace Oil Corp.  Cold Flow Energy ULC indemnified the Purchaser for any tax liabilities in excess of $CDN4,175,042 and all other liabilities arising prior to the date of sale. As part of the sale, Cold Flow Energy ULC paid the Purchaser $1,340,987 and the Purchaser effectively assumed all tax liabilities of Peace Oil Corp. arising as a result of the purchase of common and preferred shares.

During 2008, the Company invested approximately $1,600,000 in oil and gas properties which had not generated any income through December 31, 2008.

Management and Board Changes

On March 26, 2007, Daniel Schreiber resigned from our Board and on the same day Robert B. Fields was appointed to our Board. On July 24, 2007, Dr. Kenneth Druck resigned from our Board. On September 7, 2007, Dale Fisher joined our Board.

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

On February 15, 2008, William Greene, our then Chief Financial Officer, resigned from his position as Chief Financial Officer. While the Company searches for his replacement, E. Jamie Schloss is serving as interim Chief Financial Officer. In addition, Mr. Greene acted as a consultant to Surge in part of 2008.

On February 19, 2008, the Board appointed Mr. Schloss as CEO to replace Mr. Stiska.

Kenneth D. Polin was elected to our Board on March 18, 2008.

On June 17, 2008, the Company (Surge Global Energy, Inc.) and its wholly owned indirect subsidiary, Cold Flow, entered into a series of six agreements with two non-affiliated parties and three affiliated parties, one of which, Dale Fisher, was then a Director of the Company.  In the aggregate, the Company cancelled all outstanding Cold Flow Energy ULC’s Exchangeable Preferred shares and repurchased the equivalent of 13,620,490 Surge common shares. The purchase price was paid for by the exchange of 584,929 shares of North Peace Energy shares valued at $1.63 per North Peace share, or $953,434 in total.

As a result of these purchases, the total shares potentially outstanding of the Company’s common stock, had the Exchangeable shares been fully converted, were reduced to 31,437,387 shares from 45,567,877 fully diluted shares (a decrease of 29.9%) after all the shares acquired are cancelled.

On July 12, 2008, Dale Fisher resigned from the Board and was replaced by Edwin Korhonen on July 14, 2008.

During the last three years several of our directors and officers have been involved in transactions with us and have had contractual relationships with us.  These are described in detail in the Note to the Consolidated Financial Statements “Related Party Transactions.”

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended December 31, 2008, we have relied on the services of outside consultants for services in addition to three (3) full -time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

ITEM 1A.	RISK FACTORS

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

We will need additional financing to carry out our business plans and to finance our future operations.

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration operations. We are involved in various litigations, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.  In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis. See “Item 7.”

Our Wyoming property may not produce oil and gas in commercial quantities sufficient to be profitable.

In June, 2008, we began acquiring oil and gas properties for drilling and exploration. One of these properties was a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil & gas well drilled on 40 acres of land in Park County, Wyoming. This well has been tested and management is satisfied that the estimated initial flow rate of natural gas and barrels of oil per day can be produced in sufficient commercial quantity for production of this site to be commercially viable and for us to recoup our initial investment. However, Management’s estimates are based on initial results for this well. Therefore, Management’s estimates and determination that this property is commercially viable is subject to a substantial chance of error. We can provide no assurances that the amount of natural gas and barrels of oil per day that are actually recovered from this site will be brought to the surface and sold in sufficient commercial quantities for us to profitably operate this property. See “Item 1 – Oil and Gas Drilling Activities.”

We are and may continue to be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract; Granite Financial Corp., whose principal Daniel Schreiber is a former director, and David Perez, our former CEO.  See Item 3 “Legal Proceedings” and Subsequent Events for a discussion of these disputes.  Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

Further, approximately $247,900 of our limited cash resources has been seized and placed in protected trust until the conclusion of a legal proceeding. This action has adversely affected our available cash resources to obtain additional oil and gas properties for exploration and our ability to finance our existing operations.

We loaned $275,000 to 11 Good Energy, a developer of bio-diesel pursuant to a convertible note and we may not obtain our investment back without incurring substantial legal costs and delays.

On September 11, 2008, we made a $275,000 investment in 11 Good Energy, Inc. We were issued a convertible note which bears interest at the rate of 8% per annum and is due and payable on June 30, 2009. Simultaneously in a separate transaction, the Chief Executive Officer of 11 Good Energy secured our promissory note with a lien on certain real property owned by him. As described in “Item 1 – 11 Good Energy, Inc. Investment,” 11 Good Energy is seeking to raise additional financing for its operations. We can provide no assurances that 11 Good Energy will raise sufficient funds to carryout its business plans and to timely make payment on our convertible note when it becomes due and payable on June 30, 2009. In the absence of timely payment, we may incur substantial legal costs to collect our loan from 11 Good Energy or to foreclose on the real estate which secures the loan. Any delay in obtaining the repayment of our funds after June 30, 2009 may severely impact our cash liquidity needs and our ability to pay our obligations as they become due.

We have a history of net operating losses.

We have a history of net operating losses and we will need to generate substantial revenues to achieve profitability. In the short term we must realize value from our existing assets or generate earnings from our oil and gas activities.  We may not be able to generate revenue either in the short term or the longer term.  Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our operations and sell or finance existing assets. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.  Our future performance is dependent upon our ability to identify, acquire and implement the strategy to develop oil properties for production or resale which may delay shareholder return on investment for years.

We may not be able to acquire other profitable oil and gas interests.

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

 We are an exploration stage company implementing a new business plan.

In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas exploration business. As a result, we are an exploration stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS7”). We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception and the inception of our exploration stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended December 31, 2008 we reported net income of $607,835 and comprehensive income after unrealized losses on available for sale securities and foreign currency adjustments of $80,771. In 2007, we reported a net losses $11,343,620 and $12,412,358, respectively. We cannot give any assurances that we can achieve profits from operations. For the period from inception of exploration stage through December 31, 2008, the Company has accumulated losses of $36,388,996.

We do not presently control any of our operations.

We do not operate any of our drilled properties or the entities in which we hold interests and we therefore have no influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

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

•	we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures;

•	the operator might not earn a sufficient working interest based on required drilling activity which could impair the carrying value of the asset;

•	the operator might obtain additional financing which may further dilute our interest in the property as well as trigger additional asset impairment; and

•	if an operator refuses to initiate a project, we might be unable to pursue the project.

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

Information in this report regarding our future exploration and development projects reflects our current intent and is subject to change.

We do not currently have any new exploration and development plans other than developing our Wyoming property. Whether we ultimately undertake additional exploration or development projects will depend on the following factors:

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

The business of exploring for and producing gas involves a substantial risk of investment loss. Drilling wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties and other reasons which impair or prevent the production of oil and gas from the well.

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

Our exploration and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

Essential equipment might not be available.

Oil and gas exploration and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted. Demand for that equipment or access restrictions may affect the availability of that equipment to us and delay our exploration and development activities.

Pipeline capacity may be inadequate.

There may be periods of time when pipeline capacity is inadequate to meet our gas transportation needs. It is often the case that as new development comes online, pipelines are close to or at capacity. During periods when pipeline capacity is inadequate, we may be forced to reduce production or incur additional expense as existing production is compressed to fit into existing pipelines.

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

It may be time consuming, difficult and costly for us to develop and implement provisions of the Sarbanes-Oxley Act applicable to us. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls and other requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

The loss of key employees would materially adversely affect our ability to operate our business and implement our business plan.

Our business operations are presently managed by one key employee, E. Jamie Schloss, our Chief Executive Officer, and our interim Chief Financial Officer. The loss of the services of such employee could seriously impair our business operations. We do not have key man life insurance on any of our executives or employees.

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

The oil and gas industry is highly competitive. We compete with oil and gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. In addition, we compete with other oil development firms in marketing their properties to other larger oil field operators. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our availability of cash resources, ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Oil and gas operations involve various hazardous risks.

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

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, acts of terrorists, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

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

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploration of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

RISKS RELATED TO OUR STOCK

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned approximately 20,270,000 shares as of December 31 2008, in the aggregate including warrants, stock options and voting rights exercisable with 60 days, approximately 48% of our fully diluted common stock.  These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

All of our outstanding shares of common stock are either free trading or eligible for sale pursuant to Rule 144 in accordance with requirements and the limitation contained therein. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under the Securities Exchange Act of 1934, as amended, and must be current in their reports in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Failure to remain current in our reporting obligations might also subject us to SEC investigation or private rights of action by our shareholders.

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

•
that the broker or dealer received, prior to the transaction but after a waiting period of at least two business days, a signed acknowledgement of the suitability determination from the investor and an agreement from the investor to purchase the penny stock.

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

ITEM 2.	PROPERTIES

Our principal executive offices are presently located at 990 Highland Drive, Suite 206, Solana Beach, California 92075. In March, 2008 Surge executed a six month lease at a monthly rental of $825 per month for office space at this address in Suite 110-V, which represented approximately 366 square feet of rentable space.  On May 6, 2008, the Company cancelled its prior six-month lease at 990 Highland Drive and entered into a new lease for a larger space (Suite #206) in the same building. The new lease is a three-year lease commencing May 6, 2008, The annual rentals are $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011 for approximately 2,000 feet of space.

Our Cold Flow subsidiary entered into a lease on July 18, 2006 which terminates on April 30, 2009 with a monthly base rent of approximately $200 per month. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We commenced oil and gas exploration activities in February 2005. However, (1) we did not engage in any production activities during the fiscal years ended December 31, 2008 and 2007, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 (“SFAS 69”),  (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2007 and 2006 applicable to SFAS 69). We did commence drilling activities in 2008 but none of the properties were proved as of December 31, 2008.

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil & gas well drilled on 40 acres of land in Park County, Wyoming. This well has been tested and management is satisfied that the estimated initial flow rate of natural gas and barrels of oil per day can be produced in sufficient commercial quantity for production of this site to be commercially viable and for us to recoup or initial investment. However, Management’s estimates are based on one well at this site. Therefore, Management’s estimates and determination that this property is commercially viable is subject to a substantial chance of error. We can provide no assurances that the amount of natural gas and barrels of oil per day that are actually recovered from this site will be brought to the surface and sold in sufficient commercial quantities for us to profitably operate this property. The well was drilled pursuant to a participation agreement between Surge’s wholly owned subsidiary, Surge Energy Resources, Inc. and Delaphin Energy Resources III, LLC.

Surge Energy Resources owns a 35% working interest until payout, and a 21% working interest thereafter, in the Qualmay #12-42 well. Surge agreed to pay 35% of the estimated $1,670,560 drilling and completion costs, in return for a 35% working interest until payout, and a 21% working interest thereafter.  Current cost estimates indicate that the well cost $1,400,000 to drill and complete, of which Surge Resources paid a net total of $490,000.  In addition, Surge Energy Resources owns the right to participate in three to five additional wells on 520 acres of adjoining land by paying 35% of the cost of the wells in return for a 35% working interest until payout and a 21% working interest thereafter.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we receive claims of and become subject to commercial litigation related to the conduct of our business. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and incur legal fees. Any such litigation may materially harm our business, results of operations and financial condition. Litigation can involve complex factual and legal questions, and its outcome is frequently uncertain. Although it is not possible at this early stage to predict the likely outcome of this action, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affects our financial condition, results of operations or cash flows. All litigation matters described herein are ongoing except as otherwise noted.

The Company is currently involved in a contract dispute with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), in connection with an alleged breach of contract. Our Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and had never been formalized into a binding legal agreement.

The Company made an offer of settlement in 2006, which was not accepted.  Dynamo notified us that it believes that agreement is valid, and on November 15, 2006, Dynamo filed a First Amended Complaint in the Superior Court of San Diego County against us, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former Chief Financial Officer and Director. On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint in California, which it has not done so to date, and (ii) determined that the Court does not have personal jurisdiction over Signet, Frederick Berndt and E. Jamie Schloss and dismissed them from the lawsuit.  The Court entered Dynamo’s dismissal request without prejudice.

On January 8, 2008, Dynamo re-filed a similar case in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary, against the Company and its former Chief Executive Officer, David Perez. The Company has continued to deny liability in this matter but will incur legal fees, some of which may be covered by insurance, in future periods. The Company has filed a motion in Alberta for Dynamo to post a security bond for costs of approximately $400,000, which matter is expected to be heard in April, 2009.

One of our current directors, Mr. Mark Fritz, commenced a legal action in 2007 in Ohio against Granite Financial Group, whose owner is a former director, Daniel Schreiber, to rescind the purchase of shares issued by the Company. Granite Financial received financial compensation from the Company in conjunction with the sale of these securities and was not licensed to sell securities in Ohio. The Fritz complaint did not name the Company specifically but Granite Financial has asserted a claim against the Company for indemnity in the Fritz matter in San Diego Superior Court, which claim for indemnity the Company has denied. See below.

Additionally, the Division of Securities of the Ohio Department of Commerce notified us in 2007 that securities we issued to Mr. Fritz, currently a director, in one or more private placements may have been issued without an applicable exemption from Ohio’s securities laws. Since 2007, the Company has had no communications with the Ohio Division of Securities or Mr. Fritz in this matter .

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

Additionally, upon Mr. Perez resignation from the Company as Chief Executive Officer on February 6, 2008, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement, in excess of one million dollars including legal fees.  The Company disputes that Mr. Perez resigned for “Good Reason,” denies that he is owed such severance. See Subsequent Events for further discussion of the Perez lawsuit.

In April 2008, the Company was sued in San Diego County  (Case No 37-2008-00081736-CU-CL-CTL) for dishonoring a check issued to Schwartz Semerdjian Haile Ballard & McCauley LLP in the amount of $64,947 plus related damages for legal fees of Daniel Schreiber, a former director, as outlined above. The Company denies liability on this claim and will seek to recover any funds attributable to this claim from other parties. This matter is scheduled for trial in late April, 2009.

On June 23, 2008, a complaint was filed against Registrant in Superior Court of San Diego, California (Case # 37-2008-00086302-CU-BC-CTL) by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of Surge's Bylaws with respect to advancement and reimbursement of legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Jack Zemer lawsuit, in which lawsuit the Company was not a named party, damages and attorney fees. Mr. Perez reserved his right to seek any and all claims he has against the Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  The Company intends on vigorously defending this complaint.  This matter has been transferred to a binding arbitration proceeding and the Company is engaged in discussions to resolve this matter without further legal proceedings.

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

On August 12, 2008, Granite Financial Group, LLC (“Granite”) and Daniel Schreiber (the “Plaintiffs”) filed suit against the Company in the Court of Common Pleas in Cuyahoga County, Ohio (Case # CV 08 66750) alleging breach of contract, claim for indemnity and declaratory relief. This claim arises from an arbitration proceeding in Ohio regarding claims made by Mark Fritz, currently a Director of Surge, against Granite regarding the sale of securities. Granite is seeking reimbursement for legal fees and related costs in that matter. On October 20, 2008, the Company filed a Motion to Dismiss in Ohio this complaint on the basis that the Plaintiff’s Complaint did not have personal jurisdiction, which motion was granted. Subsequently, on January 27, 2009, the Plaintiff refiled this complaint in San Diego County California alleging essentially the same claims, which matter is pending and in which discovery has not yet commenced.  The Company intends on vigorously defending this complaint.

On March 6, 2009, the Plaintiff’s attorneys filed a writ of attachment to secure $247,904.69 on Surge’s bank accounts. A hearing on this matter was held and the writ was granted. Currently, the monies claimed in the writ have been transferred into a trust account held by Plaintiff’s counsel until the claims are fully litigated.

On March 12, 2009, the Company filed an answer and a cross complaint in this matter in San Diego Superior Court alleging claims for breach of contract and equitable indemnity.

The loss of the use of these cash assets to the Company is expected to significantly impact our cash resources and our ability to fund our oil and gas exploration operations. In turn, this will effect our ability to meet our obligations as they come due without additional financing, liquidation of other company assets (which may possibly be at values below of our stated book values), or a reduction in expenses and accrued liabilities.

On April 9, 2009, as of March 31, 2009, the Company entered in to a total settlement and release of all claims agreement with its former CEO and Board Chairman, David Perez. The terms of the settlement are that the Company will issue a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note will bear interest at 5% per annum. In return, the Company will cancel accrued liabilities of $445,952 as of December 31, 2008 and receive 252,361 Andora shares in Mr. Perez’s possession.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
March 31, 2007	$0.71	$0.36
June 30, 2007	$0.56	$0.28
September 30, 2007	$0.41	$0.13
December 31, 2007	$0.19	$0.08

March 31, 2008	$0.16	$0.08
June 30, 2008	$0.05	$0.10
September 30, 2008	$0.17	$0.05
December 31, 2008	$0.18	$0.05

American Stock Transfer (38 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares. As of April 1, 2009, we had 31,437,837 shares of common stock outstanding and approximately 1,200 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

ITEM 6.	SELECTED FINANCIAL DATA
Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2008 and December 31, 2007, should be read in conjunction with the audited annual financial statements and the notes thereto. In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, although we have and have had interests in Canadian companies.

Overview

For the year ended December 31, 2008 we had comprehensive net income of $527,000 versus a comprehensive loss in 2007 of $12,412,000, an improvement of $12,939,000. In 2008, we had net income after taxes of $608,000 versus a loss of $11,344,000 in 2007. Included in 2008 results was a reversal of an income tax accrual made in 2007 of $4,848,000. In both 2008 and 2007, we engaged in a number of strategic and capital transactions in an attempt to expand our business.  These are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”  Equity transactions and removal of a prior year’s tax liability helped provide increased shareholders equity in 2008. There can be no assurance that we will be able to raise additional working capital or complete other financings in the future.

In February 2008, we engaged new management team and new board members were elected.  In 2009, our financial focus will be on reducing operating expenses, realizing value from our remaining assets in order to position Surge to take advantage of opportunities to expand its business and stabilize operations, and attempting to raise capital of at least $1,000,000 to continue expanding operations in the oil and gas business and to meet our cash liquidity needs as they arise.

Results of Operations

For the year ended December 31, 2008, we had comprehensive net income of $527,000 versus a comprehensive loss in 2007 of $12,412,000, an improvement of $12,939,000. We had net income after taxes of $608,000 in 2008 versus a loss of $11,343,000 in 2007, an improvement of $11,951,000.

The Company had no operating revenues in the years ended December 31, 2008 and 2007; however, we had a gain of $658,000 from the sale of investments in 2008, with no comparable gain in 2007. We also had a realized impairment of oil and gas investments of $1,008,000 versus a realized impairment on investments of $1,921,000 in 2007 related to the decline in the market value of its North Peace Energy stock.

Total operating and related expenses for the year ended December 31, 2008 compared to 2007 decreased by $2,555,000 to $2,268,000 from $4,824,000 in the prior period. Included within the $2,109,000 expense decrease in 2008 is a reduction of $1,059,000 of non-cash employee compensation costs, a decrease of 397,000 in payroll related costs, a decrease of $159,000 in selling, general and administrative (SG&A) expenses, and $1,518,000 in decreased legal and audit expenses. In 2008, operating expenses included an oil and gas impairment of $580,000, with no comparable charge in 2007. The decrease in non-cash compensation cost of $1,059,000 in 2008 was the result of lower option and warrant expenses arising from a lower stock price and lower volatility assumptions for vested stock options during 2008.  Depreciation and amortization decreased $2,000 from $9,000 in 2007 to $7,000 in 2008.

Net financing income in 2008 was $57,000 versus interest expense of $1,425,000 in 2007, an improvement of $1,482,000 in net interest costs. The financing expense in 2007 was largely a non cash charge due to the beneficial conversion feature related to notes payable.

Other differences between 2008 and 2007 include an equity loss from affiliates in 2007 of $1,057,000 with no comparable charge in 2008, and impairment of oil and gas investments of $1,008,000 in 2008 versus $1,921,000 in 2007, a decrease of $913,000.

In 2007, we had a gain on the sale of Peace Oil Corp. of $3,098,000 and related income tax expense of $4,848,000 which together created a net loss of $1,749,000 in 2007 on this transaction. In 2008, we were able to reduce our tax liability by selling Peace to a third party and as a result incurred a net gain of $3,275,000 after expenses incurred in conjunction with the sale of Peace Oil Corp. The gain consisted of a reversal of the prior year’s accrual of $4,848,000 less expenses of sale of $1,573,000.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $657,000 versus cash of $5,095,000 at December 31, 2007, a reduction of $4,438,000.  This decrease was comprised of a net cash used in operating activities of $1,469,000, cash used in investing activities of $2,866,000, cash flow used in financing activities of $28,000, and the net effect of exchange rate changes on cash and cash equivalents of  $75,000.

Our net working capital position at December 31, 2008 was $702,000 versus working capital deficit of $1,056,000 at December 31, 2007, a change of $1,758,000. Current assets declined by $3,764,000 caused primarily by a reduction in cash of $4,438,000, the reclassification of marketable securities from non-current to current in the amount of ($577,000), the purchase of a note receivable for ($138,000) and a reduction in prepaid expenses of $41,000. Current liabilities decreased by $5,521,000, caused primarily by eliminating the $5,281,000 income tax liability accrued at December 31, 2007, and a decrease in accounts payable and accrued liabilities of $241,000.

The net cash flow deficit from operating activities of $1,023,000 consisted primarily of a reduction of operating expenses of ($2,268,000), net interest income of $57,000, net gains of $2,819,000, adjusted by other non-cash charges of ($3,274,000) in the net gain from the Peace Oil transaction, net of tax, ($657,000) in the gain on sale of marketable securities, $290,000 in net employee compensation expense arising from stock options and warrants issued to employees, directors and consultants, $105,000 in loss on redemption of preferred shares, $580,000 of impairment of oil and gas properties, $1,008,000 of impairment of marketable securities, $12,000 in depreciation, amortization and the write-off of equipment, $42,000 increase in current assets and $263,000 increase in current liabilities.

The net cash flow used in investing activities of $2,866,000 was primarily due to $1,597,000 paid in conjunction with capital expenditures for oil and gas properties, $4,000 for fixed asset additions, $1,533,000 expenses paid in conjunction with the sale of Peace Oil, $138,000 in our note receivable from 11 Good Energy, $194,000 on the investment and sale of NPE stock, and ($600,000) cash received from the sale of the Cynthia Holdings, Ltd. Interest.

The net cash flow used in financing activities of $28,000 consists of the Company receiving ($6,000) in proceeds from option exercises and spending $34,000 on the repurchase of Surge common stock.

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration operations. We are involved in various litigations, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.  In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis. See “Risk Factors” under “Item 1.A.”

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

On March 18, 2008, we entered into a Purchase and Sale Agreement, with Oromin, Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, pursuant to which the Company sold its 17.52% interest in Cynthia.  Cynthia owns a certain parcel of land in the eastern half of the Cuyana Basin in the Province of Mendoza, Argentina.  We received $600,000 in cash and the return of 1,000,000 shares of the Company’s stock previously issued for the Company’s purchase of its interest in Cynthia.

Number of Employees

From our inception through the period ended December 31, 2008, we have relied on the services of outside consultants for services and have three (3) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of March 31, 2009, we have three (3) full-time employees and we anticipate no increase in our employment base during the next 12 months.

As we continue to expand oil and gas operations, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Oil and Gas Properties

We follow the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. All costs, including internal costs, directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs.   The capitalized costs of oil and gas properties, excluding unevaluated or unproven properties, are amortized using a unit-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated prospects is assessed based on management’s intention with regard to future exploration and development of individually significant properties and our ability to obtain funds to finance such exploration and development. We anticipate our unevaluated property costs to remain as unevaluated for no longer than two years.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Stock Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 - Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  We adopted FIN 48 effective January 1, 2007.  The impact of the adoption of FIN 48 did not have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We implemented SFAS No. 157 effective January 1, 2008, and it did not have a significant impact on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intention of an entity to hold other debt securities to maturity in the future. We implemented SFAS No. 159 effective January 1, 2008, and it did not have a significant impact on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, any noncontrolling interests will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.  This statement is effective as of the first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS 141R, Business Combinations, This standard will significantly change the accounting for business combinations both during the period of the acquisition and in subsequent periods.  This statement is effective as of the first fiscal year that begins after December 15, 2008.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No

Reports of Independent Registered Public Accounting Firms	F-2 ~ F-3

Consolidated Balance Sheets at December 31, 2008 and 2007	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2008 and 2007, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2008
F-5

Consolidated Statements of Stockholders' (Deficit) Equity for the period from January 1, 2005 (inception of exploration stage) through December 31, 2008	F-6 ~ F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2008	F-10 ~ F-12

Notes to Consolidated Financial Statements	F-13 ~ F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
(An Exploration Stage Company)
Solana Beach, California

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. as of December 31, 2008 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the  year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.  The financial statements for the period from January 1, 2005 (inception of exploration stage) through December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
Solana Beach, California

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (the “Company”), as of December 31, 2007 and the related consolidated statements of losses, stockholders’ (deficiency) equity, and cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
McLean, Virginia April 14, 2008	Certified Public Accountants

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$656,843	$5,095,191
Convertible note receivable, net of discount of $137,500 and $ -0-, respectively	137,500	-
Investments in marketable securities	577,585	-
Prepaid expenses	242,700	283,516
Total current assets	1,614,628	5,378,707

Property and equipment, net of accumulated depreciation of $20,968 and $15,646, respectively.	13,007	20,810
Oil and gas properties, using full cost accounting – unproved	1,016,199	-
Investment in North Peace Energy	-	3,170,833
Investment in Andora Energy	3,540,639	3,540,639

Total assets	$6,184,473	$12,110,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$912,923	$1,153,536
Income tax payable	-	5,280,789
Total current liabilities	912,923	6,434,325

Redeemable Preferred Shares	-	5,930,156
Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 and 1 share issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,437,387 and 36,470,337 shares issued and outstanding, respectively	31,437	36,470
Additional paid-in capital	53,966,622	48,963,611
Accumulated other comprehensive income	(995,909)	(915,138)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(35,393,088)	(36,000,923)
Total stockholders' equity (deficit)	5,271,550	(253,492)

Total liabilities and stockholders' equity (deficit)	$6,184,473	$12,110,989

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

				For the period
				from January 1,
				2005 (inception
				of exploration
				stage) through
	For the Year Ended December 31,			December 31,
	2008	2007		2008
Operating expenses:
Selling, general and administrative expenses	$1,680,255	$4,814,095		$23,585,197
Depreciation and amortization	7,238	9,197		464,093
Oil and gas property impairment	580,397	-		6,901,413

Total operating expenses	2,267,890	4,823,292		30,950,703

Loss from operations	(2,267,890)	(4,823,292)		(30,950,703)

Equity in losses from affiliates	-	(1,056,578)		(2,099,663)
Loss on redemption of preferred shares	(105,376)	-		(105,376)
Gain on sale of investments	657,638	-		657,638
Impairment of marketable securities	(1,008,121)	(1,921,015)		(2,929,136)
Warrants issued in connection with Peace Oil acquisition	-	(368,000	) ))	(368,000)
Revaluation loss net of warrant liability	-	-		(431,261)
Interest income (expense), net	57,055	(1,425,311)		(4,370,788)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	(1,573,449)	3,098,554		1,525,105
Loss from continuing operations, before income taxes and minority interest	(4,240,143)	(6,495,642)		(39,072,184)
Benefit (provision) for income taxes	4,847,978	(4,847,978)		-

Income (loss) before minority interest	607,835	(11,343,620)		(39,072,184)

Loss applicable to minority interest	-	-		3,679,096

Net income (loss)	$607,835	$(11,343,620)		$(35,393,088)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(980,270)	-		(980,270)
Foreign currency translation adjustment	899,499	(1,068,738)		(15,639)

Comprehensive income (loss)	$527,064	$(12,412,358)		$(36,388,997)

Income (loss) per common share - basic and diluted	$0.02	$(0.37)		$(1.26)

Weighted average shares outstanding - basic and diluted	33,555,151	30,659,776		28,004,780

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Common Stock	Accumulated Other Comprehensive	Accumulated Deficit During Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Subscription	Income	Stage	Deficit	Total
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(2,245,100)	-	-	-	-	-	(2,245,100)
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.					6,890,785						6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Common Stock	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Subscription	Income	Stage	Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock options awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-		-	-	339,014	-	-	339,014
Net loss									(15,926,093)		(15,926,093)

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Common Stock	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Subscription	Income	Stage	Deficit	Total
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,866
Employee stock option expense	-	-	-	-	1,348,943	-	-	-	-	-	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion	-	-	(2,000,000)	(2,000)	(898,000)	-	-	-	-	-	(900,000)
Peace Oil acquisition warrants	-	-	-	-	368,000	-	-	-	-	-	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,076,575	-	-	-	-	-	1,076,575
Exchange of Redeemable Preferred Shares into common stock			7,499,907	7,500	4,468,824	-	-	-	-	-	4,476,324
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,068,738)	-	-	(1,068,738)
Net loss	-	-	-	-	-	-	-	-	(11,343,620)	-	(11,343,620)
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Common Stock	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Subscription	Income	Stage	Deficit	Total
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)
Employee stock option expense	-	-	-	-	265,691	-	-	-	-	-	265,691
Stock compensation expense - Warrants	-	-	-	-	24,506	-	-	-	-	-	24,506
Retirement of stock on sale of Cynthia Holdings, Ltd	-	-	(1,000,000)	(1,000)	1,000	-	-	-	-	-	-
Options exercised	-	-	150,000	150	5,700	-	-	-	-	-	5,850
Purchase and cancelation of stock	-	-	(993,333)	(993)	(67,940)	-	-	-	-	-	(68,933)
Purchase and cancellation of stock from prior Cold Flow shareholders	-	-	(3,189,617)	(3,190)	4,774,054	-	-	-	-	-	4,770,864
Unrealized loss on available for sale securities	-	-	-	-	-	-	-	(980,270)	-	-	(980,270)
Foreign currency translation adjustment	-	-	-	-	-	-	-	899,499	-	-	899,499
Net income	-	-	-	-	-	-	-	-	607,835	-	607,835
Balance at December 31, 2008	-	$-	31,437,387	$31,437	$53,966,622	$-	$-	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2008	2007	2008
Cash flows from operating activities:
Net Income (Loss)	$607,835	$(11,343,620)	$(35,393,088)

Minority interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share of affiliate loss	-	1,056,578	2,099,663
Depreciation and amortization	7,238	9,057	463,953
Write-off of property and equipment	4,984	-	4,984
Impairment of oil and gas properties	580,397	1,921,015	8,822,428
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	1,573,449	(3,098,554)	(1,525,105)
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Amortization of discount attributable to warrants	-	-	629,192
Impairment of marketable securities	1,008,121	-	1,008,121
Interest on Gemini	-	230,000	230,000
Gain/loss on revaluation of warrant liability	-	-	431,261
Gain on sale of marketable securities	(657,638)	-	(657,638)
Loss on redemption of preferred shares	105,376	-	105,376
Beneficial conversion feature in connection with issuance of convertible notes payable	-	1,076,575	1,076,575
Founders stock	-	-	4,265,640
Debt discount	-	-	1,010,679
Non cash compensation	265,691	1,348,943	6,596,181
Amortization of deferred compensation costs	-	-	3,039,038
Warrant expense	24,506	368,000	392,506
Change in operating assets and liabilities:
Other receivable	-	(4,288)	(132,384)
Prepaid expense and other assets	41,695	(253,185)	(261,960)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(182,939)	549,995	827,659
Income taxes payable	(4,847,978)	4,847,978	-
Net cash used in operating activities	(1,469,263)	(3,291,507)	(9,542,565)

Cash flows from investing activities:
Purchases of property and equipment	(4,419)	(12,949)	(115,055)
Proceeds from sale of marketable securities	189,633	-	189,633
Proceeds from sale of investment	600,000	-	600,000
Payment for note receivable	(137,500)	-	(137,500)
Purchase of oil and gas properties	(1,596,596)	-	(13,365,529)
Deposits	-	-	(9,913)
Asset retirement obligation	-	-	51,273
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	(1,533,395)	-	(1,533,395)
Proceeds from disposition of Peace Oil property	-	14,071,294	14,071,294
Purchase of marketable securities	(383,879)	(5,091,848)	(5,475,727)
Gemini repayment	-	(1,380,000)	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	(2,866,156)	7,586,497	(6,416,504)

Cash flows from financing activities:
Proceeds from the sale of common stock subscription, net of costs and fees	-	-	4,250,000
Repurchase of common stock	(33,933)	-	(33,933)
Proceeds from exercise of options	5,850	91,867	97,717
Proceeds from equity to debt conversion	-	250,000	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(28,083)	341,867	17,256,957

Effect of exchange rates on cash and cash equivalents	(74,846)	(1,068,739)	(800,980)

Net increase (decrease) in cash and cash equivalents	(4,438,348)	3,568,118	496,908

Cash and cash equivalents at the beginning of the period	5,095,191	1,527,073	159,935

Cash and cash equivalents at the end of the period	$656,843	$5,095,191	$656,843

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			For the period
			from January 1,
			2005 (inception
	For the Year Ended		of exploration
	December 31		stage) through
	2008	2007	December 31, 2008
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	10,838	449,259	506,498
Cash paid during the period for taxes	8,112	-	8,112

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount-beneficial conversion feature of convertible debenture	-	1,076,575	2,099,067
Amortization of discount attributable to warrants	-	-	629,192
Stock options pursuant to employment agreement	265,691	1,348,943	6,596,181
Amortization of deferred compensation costs	-	-	3,039,038
Loss on revaluation of warrant liability	-	-	431,261
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Unrealized loss on available for sale securities	980,270	-	980,270
Exchange of North Peace shares for common shares	35,000	-	35,000
Cancellation of common shares	1,000	-	1,000
Repurchase of common stock and redeemable preferred shares in exchange for marketable securities and issued preferred stock re Peace Oil	$(5,930,156)	5,930,156	$-

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, Peace Oil Corp. and 1294697 Alberta Ltd., and its partially owned subsidiary, Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.) (see Note 5), (collectively the “Company”). Neither of Peace Oil Corp. (sold in June, 2008), or 1294697 Alberta Ltd. have any ongoing business operations at this time.

The Company’s Canadian subsidiaries are carried in their Canadian dollar functional currency and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income.  All amounts state in these financial statements are in $US unless otherwise noted.

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

For the period from January 1, 2005 (inception of exploration stage) through December 31, 2008, the Company has accumulated exploration stage losses of $35,393,088 excluding foreign currency losses and unrealized losses on available for sale securities of $995,909. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling and exploration.

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

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

Oil and Gas Properties

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.  A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2008.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has a total of $541,804 invested in cash in a short-term money market account maintained by a U.S. bank, of which $250,000 is subject to FDIC insurance, $105,195 in a national Canadian bank, and $9,844 in a liquid money market fund at December 31, 2008.

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and FSP 115-1 and 124-1:  The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment   is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $7,238 and $9,197 for the years ended December 31, 2008 and 2007, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the years ended December 31, 2008 and 2007, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The weighted average number of common shares outstanding used in the computations of income (loss) per share were 33,555,151 and 30,659,776 for the years ended December 31, 2008 and 2007, respectively.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statements of income/losses.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $2,267,890 and $4,823,292 for the years ended December 31, 2008 and 2007, respectively. The Company’s cash position at December 31, 2008 was $656,843 compared with $5,095,191 at December 31, 2007, a decrease of $4,438,348. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $701,705 as of December 31, 2008 compared with working capital deficit of $1,055,618 in the prior year, an improvement of $1,757,323.

Income from oil and gas investments are expected to commence in mid-2009, and by reducing operating expenses in future periods and generating cash from the sale of marketable securities, long term investments and stock offerings management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was $265,691 and $1,348,943, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 - Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The Company adopted FIN 48 effective January 1, 2007.  The impact of the adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under SFAS 157 are described as follows:

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Level 3 Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The fair values of the Company’s Level 1 financial assets are available for sale securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2008, he Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $440,085 and a level 1 fair value of $440,085 based on quoted prices in active markets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intention of an entity to hold other debt securities to maturity in the future.  The Company implemented SFAS No. 159 effective January 1, 2008, and it did not have a significant impact on the Company’s financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, any noncontrolling interests will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholder’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.  This statement is effective as of the first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS 141R, Business Combinations.  This standard will significantly change the accounting for business combinations both during the period of the acquisition and in subsequent periods.  This statement is effective as of the first fiscal year that begins after December 15, 2008.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – CONVERTIBLE NOTE RECEIVABLE

In September 2008, the Company paid $275,000 and issued 1,000,000 warrants at an exercise price of $0.75 per share and expiring December 31, 2009 for the purchase of 500,000 shares of common stock and a $275,000 convertible note receivable from 11 Good Energy, Inc..  The CEO of 11 Good Energy is a former director of the Company and a shareholder of Surge.  The convertible note receivable bears interest at a rate of 8% per annum and matures June 30, 2009.  The note is secured with a lien on certain real property owned by the CEO of 11 Good Energy.

The note is convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and is redeemable at the Company's election at the earlier of maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc.  The conversion price is equal to 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants.  The number of warrants is equal to the number of common stock issuable upon conversion.  The exercise price of the warrants is equal to 85% of the cash sales price per share of any common stock to be offered by 11 Good Energy, Inc. in a private placement.  The warrants will expire on June 30, 2010.

The Company allocated the purchase price to the convertible note receivable and the marketable securities based on the relative fair values of the instruments received.  The allocation of the purchase price was $137,500 to the convertible note receivable and $137,500 to the 500,000 common shares of 11 Good Energy.  A discount of $137,500 was recorded on $275,000 face value of convertible note receivable.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

On June 28, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was $CDN15,000,000 in cash and 2,270,430 restricted common shares of North Peace initially valued at $2.20 per share. After the North Peace transaction, the Company held a 4.87% fully diluted interest in North Peace prior to the new transactions described below. The Company utilized the proceeds from the sale to fund its operations.

In June and July 2008, the Company exchanged a total of 606,402 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of North Peace shares owned from the North Peace transaction at 1,739,129 shares, or 3.1% of North Peace as of December 31, 2008.  As of December 31, 2008, the ten day weighted average closing price of the common stock of North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $0.25. The net unrealized loss on the investment in NPE shares which are held as securities available-for-sale was $980,270 for the year ended December 31, 2008.  This loss was recorded as a decrease in other comprehensive income and a reduction in shareholders’ equity. Also in 2008, the Company recorded an impairment charge of $1,008,121 to reduce the value of North Peace shares to their year end market value.

As of December 31, 2008, the Company owned 1,739,129 shares of North Peace Energy Corp valued at $440,085 or $0.25 per share.  As of December 31, 2007, the investment in North Peace Energy Corp was valued as non-current due to the restrictive legend on the North Peace Energy shares. As of December 31, 2008, the investment is classified as current due to the lifting of the restriction and the marketability of the shares.

11 Good Energy Inc.

As of December 31 2008, the Company owned 500,000 shares of 11 Good Energy Inc. acquired in September 2008, valued at $137,500.

Sale of Peace Oil Corp

On June 27, 2008, Cold Flow Energy ULC, a wholly subsidiary, entered into a definitive agreement with a privately owned Canadian corporation (“Purchaser”), pursuant to which Cold Flow sold all issued and outstanding common and preferred shares of Peace Oil Corp.  Cold Flow Energy ULC indemnified the Purchaser for any tax liabilities in excess of $CDN4,175,042 and all other liabilities arising prior to the date of sale. As part of the sale, Cold Flow Energy ULC paid the Purchaser $1,340,107 and the Purchaser effectively assumed all tax liabilities of Peace Oil Corp. arising as a result of the purchase of common and preferred shares.

The following summarizes the disposition of the Peace Oil:

Cash consideration paid to the purchaser	$(1,340,107)
Tax liabilities previously recorded	4,847,978
Other liabilities and adjustments	(40,934)
Subtotal	3,466,937
Expenses of sale	(192,408)
Net gain in 2008 on sale of Peace Oil	$3,274,529

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 – OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of December 31, 2008 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$897,209	$118,990	$-	$1,016,199

The Company presently has no producing oil and gas properties.  During 2008, the Company acquired drilling and exploration rights in White Pine County, Nevada; Park County, Wyoming and Crane County, Texas.

During 2008, the Company commenced drilling of an exploration well on the Wyoming lease and had not evaluated or completed the well as of December 31, 2008.

During 2008, the Company drilled unsuccessfully on its Crane County, Texas exploration lease and the property was deemed impaired.  As a result, the costs incurred were transferred to the full cost pool and an impairment expense of $580,397 was recorded as the Company had no proved reserves as of December 31, 2008.

NOTE 5 - INVESTMENT IN ANDORA ENERGY CORPORATION

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

Andora is a privately owned oil and gas company and is owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.  At the time of the combination, the Company’s former CEO, David Perez, was a member of Signet’s Board of Directors and possessed 850,000 shares of Signet common stock, which he exchanged for approximately 252,361 shares of common stock of Andora.  See additional disclosures in the Litigation Matters and Subsequent Events footnotes.

The Company used the equity method to account for its investment in Signet effective July 6, 2006 until its interest declined below 20% of the outstanding shares of Signet, subsequently Andora. Under the equity method of accounting, the Company's share of net income (loss) from Signet was reflected as an increase (decrease) in its investment accounts and was also recorded as equity loss from affiliates. For the year ended December 31, 2008 and 2007, the Company charged operations for $0 and $1,056,578e reflected as a reduction to the Signet investment. Since the September 19, 2007 combination, the Company has recorded its investment in Andora using the cost method of accounting. respectively, representing the Company’s share of Signet's loss. Both the 2006 impairment charge and share of Signet’s loss were reflected as a reduction to the Signet investment.

The net investment in Andora at December 31, 2008 and 2007 was $3,540,639 representing the Company’s approximate 5.61% of the fully diluted shares of Andora. No charges relating to Andora were made to the Company’s financial statements in the year ended December 31, 2008, but a charge for the equity losses in Andora (formerly Signet) for the year ended December 31, 2007 was $1,056,578. The Company owns a total of 3,429,138 common shares of Andora of which 2,349,321 shares are held in an escrow account created pursuant to the plan of arrangement between Signet Energy Inc., Andora Energy Corporation and an unaffiliated Alberta company. See Litigation Matters and Subsequent Events.

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

 SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year Ended December 31,
	2008	2007
Net Income/(Loss)	$607,835	$(11,343,620)

Income tax computed at combined U.S. and state statutory rates (40%)	243,000	(4,500,000)
Permanent differences	-	900,000
Changes in valuation allowance	(243,000)	3,600,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
Deferred tax assets:	2008	2007
Net operating loss carryforwards	$4,720,000	$3,910,000
		-
Less valuation allowance	(4,720,000)	(3,910,000)
Total	$-	$-

At December 31, 2008, Surge had a net operating loss carryforwards of approximately $11,900,000 for federal and approximately $8,400,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $810,000 and $960,000 for the years ended December 31, 2008 and 2007, respectively.  Section 382 Rule will place annual limitations on the Company’s net operating loss carryforward. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 7 – REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil acquisition on March 2, 2007, the Company’s indirect wholly owned subsidiary, Cold Flow Energy ULC, issued 8,965,390 redeemable preferred shares (“Exchangeable Shares”) to the former Peace Oil Corp. shareholders, each of which was exchangeable into two shares of the Company’s common stock or effectively a total of 17,930,780 common shares were issuable upon full conversion.

On November 6, 2007, three former Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company. After this exchange Cold Flow had 5,215,436.5 Exchangeable Shares issued and outstanding which, at that time, were convertible into 10,430,873 common shares of the Company. Since a holder of Exchangeable Shares could cause redemption of shares at any time, the Company classified the redemption amount outside permanent equity. At December 31, 2007 the Company’s Exchangeable Shares had a carrying value of US $5,930,156.

On June 17, 2008, the Company redeemed the balance of all the outstanding Exchangeable Shares in exchange for 584,929 shares of North Peace Energy valued at $1.10 per share after foreign exchange adjustments, or a total consideration of $644,744. After this transaction, no Exchangeable Shares were outstanding as of December 31, 2008.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 - CAPITAL STOCK

Preferred Stock

On March 2, 2007, the Company issued one share of Special Voting Preferred Stock to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The preferred stock was issued in connection with the acquisition of Peace Oil Corp. The issuance of the preferred stock is exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock. The one share of Special Voting Preferred Stock referred to herein was cancelled in June, 2008.

Common Stock

On February 22, 2007, the Company approved an increase to the Company's authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation.

The Company is not currently subject to any contractual arrangements, which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $0.05 per share per year so long as any one preferred stock remains outstanding unless all accrued and unpaid dividends on one preferred stock has been set apart and there are no arrearages with respect to the redemption of any preferred stock.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors, Gemini Financial, in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration was not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil Corp. financial statements as well as a pro forma financial statement of the combined companies. The Company accounted for the warrants issued in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   In December 2006, the FASB approved FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. In adopting FSP EITF 00-19-2 accounting pronouncement on January 1, 2007, the Company reclassified the remainder of the warrant liability of $2,309,400 to permanent equity.

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

In March 2008, the Company received and cancelled 1,000,000 common shares in conjunction with its sale of the Cynthia Holdings, Ltd stock which entity owned the Santa Rosa property.

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

In September 2008, the Company issued 50,000 common shares in conjunction with stock options exercised at $0.115 per share for total proceeds of $5,750.

In December 2008, the Company purchased and cancelled 60,000 shares for $3,600 or $0.06 per share.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at December 31, 2008.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	100,000	0.90	0.08	100,000	$0.08
0.11	300,000	1.50	0.11	200,000	0.11
0.12	120,000	1.50	0.12	80,000	0.12
0.60	3,000,000	3.41	0.60	3,000,000	0.60
0.75	1,000,000	1.00	0.75	1,000,000	0.75
1.00	1,000,000	1.49	1.00	1,000,000	1.00
1.45	200,000	1.91	1.45	200,000	1.45
1.60	1,005,000	1.03	1.60	1,005,000	1.60
$2.00	1,200,000	2.20	2.00	1,200,000	2.00
	7,925,000	2.21	$1.00	7,785,000	$1.00

Transactions involving the Company's warrant issuance or expiration are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,805,000	$0.93
Granted	1,000,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	10,805,000	$0.94
Granted	1,620,000	0.50
Exercised	-	-
Canceled or expired	(4,500,000)	0.67
Outstanding at December 31, 2008	7,925,000	$1.00

During 2008, the Company issued 1,620,000 warrants to purchase 1,620,000 shares of common stock to consultants and other third parties at exercise prices of $0.08 to $0.75 per share with terms from one to two years, of which 1,200,000 shares vested immediately on the date of grant and the remainder vest monthly thereafter: 100,000 of these warrants were issued in settlement of a lawsuit were exercisable at $0.10 per share and expired unexercised in December 2008; 520,000 were issued in conjunction with consulting agreements at an average price of $0.1065 per share; and 1,000,000 warrants were issued to Frederick C. Berndt in conjunction with the 11 Good Energy Note at an exercise price of $0.75 per share.  Fair value of $24,506 was recorded in 2008 and $368,000 in 2007 using the Black-Scholes method of warrant-pricing model.  Variables used in the Black-Scholes pricing model for warrants issued during the year ended December 31, 2008 include (1) discount rate range of 1.94% to 2.09%, (2) warrant life of 1 to 2 years, (3) expected volatility of 71% to 108% and (4) zero expected dividends.  During the year ended December 31, 2008, 4,500,000 warrants expired: 1,500,000 due to non-exercise, 2,000,000 warrants issued in conjunction with the Company’s financing in March 2007 to Gemini Financial and 1,000,000 warrants issued to Mark Fritz, a director, expired because of contractual agreements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at December 31, 2008.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.08	5,200,000	4.16	$0.08	4,543,334	$0.08
0.09	500,000	4.73	0.09	125,000	0.09
0.10	500,000	4.21	0.10	375,000	0.10
$0.12	250,000	4.53	0.12	75,000	0.12
	6,450,000	4.22	$0.08	5,118,334	$0.08

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	9,611,203	$0.73
Granted	1,800,000	0.35
Exercised	(383,333)	0.24
Canceled or expired	(2,902,667)	0.82
Outstanding at December 31, 2007	8,125,203	$0.64
Granted	6,500,000	0.08
Exercised	(150,000)	0.04
Canceled or expired	(8,025,203)	0.65
Outstanding at December 31, 2008	6,450,000	$0.08

During 2008, options to purchase 6,500,000 shares of common stock were granted by Surge Global Energy, Inc. to its officer and directors at exercise prices of $0.08 to $0.12 per share. These options have a term of five years from the date of grant. 1,260,000 shares vested immediately on the date of grant and the remainder vest 1/12th per month thereafter.  Fair value expense of $265,691 was recorded in 2008 using the Black-Scholes method of option-pricing model.  Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2008 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.  Options for 5,200,000 shares were issued at an exercise price of $0.08 per share, 500,000 options were issued at $0.10 per share, 500,000 options were issued at $0.09 per share, and 300,000 options were issued at $0.115 per share (of which 50,000 shares were exercised).  Non cash compensation expense of $265,691 and $1,348,943 was charged to operations for expenses arising from the issuance of options during the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, a total of 8,025,203 out of the money stock options issued to prior directors and officers were cancelled due to their resignation pursuant to the terms of the Company’s employee stock option plan.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 – GAIN (LOSS) ON SALE OF INVESTMENTS

On March 18, 2008, the Company sold its entire 17.52% interest in Cynthia Holdings, Ltd for $600,000 in cash and 1,000,000 shares of the Company’s common stock.  A gain on the sale of $600,000 is reflected in the consolidated financial statements for the year ended December 31, 2008. This investment had been acquired in 2004 for $600,000 and was impaired prior to January 1, 2007. The Company also recorded a gain on sale of $57,638 on the sale of North Peace Energy shares.

During the year ended December 31, 2008, the Company exchanged 584,929 shares of North Peace Energy shares for all outstanding Cold Flow Exchangeable Shares, resulting in a loss on the exchange of $105,376 after foreign exchange adjustments.

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 31, 2007, the Company entered into an Addendum to Employment Agreement with Mr. William Greene.  The addendum extends the term of the Employment Agreement dated December 14, 2006 between the Company and Mr. Greene, as amended, from December 31, 2007 to June 30, 2008.  In addition, the Addendum provided that if Mr. Greene’s employment with the Company is terminated prior to June 30, 2008 due to a voluntary or involuntary change in control, Mr. Greene is entitled to a 90-day severance payment based on his current compensation.  Mr. Greene resigned on February 15, 2008 and agreed to serve as a consultant to the Company for part of 2008.

On May 1, 2008, the Company entered in to an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.

NOTE 12 – LITIGATION MATTERS

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

Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), filed a civil complaint in San Diego Superior Court in 2006 in connection with an alleged breach of contract purportedly entered into on October 12, 2004. The Company's Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. The complaint was filed against the Company, Frederick Berndt, the Company's former V.P. and Director, E. Jamie Schloss, the Company's current Chief Executive and Chief Financial Officer, and Director, and Signet Energy, Inc. (“Signet”).  On November 7, 2007, the San Diego Court dismissed the 2006 case on the grounds that case filed in San Diego, CA was not a convenient forum to try the case and on January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice.

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company and Mr. Perez were served on March 22, 2008. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued costs of litigation to December 31, 2008. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from this claim. Any loss in this matter is deemed remote. A total of $398,000 has been accrued at December 31, 2008 for legal fees incurred by third parties in this matter.

In 2007, David Perez, our former Chief Executive Officer and formerly Chairman of the Board, and/or his law firm received approximately $345,000 before Mr. Perez’s resignation on February 6, 2008 for reimbursement of legal fees incurred in lawsuits involving Mr. Jack Zemer, in which suits Mr. Perez and former director Daniel Schreiber were defendants, and in which the Company was not a named party.  Mr. Perez has also claimed additional amounts from the Company as indemnification in connection with these

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 12 – LITIGATION MATTERS (Continued)

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

On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. This case is still pending and the Company has accrued expenses in the amount of $71,732 in conjunction with this matter.  The Company believes that any loss in excess of what has been accrued is deemed remote.

On June 23, 2008, a complaint was filed against the Company in Superior Court of San Diego, California by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of the Company's bylaws with respect to advancement and reimbursement of past, present and future legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Zemer lawsuit, in which lawsuit the Company was not a named party. Mr. Perez reserved his right to seek any and all claims he has against the Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  The Company intends on vigorously defending this complaint. The Company has accrued $445,000 in legal fees as of December 31, 2008 in conjunction with this matter.  Any loss in excess of what has been accrued is deemed remote

On August 1, 2008, the Company filed counterclaims seeking monetary damages against Mr. Perez and Daniel Schreiber, a former Director, and Granite Financial Group, a company owned by Mr. Schreiber, alleging (i) breach of fiduciary duty, (ii) breach of his employment agreement, (iii) fraudulent and intentional misconduct in conscious disregard of the Company’s rights, (iv) conspiracy with other parties to wrongfully obtain the Company’s assets for themselves and each of them, and (v) seeking injunctive relief with respect to certain securities held by Mr. Perez.

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

On October 20, 2008, the Company filed a Motion to Dismiss in Ohio on the basis that the Granite Complaint did not have jurisdiction. In February, 2009 this lawsuit was dismissed in Ohio but essentially the same claims were subsequently refilled in San Diego County (Case #37-2009-0082077-CU-BC-CTL). See Note 14, Subsequent events. The Company intends on vigorously defending this complaint. A total of $218,000 has been accrued on our financial statements as of December 31, 2008 in conjunction with this matter. The Company believes that any loss in excess of what has been accrued is deemed remote

NOTE 13- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased an office in Calgary, Alberta with monthly base rent of approximately $300 per month until June 2009. In March 2008, the Company relocated to its executive offices to 990 Highland Drive Suite 110-V Solana Beach, California for a term of six months and monthly rent of $825.  On May 6, 2008, the Company cancelled its prior six-month lease at 990 Highland Drive Suite 110-V and entered into a new lease. The new lease is for Suite 206 at the same address and is a three-year lease commencing May 6, 2008, the annual rentals are $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

The Company had employment agreements with its former Executives who resigned from the Company during the year ended December 31, 2008.  In addition to salary and benefit provisions, the agreements included commitments should the Executives terminate employment with or without cause.  It is the Company’s position that all of those contracts are now void and that no further payments or commitments are due on those contracts.  See additional disclosure in the Litigation Matters.

Consulting Agreements

The Company has consulting agreements with outside contractors. The Agreements are usually for a term of from 6 to 12 months from inception and renewable from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE 14 - SUBSEQUENT EVENTS

On March 6, 2009, a writ of attachment for approximately $247,900 was granted to Granite Financial Corp. in conjunction with their claim for legal fees relating to costs incurred by Granite in the Mark Fritz arbitration originally commenced in Ohio.  These funds were placed into an attorney trust account pending resolution of the Granite Financial lawsuit.

On April 9, 2009, as of March 31, 2009, the Company entered in to a total settlement and release of all claims agreement with its former CEO and Board Chairman, David Perez. The terms of the settlement are that the Company will issue a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note will bear interest at 5% per annum. In return, the Company will receive 252,361 Andora shares in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount has been reversed in the 2008 financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of RBSM LLP

On September 19, 2008, Surge Global Energy, Inc. (the “Company”) dismissed RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”) recommended and approved the decision to change independent registered public accounting firms. RBSM’s report on Registrant’s financial statements for each of the two years ended December 31, 2007 and 2006 (collectively, the “Prior Fiscal Years”) did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report for the year ended December 31, 2006 contained an explanatory paragraph describing the existence of substantial doubt about the Registrant's ability to continue as a going concern. There were no disagreements (“Disagreements”) between Registrant and RBSM during either (i) the Prior Fiscal Years, or (ii) the period January 1, 2008 through September 19, 2008 (the “Interim Period”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Years.

      There were no reportable events under Item 304(a)(1) (v) of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

Engagement of GBH CPAs, PC

On September 19, 2008, the Company engaged GBH CPAs, PC (“GBH”) to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2008. The Audit Committee approved the Company’s engagement of GBH.

The Company did not, nor did anyone on its behalf, consult GBH during the Company’s two most recent fiscal years and any subsequent interim periods prior to the Company’s engagement of that firm regarding the application of accounting principles to a specified transaction (completed or proposed), the type of audit opinion that might be rendered on the Company’s financial statements, any matter being the subject of disagreement or reportable event, or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

ITEM 9A(T).	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officer  and Audit Committee, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer and the Audit Committee have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2008, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Audit Committee, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2007 Report on Controls and Procedures and Corrections made in 2008

Our management, including the Chief Executive Officer and Audit Committee, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We also discovered the following material weakness in our internal control over financial reporting: we had no procedure to determine how gains would be treated for tax purposes under Canadian law.  This material weakness led to the following mistakes in our financial statements, which have since been corrected.

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

After consultation with Canadian counsel and accountants, the Board determined that the reserve for Canadian income taxes was incorrect and needed to be restated.  The amounts reported in the Company’s financial statements for its quarters ended June 30, 2007 and September 30, 2007 did not properly reflect tax consequences of the sale of certain assets by Peace Oil.  The 2007 financial statements were amended to properly reflect the tax consequences of the sale of certain assets by Peace Oil. Subsequently in June, 2008, the Company sold its Peace Oil subsidiary.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

 The following tables and narrative description sets forth, as of April 1, 2009, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each individual nominated for election as director at the annual meeting and/or currently serving as a director.  Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five  years.

Name	Age	Director Since	Present Position with Surge
E. Jamie Schloss	65	2008	Chief Executive Officer, Director and nominee
Barry Nussbaum	53	2008	Chairman, Director
Jeffrey Bernstein	49	2008	Director
Mark Fritz (1)	51	2008	Director
Charles Sage (2)	64	2008	Director
Kenneth D. Polin (2)	55	2008	Director
Edwin Korhonen (1)	73	2008	Director

(1)           Current member of Audit Committee
(2)           Current member of Compensation Committee

E. Jamie Schloss, Chief Executive Officer, Director

Mr. Schloss, a certified public accountant for more than 30 years, joined our Board on February 11, 2008 and previously served on the Surge's Board from October 2004 to July 2006.  Mr. Schloss served as Chief Financial Officer from December 2005 to June 2006 and was appointed to serve as our Chief Executive Officer and Chief Financial Officer on February 19, 2008. Prior to his appointment as Chief Financial Officer in 2004, Mr. Schloss' company Castle Rock Resources, Inc. was engaged as a consultant to Surge. Castle Rock participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000.  Castle Rock continues to own and manage two oil & gas wells in south Texas which have been producing oil and gas for more than 15 years. Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios.

Barry Nussbaum, Chairman and Director

Mr. Nussbaum joined our Board on February 11, 2008 and previously served on Surge's Board from March 2006 to July 2006. Mr. Nussbaum is the CEO of BNC Real Estate, which he founded 30 years ago. While formerly owning and managing properties throughout Southern California and Arizona, BNC Real Estate currently owns and manages projects throughout Texas. Mr. Nussbaum is also the co-founder and former board member of several companies including Digital Orchid, a wireless technology company, which sells products in 22 countries. He is in his tenth year as a board member (four as president) of the California 22nd District Agricultural Association, also known as the Del Mar Fair Board. Appointed to three terms by the Governor of California, the Del Mar Fair Board manages the 100+acres of fairgrounds properties including the world famous Del Mar Race Track. In addition, the Governor previously appointed him to the State Race Authority and State Race Track Leasing Commission. Mr. Nussbaum has a Juris Doctorate from the University of San Diego School of Law, and a Bachelor of Arts (Summa Cum Laude) from Claremont McKenna College.

Jeffrey L. Bernstein, Director

Mr. Bernstein joined our Board on February 11, 2008 and is the founder of Granite Group, L.P., a hedge fund, for which he has served as its CEO from 1998 to the present.  From 1982 to 2000, Mr. Bernstein was a trader on the Chicago Board of Trade.  He has a B.A. from the University of California at Santa Barbara.

Mark Fritz, Director

Mr. Fritz joined our Board on February 12, 2008.  Mr. Fritz has been the owner and President of MCF Machine Co., Inc., a machine job shop, since 1981.  Mr. Fritz attended Ohio State University and Stark State University from 1975 through 1980 and was voted the Business Person of the Year in Canton, Ohio in 1989.

Charles Sage, Director

Mr. Sage joined our Board on February 11, 2008.  Mr. Sage was employed by the Goodyear Tire & Rubber Company from 1967 until 2000 where he held senior sales, marketing and general management positions.  Responsibilities included strategic planning, product and process rationalization, organizational development, merger and acquisitions, and succession planning. Since 2001, he has been engaged as a consultant to industrial rubber products companies seeking to broaden market presence through the acquisition of North American operations.  Mr. Sage has a Bachelor of Science (BS) degree from the Kelley School of Business at Indiana University, Bloomington, Indiana.

Kenneth D. Polin, Director

Mr. Polin joined our Board on March 18, 2008.  Mr. Polin has over 30 years of experience in the areas of securities, venture capital, mergers and acquisitions, and other financing transactions, and is a partner in the law firm of Foley & Lardner LLP.  He concentrates his practice on corporate and securities law, with an emphasis on representation of emerging and public technology and growth companies.  He also has extensive experience representing venture capital and other investors.  Mr. Polin has managed a broad range of major business transactions for these entities, including private placements and public offerings; mergers, acquisitions and balance sheet financings.  He has been counsel to companies in the biotechnology, media, communications, hardware, healthcare, commercial finance transactions.  He joined Foley & Lardner in 2001 after having previously been a partner in several other major national law firms.  Mr. Polin is a member of the California State Bar and the San Diego Bar Association.  He is extremely active in community affairs as a member of the board of directors of the Lawrence Family Jewish Community Centers of San Diego County, where he previously served as president.  He also is the immediate past Chairman of the United Jewish Federation of San Diego and a member of the board of directors of CONNECT.  Mr. Polin received his bachelor’s degree, summa cum laude, from American University in 1975.  His J.D. degree was conferred, magna cum laude, in 1978 by Georgetown University, where he was a member of the Georgetown University Law Review.

Edwin J. Korhonen, Director

Edwin J. Korhonen, P.Eng. joined our Board on July 14, 2008. He is a graduate of Queen’s University Kingston ON (1957) with a BS.C in Electrical Engineering. He is a member of the Professional Engineers of Ontario. Mr. Korhonen began his career as a Sales Engineer with Allen-Bradley selling electric motor controls. He then joined Campbell Soup in Toronto in 1963 and worked in production management and as Director of Engineering in the US, returning in 1973 as President of the Canadian Company. He subsequently became President of Nabisco Brands and then Maple Leaf Flour Mills in Canada until 1991. For the past 15 years, he has been involved as President with smaller, early-stage businesses, including Tracker Corporation, a bar code identification system to identify and return lost and stolen items; Eco Logic, a high temperature hydrogen technology to destroy hazardous and toxic materials; and since 1998 as President and investor in Northstar Multicorp, manufacturer of a peat-based absorbent to clean up oil spills, currently exported to over 15 countries. He also served 21 years on the Board of Governors of the Queensway Hospital in Toronto, including serving as Treasurer and Chairman of the finance and audit committee for five years. Mr. Korhonen is currently a director of ISG Preventive Technology Inc, a start-up Toronto based company with a patented integrated strain gauge technology that can be used to estimate and predict fatigue life of materials and structures.

There are no family relationships among any of the directors, executive officers or persons nominated to become a director or executive officer.

Independence of the Board of Directors

Our common stock is traded on The Over the Counter Bulletin Board System (“OTCBB”) under the symbol “SRGG.”  The Board has determined that a majority of the members of, and the Board’s nominees to, the Board qualify as “independent,” as defined by Rule 10A-3 under the Securities Exchange Act of 1934.  In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of an issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof. Accordingly, an independent director may not be an employee of the Company.

Consistent with these considerations, after review of all relevant transactions and relationships between each director and each nominee recommended by the Board, or any of his or her family members, and Surge, its senior management and its independent auditors, the Board has determined further that Barry Nussbaum, Chairman of the Board,  Jeffrey Bernstein, Charles Sage, Mark Fritz, Kenneth D. Polin and Edwin Korhonen are independent under the Board’s definition.  In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Surge, its senior management and its independent auditors since last making this determination.

Executive Sessions of Independent Directors

Our non-employee directors meet regularly in executive sessions where only non-employee directors are present.  Persons interested in communicating with the non-employee directors may address correspondence to a particular director, or to the non-employee directors generally, in care of Corporate Secretary, Surge Global Energy, Inc., 990 Highland Drive, Suite 206, Solana Beach, California 92075.

Board Meetings

During the fiscal year ended December 31, 2008, the Board held 21 meetings. Each director attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served. We encourage, but do not require, our directors to attend the annual meeting of our stockholders.  All of the members of the Board attended our last annual meeting.

Committees of the Board

The Board has two committees: an Audit Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act), and a Compensation Committee, with the members of each committee indicated below.

•	The Audit Committee consists of Mark Fritz (Chair) and Edwin Korhonen.

•	The Compensation Committee consists of Kenneth Polin (Chair) and Charles Sage.

Audit Committee

The Audit Committee consists of Mark Fritz and Edwin Korhonen. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Audit Committee met four times in 2008. Our Board has adopted a written Audit Committee Charter.

The Board has reviewed the definition of independence for Audit Committee members in Rule 10A-3(b)(1) of the Exchange Act and  has determined that all members of our Audit Committee are independent under such standards.  The Board has determined that Mr. Korhonen qualifies as an “audit committee financial expert,” as defined in applicable Securities Exchange Commission (“SEC”) rules.  The Board made a qualitative assessment of Mr. Korhonen’s level of knowledge and experience based on a number of factors, including his education and business experience. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Compensation Committee

The current members of the Compensation Committee are Kenneth Polin (Chair) and Charles Sage.  Each member of the Compensation Committee is “independent” under the Board’s definition. The Compensation Committee’s functions include making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee administers the Company’s stock plans and, within the terms of the respective stock plan, determines the terms and conditions of issuances. The Compensation Committee met three times in 2008. Our Board has adopted a written Compensation Committee Charter.

The Compensation Committee has the central role in determining all aspects of executive compensation. The Compensation Committee makes recommendations to the Board with respect to the overall compensation program for officers, including incentive compensation plans, equity-based plans, severance plans, deferred compensation arrangements, retirement benefits, perquisites and any other compensation programs that primarily benefit officers. The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of the company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). The Compensation Committee also evaluates the CEO’s performance in light of these goals and objectives. Based on individual and company performance, competitive compensation information and other considerations, the committee makes recommendations on CEO pay for approval by the Board. The Compensation Committee tracks the total compensation of each Executive Officer by reviewing, at least once a year, tally sheets that summarize the major elements of compensation. In addition, the Compensation Committee is responsible for reviewing and making recommendations to the Board with respect to new or amended broad-based, “qualified” benefit plans and programs and for reporting to the Board annually on succession planning.  The Compensation Committee has sole authority for compensating, retaining and terminating outside consultants and advisors who assist the Compensation Committee in performing its responsibilities.

Our CEO serves as both CEO and CFO and does not determine or approve any element or component of his own base salary, annual incentive awards, long-term incentives or other aspects of compensation. The CEO does provide input and make recommendations to the Compensation Committee. These recommendations are based on various factors including individual contribution and performance, company performance, labor market conditions, complexity and importance of roles and responsibilities, reporting relationships, retention needs and internal pay relationships.

Nominating Committee

The Board does not currently have a nominating committee. The Board previously had a Nominating and Governance Committee, which met one time in 2008.

Stockholder Nominations

The policy of the Board is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below in the section entitled “Identifying and Evaluating Nominees for Directors” and in our Bylaws. In evaluating such nominations, the Board will address the membership criteria set forth below in the section entitled “Director Qualifications”. Any stockholder nominations proposed for consideration by the Board should include the nominee’s name and qualifications for membership on the Board and other information in accordance with the Company’s Bylaws and should be addressed to:

Surge Global Energy, Inc.
990 Highland Drive, Suite 206
Solana Beach, California 92075
Attn: Board Chairman

Director Qualifications

Members of the Board should possess certain core competencies, some of which may include broad experience in business, finance or administration, familiarity with national and international business matters, and familiarity with the oil and gas industry. In addition to having one or more of these core competencies, members of the Board are identified and considered on the basis of knowledge, experience, integrity, diversity, leadership, reputation, and ability to understand our business.

Identifying and Evaluating Nominees for the Board

The Board utilizes a variety of methods for identifying and evaluating nominees for the Board. However, there are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of our Board to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us. The Board has the duty of regularly assessing the composition of the Board, including the size of the Board, diversity, age, skills and experience in the context of the needs of the Board. In addition, the Board also has the duty of identifying individuals qualified to become members of the Board. Candidates may come to the attention of the Board through current members of the Board, professional search firms, stockholders or other persons. These candidates will be evaluated by the Board and may be considered at any point during the year. As described above, the Board will consider properly submitted stockholder nominations for candidates for the Board. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Board.

We have previously, and we may in the future, review materials provided by professional search firms or other parties to identify, evaluate and recruit potential director nominees who are not proposed by a stockholder.  In addition, a professional search firm may be used to make initial contact with potential candidates to assess, among other things, their availability, fit and major strengths.

Communications with the Board

Stockholders may communicate with the Company by writing to Surge Global Energy, Inc., Attention: Corporate Secretary, 990 Highland Drive, Suite 206, Solana Beach California 92075. Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Secretary of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us by reporting persons, and any written representations made to us by such persons that no other reports were required during the fiscal year ended December 31, 2008, only Mark Fritz failed to file timely one Form 4 report with the SEC to report one transaction and change in beneficial ownership.  Such transaction has since been reported on a Form 4 report.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2008, the positions they hold or held, and the year(s) in which they served.  Our officers are elected by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer, Director	65	2008 – present
David Perez	Former Chief Executive Officer and Chairman	45	2004 – 2008
John Stiska	Former Chief Executive Officer	67	2008 – 2008
William Greene	Former Chief Financial Officer	52	2006 – 2008

John Stiska.        Mr. Stiska was replaced as Chief Executive Officer by E. Jamie Schloss on February 19, 2008.

David Perez.       Mr. Perez resigned as Chief Executive Officer on February 6, 2008.

William Greene.  Mr. Greene resigned as Chief Financial Officer on February 15, 2008.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2008 and 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s two most highly compensated executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2008.

Summary Compensation Table (continued)

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary/Fees ($)	Bonus ($)	Restricted Stock Awards (1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
E, Jamie Schloss,	2008	$97,000	$-0-	$-0-	70,000	-0-	-0-	$6,000	$173,000
Chief Executive	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer (3)

John Stiska,	2008	$8,101	$-0-	$-0-	-0-	-0-	-0-	$-0-	$8,101
Former Chief	2007	18,000	-0-	-0-	90,210	-0-	-0-	-0-	108 ,210
Executive
Officer (4)

David Perez,	2008	$44,402	$-0-	$-0-	-0-	-0-	-0-	$11,211	$55,613
Former Chief	2007	250,000	50,000	-0-	459,832	-0-	-0-	424,609	1,184,441
Executive Officer
and Chairman(5)

William Greene,	2008	$95,506	$-0-	$-0-	-0-	-0-	-0-	$3,875	$99,381
Former Chief	2007	145,500	36,000	-0-	227,513	-0-	-0-	34,500	443,513
Financial Officer(6)

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)
Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on theBoard during 2008. Mr. Schloss received $97,000 as compensation for being the both the Chief Executive Officer and ChiefFinancial Officer during 2008. Mr. Schloss was awarded 1,700,000 options in 2008 that vest over 12 months at an exercise price of $0.08 with a full value of $81,960 per FAS 123R and vested option expense using FAS 123R of $70,000 for the year ended December 31, 2008.

(4)
Mr. Stiska was appointed to our Board on October 11, 2006.  In 2007, Mr. Stiska received $2,750 and $18,000 as a memberof our Board in 2008 and 2007, $12,000 as Chairman of the Audit Committee and $3,000 as a member of the CompensationCommittee and compensation as Chief Executive officer of $5,351.  Mr. Stiska was awarded 400,000 options in 2006 that later were cancelled due to his resignation pursuant to the terms of the Company’s employee stock option plan.  Mr. Stiska briefly served as Chief Executive Officer from February 11, 2008 to February 18, 2008.

(5)	Mr. Perez resigned as Chief Executive Officer and a Director in February, 2008.

Included in 2007 compensation were 1,200,000 stock options granted which resulted in $459,832 in vested FAS 123Rexpense. See the Company’s September 30, 2007, Form 10-QSB filing, Note I – Warrants and Options, page 29 for thevaluation assumptions used in vested option expense.

2007 other annual compensation includes:
•           2007 profit sharing contributions of $29,500 to the Company’s 401(k) plan with an equal and corresponding reduction to base salary.
•           2007 life insurance premiums of $4,315 and auto allowance of $12,000
•           Payments accrued in prior periods yet paid in 2007 for $25,433
•           Reimbursements for legal expenses per Mr. Perez’s employment contract totaling $344,782

2008 other annual compensation includes:
•           2008 life insurance premiums of $3,597 and auto allowance of $1,367
•           Payments for health insurance of $1,345 and $4,903 of travel expenses

During the years ended December 31, 2004 through December 31, 2008, no options were exercised by Mr. Perez, and inJune, 2008, all of Mr. Perez’s options expired.

(6)	Option awards for Mr. Greene include:

• 2007 options of $227,513 in vested FAS 123R expense

During the year ended December 31, 2008, all stock options granted previously to Mr. Greene were forfeited by Mr. Greene and none were exercised.

2007 Other annual compensation includes 2007 profit sharing contributions of $34,500 to the Company’s 401(k) plan with an equal and corresponding reduction to base salary.  For the year ended December 31, 2007, Surge employed no other executive officers.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2008 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Employment Agreement

On June 17, 2008, the Company entered into an employment contract with E. Jamie Schloss, Chief Executive Officer and Chief Financial Officer, for employment either directly or indirectly through his controlled company. The guaranteed contract runs for the period June 17, 2008 through April 30, 2010, and also covers reimbursement of expenses for services rendered since February 11, 2008 and adjusted compensation from May 1, 2008 until June 16, 2008.

Mr. Schloss’ (hereafter “Executive’s”) new base salary is as follows: An initial salary for period June 17 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500.00 per month until April 30, 2010, of which 50% will be allocated to Peace Oil Corp. or another Surge subsidiary. Executive will also serve as CEO of each subsidiary of the Company at no additional compensation. Executive will also receive payment for the periods May 1, 2008 through June 16, 2008 (the “Pre-Employment Contract Period”) for services rendered prior to the execution of this agreement at the rate of $9,500 per month and reimbursement of other expenses as set forth below.

The agreement also contains the following material provisions:

FRINGE BENEFITS: Company to pay normal payroll taxes directly or reimburse for actual payroll tax amounts owed. Company will also pay Executive’s out of pocket health, dental, vision, and long term care insurance premiums, prescription drug plan, actual out of pocket medical, dental & drugs, not to exceed $1,500 per month in total for medical plans & expenses.

OTHER EXPENSES: Company to reimburse Executive’s normal travel and related expenses while away from Executive’s base of operations which are now Palm Desert, CA for about 10 months of the year and Lexington KY for about 2 months of the year. Company to pay actual out of pocket expenses at Executive’s home for supplies, telephones, cell phone, Internet, and related expenses attributable to Company business commencing from February 11, 2008. Executive will supply all his current furniture & equipment, including without limitation, such things as computers, printers, Fax machines, and telephones  at no cost to the Company, but the Company agrees to pay all repairs and maintenance of said items and replace any item which fails or becomes inadequate or obsolete during the term of employment. If Executive relocates to Solana Beach area at Company’s request, Company will pay reasonable actual and relocation costs.

CAR ALLOWANCE: Company to pay a car allowance of $750.00 per month for the entire term of the contract and Pre-Employment Contract Period beginning May1 2008 and related automobile out of pocket costs for business use.

TAX RETURNS: As interim CFO (which employee is not being paid anything now in addition to CEO duties), employee will prepare and file the company's U.S. Federal and State Tax returns and review prior filings on his own time. For prior period returns, already drafted but not complete, the fee will be $850.00 Federal and $350.00 State. For new returns, commencing 2007 and subsequent years, the fee will be $2,500.00 Federal and $500.00 State. Canadian income tax returns will be prepared by KPMG or another accounting firm in Canada which Executive will review at no additional compensation.

STOCK OPTIONS: Executive will receive additional stock options as approved by the compensation committee based on a performance review at December, 2008 and at December, 2009.

TERMINATION. The Company may only terminate this Agreement for cause as defined in the agreement. In the event that this Agreement is terminated for cause, Executive’s Base Salary and all benefits under this Agreement shall terminate immediately upon such discharge, and Company shall have no further obligations to Executive except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination. The Company may terminate this Agreement upon the disability as defined in the agreement or death of Executive by giving written notice to Executive.  In the case of disability, such termination will become effective immediately days upon the giving of such notice unless otherwise specified by the Company.  Upon any such termination, the Company shall be relieved of all its obligations under this Agreement, except for payment of Executive’s Base Salary and unpaid paid time off and other benefits through the effective date of termination. Executive may terminate this Agreement at any time by giving three months’ prior written notice to the Company.  The Company shall be relieved of all of its obligations under this Agreement, except for payment of Executive’s Base Salary and unpaid benefits paid through the termination date.

INDEMNIFICATION:  Mr. Schloss’ agreement provides for indemnification to the fullest extent permitted by law, directors and officer’s liability insurance and for these provisions to apply during the term of his agreement and for a period of six years thereafter.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

		Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David Perez	-0-	-0-	-0-	N/A	N/A	N/A	N/A	N/A	N/A

William Greene	-0-	-0-	-0-	N/A	N/A	N/A	N/A	N/A	N/A

E. Jamie Schloss (1)	1,501,667	198,333	-0-	$0.08	2/26/2013	N/A	N/A	N/A	N/A

John Stiska (2)	-0-	-0-	-0-	N/A	N/A	N/A	N/A	N/A	N/A
___________

(1)
Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any compensation for service on the Board during 2008. Mr. Schloss received $97,000 as compensation for being the both the Chief Executive Officer and Chief Financial Officer during 2008. Mr. Schloss was awarded 1,700,000 options in 2008 that vest over 12 months at an exercise price of $0.08 with a full value of $81,960 per FAS 123R and vested option expense using FAS 123R of $70,000 for the year ended December 31, 2008.

(2)
Mr. Stiska was appointed to our Board on October 11, 2006.  In 2007, Mr. Stiska received $2,750 and $18,000 as a member of our Board in 2008 and 2007, $12,000 as Chairman of the Audit Committee and $3,000 as a member of the Compensation Committee and $5,351 as Chief Executive Officer.  Mr. Stiska was awarded 400,000 options in 2006 that later were cancelled in June 2008 due to his resignation pursuant to the terms of the Company’s employee stock option plan after his resignation for the Board. . Mr. Stiska briefly served as Chief Executive Officer from February 11, 2008 to February 18, 2008.

 Director Compensation

Director compensation is developed by the Compensation Committee in coordination with management and submitted to the entire Board for approval.   As of February 12, 2008, all director fees to be paid to members of the Board were eliminated. Accordingly, directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options and/or restricted stock awards. Depending on the number of meetings and the time required for the Company’s operations, the Company may decide to compensate its directors in the future.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting, such amounts are not reflected in the compensation table below.

Compensation Table

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each current and former non-employee and non-executive director who served solely in the capacity of a director during fiscal 2008.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(6)	Total ($)
Current Directors:
Barry Nussbaum (4)	$-0-	$-0-	$102,940	-0-	-0-	$-0-	$102,940

Jeffrey Bernstein (5)	$-0-	$-0-	$25,130	-0-	-0-	$-0-	$25,130

Mark Fritz (6)	$-0-	$-0-	$8,337	-0-	-0-	$-0-	$8,337

Edwin Korhonen (7)	$-0-	$-0-	$11,915	-0-	-0-	$-0-	$11,915

Kenneth Polin (8)	$-0-	$-0-	$22,239	-0-	-0-	$-0-	$22,239

Charles Sage (9)	$-0-	$-0-	$25,130	-0-	-0-	$-0-	$25,130

Former Directors:

Thomas Page (10)	$2,500	$-0-	$-0-	-0-	-0-	$-0-	$2,500

Richard Collato (11)	$2,000	$-0-	$-0-	-0-	-0-	$-0-	$2,000

Robert Fields (12)	$1,625	$-0-	$-0-	-0-	-0-	$-0-	$1,625

Dale Fisher (134)	$3,679	$-0-	$-0-	-0-	-0-	$-0-	$3,679

John Stiska (14)	$2,500	$-0-	$-0-	-0-	-0-	$-0-	$2,500

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends declared or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)
Mr. Nussbaum was appointed to our Board on February 11, 2008 and did not receive any compensation for service on the Board during 2008. Mr. Nussbaum received no cash compensation during 2008. Mr. Nussbaum was awarded 2,500,000 options in 2008 that vest over 12 months at an exercise price of $0.08 with a full value of $120,528 per FAS 123R and vested option expense using FAS 123R of $102,940 for the year ended December 31, 2008.

(5)
Mr. Bernstein was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on the Board during 2008. Mr. Bernstein received no compensation during 2008. Mr. Bernstein was awarded 500,000 options in 2008 that vest over 12 months at an exercise price of $0.08 with a full value of $30,155 per FAS 123R and vested option expense using FAS 123R of $25,130 for the year ended December 31, 2008.

(6)
Mr. Fritz was appointed to our Board on February 12, 2008 and did not receive any cash compensation for services on the Board during 2008. Mr. Fritz received $356 in reimbursed expenses during 2008. Mr. Fritz was awarded 500,000 options in 2008 that vest over 12 months at an exercise price of $0.09 with a full value of $33,350 per FAS 123R and vested option expense using FAS 123R of $8,337 for the year ended December 31, 2008.

(7)
Mr. Korhonen was appointed to our Board on July 14, 2008 and did not receive any cash compensation for services on the Board during 2008.  Mr. Korhonen was awarded 300,000 options in 2008 that vest over 12 months at an exercise price of $0.115 with a full value of $28,590 per FAS 123R and vested option expense using FAS 123R of $11,915 and $16,675 for the years ended December 31, 2008 and December 31, 2009, respectively. For the period ended December 31, 2008, 50,000 options were exercised.

(8)
Mr. Polin was appointed to our Board on March 18, 2008 and did not receive any cash compensation for services on the Board during 2008. Mr. Polin was awarded 500,000 options in 2008 that vest over 12 months at an exercise price of $0.10 with a full value of $29,6502 per FAS 123R and vested option expense using FAS 123R of $22,239 for the year ended December 31, 2008.

(9)
Mr. Sage was appointed to our Board on February 11, 2008 and did not receive any compensation for service on the Board during 2008.  Mr. Sage received $367 in reimbursed expenses during 2008.  Mr. Sage was awarded 500,000 options in 2008 that vest over 12 months at an exercise price of $0.08 with a full value of $30,155 per FAS 123R and vested option expense using FAS 123R of $25,130 for the year ended December 31, 2008.

(10)
Mr. Page was appointed to our Board on October 11, 2006 and resigned on February 11, 2008.  Mr. Page received $2,500 and $18,000 in 2008 and  2007 as a member of our Board, $6,000 in 2007 as Chairman of the Compensation Committee and $6,000 as a member of the Audit Committee.  Mr. Page was awarded 400,000 options in 2006 that later were cancelled due to his resignation pursuant to the terms of the Company’s employee stock option plan.

(11)
Mr. Collato was appointed to our Board on October 11, 2006 and resigned on February 11, 2008.  Mr. Collato received $2,000 and $18,000 in 2008 and 2007 as a member of our Board, $3,000 in 2007 as Chairman of the Nominating and Governance Committee and $3,000 as a member of the Compensation Committee.  Mr. Collato was awarded 400,000 options in 2006 that later were cancelled due to his resignation pursuant to the terms of the Company’s employee stock option plan.

On October 6, 2006, we entered into an agreement with Richard Collato, who was a previous member of our Board, as a consultant to provide business implementation strategies as well as locate and introduce three prospective appointees for our Board in exchange for a $6,000 monthly retainer. The agreement terminated in October 2007. In addition to the monthly retainer, Mr. Collato earned $150,000 in other compensation during the years ended December 31, 2006 and December 31, 2007 upon placing three Board appointees and as a result of the appointees serving for a maximum of twelve months. In addition, Mr. Collato was granted 300,000 options with an exercise price of $0.001, with 150,000 options vesting immediately and 12,500 options vesting monthly over the next twelve months. Vested option expense using FAS 123R with a full value of $166,200 per FAS 123R and vested option expense using FAS 123R of $58,387 for the year ended December 31, 2007.. For the year ended December 31, 2008, 233,333 options were exercised.

(12)
Mr. Fields was appointed to our Board on March 23, 2007 and resigned on February 11, 2008. Mr. Fields received $1,625 and $12,600 in 2008 and 2007 as a member of our Board, and $2,025 in 2007 as a member of the Compensation Committee, prorated for his months of actual service. Mr. Fields was awarded 400,000 options in 2007 that later were cancelled due to his resignation pursuant to the terms of the Company’s employee stock option plan.

(13)
Mr. Fisher was appointed to our Board on September 6, 2007 and resigned on July 11, 2008.  In 2008 and 2007, Mr. Fisher received $3,679 and $1,725 as a member of our Board and as a member of the Compensation Committee, which is the aggregate of the standard director fees prorated for his months of actual service.  Mr. Fisher received no options.  For the period ended December 31, 2007, no options were issued and outstanding.

(14)	Mr. Stiska was appointed to our Board on March 23, 2007 and resigned on February 11, 2008.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	14,375,000	$0.59	154,187,613
Total	14,375,000	$0.59	154,187,613

(1)
We do not have any equity compensation plans, but we have entered into individual compensation arrangements with certain persons providing options and warrants to purchase our common stock in exchange for services to us.

Pension Plans

We currently sponsored a voluntary qualified 401(k) savings plan and a pension plan, available to full-time employees in 2007 and this plan was cancelled at the end of 2008. Our pension plan is a non-contributory defined contribution plan. Our 401(k) plan provides for discretionary employee contribution of up to 100% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. In the years ended December 31, 2008 and 2007, we made discretionary contributions totaling $-0- and $-0-, respectively, to our 401(k) saving plan and pension plan and reduced base salaries to leave total gross compensation unchanged.  Total expense relative to these plans for the years ended December 31, 2008 and 2007 was $-0- and $-0-, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during the fiscal year ended December 31, 2008 was, during such year or prior thereto, an officer or employee of the Company or any of its subsidiaries. During fiscal 2008, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 1, 2009, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities.  The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed.  Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 990 Highland Drive, Suite 206, Solano Beach, CA 92075.

Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Directors
Barry Nussbaum	3,032,500	(2)	8.9%
Edwin Korhonen	481,227	(3)	1.5%
Jeffrey L. Bernstein	900,000	(4)	2.8%
Kenneth Polin	500,000	(5)	1.5%
Charles Sage	850,000	(6)	2.6%
Mark C. Fritz	4,737,500	(7)	13.9%

Named Executive Officers/Directors
E. Jamie Schloss	3,750,000	(8)	11.1%
Directors and officers as a group (7 persons)	14,251,227	(9)	35.6%

Other Beneficial Owners
Gemini Master Fund Ltd. 12220 El Camino Real, Suite 400, San Diego, CA 92130	4,000,000	(10)	11.3%
1216848 Alberta Ltd. 9702 71st Avenue, Grande Prairie, Alberta, Canada T8V 5E1	4,022,790	(11)	12.6%

(1)
Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 1, 2009 by the exercise of options, warrants or other convertible securities.  All percents of class are based upon a total outstanding amount of 31,437,387 shares of our voting securities outstanding as of April 1, 2009.  Unless otherwise specified in the footnotes that follow, the indicated person has sole voting power and sole investment power with respect to the shares.

(2)
Includes 100,000 shares of common stock owned by Benjamin Financial Ltd., of which Mr. Nussbaum is affiliated with, 232,500 shares individually, 200,000 shares of common stock issuable upon exercise of warrants, and 2,500,000 shares issuable upon exercise of options.

(3)	Includes 150,000 shares of common stock issuable upon exercise of stock options.

(4)	Includes 200,000 shares of common stock owned individually, 200,000 shares of common stock issuable upon exercise of warrants, and 500,000 shares issuable upon exercise of stock options.

(5)	Includes 500,000 shares of common stock issuable upon exercise of stock options.

(6)	Includes 50,000 shares owned by his wife, Patricia E. Sage and 500,000 shares issuable upon exercise of stock options.

(7)
Includes 1,837,500 shares of common stock issuable upon exercise of warrants and 250,000 shares of common stock issuable upon exercise of stock options. 1,000,000 of the shares of common stock and 1,000,000 shares of the common stock underlying warrants are subject to a repurchase agreement with Granite dated April 24, 2007.

(8)	Includes 400,000 shares of common stock owned by Castle Rock Resources, Inc., of which Mr. Schloss is the sole owner and 1,700,000 shares issuable upon exercise of stock options.

(9)	Includes 2,237,500 shares of common stock issuable upon exercise of warrants and 6,100,000 shares of common stock issuable upon exercise of options.

(10)
Gemini Master Fund, Ltd., a Cayman Island company, beneficially owns warrants to purchase 4,000,000 shares of the Company’s common stock. Gemini Strategies, LLC is the investment manager for Gemini Master Fund and Steven Winters is its managing member. The information set forth under Item 12 for Gemini is based upon a Schedule 13G for December 31, 2007 filed with the Securities and Exchange Commission on January 30, 2008.

(11)	1216848 Alberta Ltd. is controlled by George Brown.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as listed below and under “Item 12,” we have not been a party to, since the beginning of our last fiscal year, nor are we a party to any current transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which, to our knowledge, any of our directors, director nominees,  officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The Board approves all related party transactions which are disclosed it.  The procedure for the review, approval or ratification for related party transactions involves discussing the transaction with management, discussing the transaction with the external auditors, reviewing financial statements and related disclosures and reviewing the details of major deals and transactions to ensure that they do not involve related transactions.  Members of management have been informed and understand that they are to bring related party transactions to the Board for approval.

1)          A former Director, Gary Vandergrift and his company Dynamo Energy, sued the Company for alleged breach of contract. The Company’s position is that our previously disclosed expression of intent to enter an agreement with Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), to obtain a right of first refusal on Dynamo’s prospects was never formalized by a signed, fully integrated agreement. On September 16, 2005, our Board determined that the proposed agreement with  Dynamo had not been authorized by the Board and made an offer of settlement to Mr. Vandergrift, which was not accepted. Mr. Vandergrift has since resigned as a member of our Board. On November 2, 2006, Dynamo filed a lawsuit for breach of contract, restitution and declaratory relief in the Superior Court of the State of California, County of San Diego against the Company, Frederick Berndt, our former V.P. and Director and E. Jamie Schloss, our former Chief Financial Officer and current Director and Chief Executive Officer.  As previously disclosed, our Board had determined that the proposed agreement with Dynamo had not been authorized by the Board.  In early June 2007, Dynamo asked us to stipulate to the filing of a Second Amended Complaint to add fraud claims against David Perez, our former Chief Executive Officer and Chairman of the Board.  Dynamo filed a motion seeking leave to file a Second Amended Complaint.  On November 7, 2007, the Court dismissed the case on the grounds that the Court is not a convenient forum in which to try the case and also (i) granted Dynamo's motion to file a Second Amended Complaint and (ii) determined that the Court does not have personal jurisdiction over Signet and Frederick Berndt and dismissed them from the lawsuit.  The Court entered Dynamo’s dismissal request without prejudice on January 8, 2008. Dynamo has since re-filed the case in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against the Company and its former CEO, David Perez, and that case is still pending.

2)          David Perez, our former Chief Executive Officer and Chairman of our Board, received 252,361 shares of capital stock in Andora Energy Corporation (“Andora”) in 2007 as a result of the completed business combination of Signet Energy, Inc., an affiliate of the Company, and Andora in exchange for shares he owned previously in the Company’s former wholly owned subsidiary, Signet Energy, Inc.  In 2007, Mr. Perez also received $344,782 for reimbursement of legal fees for a lawsuit filed by Mr. Jack Zemer, in which Mr. Perez and former director Daniel Schreiber were defendants and the Company was not a party. Mr. Perez has claimed additional amounts of legal fees from the Company as indemnification in connection with lawsuits involving Mr. Zemer which the Company is disputing.  Mr. Schreiber has also claimed indemnification is owed to him in connection with the same lawsuits.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on information supplied by Mr. Perez. The current and proposed Board of Directors reviewed those expenditures and determined they were improper. At the time Mr. Perez resigned from the Company as Chief Executive Officer, he claimed that his resignation was for “Good Reason” as defined in his employment agreement and therefore he is owed the severance provided for in his employment agreement.  The Company disputes that Mr. Perez resigned for “Good Reason” and denies that he is owed such severance. Mr. Perez resigned as an Officer and Director of the Company in February, 2008. For all other related party matters regarding Mr. Perez see Legal Proceedings.

3)          On March 2, 2007, Dale Fisher, a former member of the Board, was issued 1,905,145.50 redeemable preferred shares in Cold Flow ULC as a result of the Company’s acquisition of Peace Oil Corp.  Mr. Fisher is a former Peace Oil Corp. stockholder and was appointed as a director to our Board on September 6, 2007.  Each redeemable preferred share was exchangeable into two shares of the Company’s common stock.  On November 6, 2007, Mr. Fisher exchanged 500,000 redeemable preferred shares of Cold Flow into 1,000,000 shares of the Company’s common stock.  Upon completing the North Peace Transaction on June 28, 2007 and repaying CDN$4,000,000 in secured note payable repayments to Peace Oil stockholders, the Company issued a warrant to purchase 1,000,000 shares to 1304146 Alberta Ltd. at an exercise price per share of $1.00. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance.  Mr. Fisher’s pro rata portion of the warrant represents 212,500 shares when exercised.

On June 17, 2008, the Company entered into an agreement with Dale Fisher to purchase 500,000 common stock shares of Surge and 2,810,291 Cold Flow Exchangeable Preferred shares. The purchase price was paid for the exchange of 142,160 shares of North Peace Energy shares valued at $1.63 per North Peace share, for a total cost to the Company of $231,721.

On July 11, 2008, in connection with Mr. Dale Fisher’s resignation from the Company’s Board of Directors, the Company entered into an agreement to repurchase 500,000 shares of its common stock (valued at $.07 per share for a total cost to the Company of $35,000) from Mr. Fisher in exchange for 21,472 shares of North Peace Energy valued at $1.63 per North Peace Energy share.

4)           On October 6, 2006, we entered into an agreement with Richard Collato, who was a member of our Board until February 2008, as a consultant to provide business implementation strategies as well as locate and introduce three prospective appointees for our Board in exchange for a $6,000 monthly retainer. This consulting agreement terminated in October 2007. In addition to the monthly retainer, Mr. Collato earned $150,000 in fiscal 2007 after placing three Board appointees to the Company’s Board and also as a result of the appointees serving for twelve months. In addition, Mr. Collato was granted 300,000 options with an exercise price of $0.001, of which 200,000 options were exercised in January 2007 and he also exercised 133,333 stock option shares at $.50 per share.

On May 20, 2008, Mr. Collato exercised an option to purchase 100,000 shares at $.001 per share for $100.  Simultaneously, Mr. Collato sold these 100,000 shares and an additional 333,333 shares to Surge at $.07 per share, for a total cost to the Company of $30,333.

5)          In April 2007 we paid $25,000, to Granite Financial Group (“Granite”) pursuant to the terms of a finder’s agreement. Daniel Schreiber, one of our previous directors, is the President and sole owner of Granite. Granite was also been retained by us as a financial advisor on a non-exclusive basis to secure up to $10 million in financing. According to that agreement, Granite was due a 10% finder's fee for gross amounts received by the Company from sources provided by Granite up to $10 million. Granite Financial also received fees in conjunction with the purchase and sale of Pease Oil Corp. of approximately $1.4 million in 2007. The current and proposed Board of Directors reviewed those expenditures and determined that  those expenditures may have been improper. See “Item 3” for further details regarding Mr. Schreiber and Granite Financial.

6)          Mr. E. Jamie Schloss, our Chief Executive Officer, and Mr. Jeffrey L. Bernstein, each currently directors of the Company, were both each members of a Schedule 13-D group filing (as defined below) and who were co-plaintiffs in the case Jeffrey L. Bernstein and E. Jamie Schloss v. Surge Global Energy, Inc., C.A. No. 3411-VCS, in the Court of Chancery of the State of Delaware filed in December, 2007. In that case, Mr. Schloss and Mr. Bernstein were parties adverse to the Company at that time. However, this case was settled and dismissed.

7)          Mr. Mark Fritz, a member of the Board, was paid $0  and $39,314 in 2008 and 2007 as interest on a convertible note and (ii) $18,000 and $83,835 in liquidated damages in 2008 and 2007 respectively pursuant to his registration rights agreement with the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees RBSM LLP (our previous auditors) billed us in each of the last two fiscal years for professional services it rendered to us for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB, as well as for services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements for those years, was $83,473 in 2008 and $121,111 in 2007.

Our new auditors, GBH CPAs, PC, billed us $63,000 for professional services it rendered to us for the review of the financial statements included in our September 30, 2008 Form 10-Q and audit of our 2008 consolidated financial statements included in this Form 10-K.

Audit-Related Fees

RBSM LLP (our previous auditors) billed us $2,875 in 2008 and $59,100 in 2007 for audit-related services.

Tax Fees

The aggregate fees RBSM LLP (our previous auditors) billed us in fiscal year 2008 for professional services rendered for tax compliance, tax advice or tax planning was $0 and $13,325 in fiscal 2007.

All Other Fees

RBSM LLP (our previous auditors) and GBH CPAs, PC (our new auditors) did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of our Board (the “Audit Committee”) has adopted a policy requiring that all services provided to us by our independent registered public accounting firm be pre-approved by the Audit Committee. The policy pre-approves specific types of services that the independent registered public accounting firm may provide us if the types of services do not exceed specified cost limits. Any type of service that is not clearly described in the policy, as well as any type of described service that would exceed the pre-approved cost limit set forth in the policy, must be explicitly approved by our Audit Committee prior to any engagement with respect to that type of service. Our Audit Committee reviews the pre-approval policy and establishes fee limits annually, and may revise the list of pre-approved services from time to time.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All exhibits are filed herewith unless otherwise noted.

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

10.71    Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008

10.72    Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008

10.73    Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008

10.74    Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.

10.75    Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.

10.76    Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)

10.77    Left blank intentionally.

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

10.88    Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008  - date of earliest event – August 15, 2008)

31.1    Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009	SURGE GLOBAL ENERGY, INC.
	By:	/s/ E. Jamie Schloss
E. Jamie Schloss Chief Executive Officer (Principal Executive Officer)
Dated: April 15, 2009
	By:	/s/ E. Jamie Schloss
E. Jamie Schloss Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Barry Nussbaum	Chairman of the Board and Director	April 15, 2009
Barry Nussbaum
/s/ E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer and	April 15, 2009
E. Jamie Schloss	Director
/s/ Jeffrey Bernstein	Director	April 15, 2009
Jeffrey Bernstein
/s/Edwin Korhonen	Director	April 15, 2009
Edwin Korhonen
/s/ Mark Fritz	Director	April 15, 2009
Mark Fritz
/s/ Charles Sage	Director	April 15, 2009
Charles Sage
/s/ Kenneth D. Polin	Director	April 15, 2009
Kenneth D. Polin