Form 10-Q
period 2009-03-31
Surge Global Energy, Inc.
filed 2009-05-15
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such  reports)  and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☐    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO  ☒

As of May 13, 2009, the Registrant had 31,437,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$178,313	$656,843
Cash (restricted)	247,905	-
Convertible note receivable, net of discount of $68,750 and $137,500, respectively	206,250	137,500
Investment in marketable securities	868,870	577,585
Prepaid expenses	92,667	242,700
Total current assets	1,594,005	1,614,628

Property and equipment, net of accumulated depreciation of $22,446 and $20,968, respectively	11,529	13,007
Oil and gas properties, using full cost accounting – unproved	1,038,900	1,016,199
Investment in Andora Energy	3,765,639	3,540,639

Total Assets	$6,410,073	$6,184,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$909,165	$912,923
Note payable	189,160	-
Total current liabilities	1,098,325	912,923
Long-term liabilities:
Note payable	35,840	-
Asset retirement obligation	10,500	-
Total liabilities	1,144,665	912,923

Commitment and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $.001 per share; 200,000,000 shares authorized; 31,437,387 shares issued and outstanding	31,437	31,437
Additional paid-in capital	54,056,323	53,966,622
Accumulated other comprehensive loss	(668,362)	(995,909)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(35,816,478)	(35,393,088)
Total stockholders' equity	5,265,408	5,271,550

Total liabilities and stockholders' equity	$6,410,073	$6,184,473

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ending March 31,		For the period from January 1, 2005 (date of inception of exploration stage) through
	2009	2008	March 31, 2009
Operating expenses:
Selling, general and administrative expenses	$483,377	$675,924	$24,068,574
Accretion, depreciation and amortization	11,977	2,528	476,070
Oil and gas property impairment	3,380	-	6,904,793

Total operating expense	498,734	678,452	31,449,437

Loss from operations	(498,734)	(678,452)	(31,449,437)

Equity in losses from affiliates	-	-	(2,099,663)
Loss on redemption of preferred shares	-	-	(105,376)
Gain on sale of investments	-	600,000	657,638
Impairment of marketable securities	-	-	(2,929,136)
Warrants issued in connection with Peace Oil acquisition	-	-	(368,000)
Revaluation loss net of warrant liability	-	-	(431,261)
Interest income (expense), net	75,344	16,155	(4,295,444)
Gain on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105

Loss from continuing operations, before income taxes and minority interest	(423,390)	(62,297)	(39,495,574)

Benefit for income taxes	-	84,976	-

(Loss) income before minority interest	(423,390)	22,679	(39,495,574)

Loss applicable to minority interest	-	-	3,679,096

Net (loss) income	$(423,390)	$22,679	$(35,816,478)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	330,220	-	(650,050)
Foreign currency translation adjustment	(2,673)	35,778	(18,312)

Comprehensive (loss) income	$(95,843)	$58,457	$(36,484,840)

(Loss) income per common share-basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding – basic and diluted	31,437,387	36,316,491

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Three Months Ended		of exploration
	March 31,		stage) through
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(423,390)	$22,679	$(35,816,478)
Minority interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion, depreciation and amortization	11,977	2,528	475,930
Write-off of property and equipment	-	4,984	4,984
Gain on sale of marketable securities	-	(600,000)	(657,638)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	3,380	-	8,825,808
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,008,121
Non-cash compensation	62,495	46,342	6,658,676
Amortization of deferred compensation costs	-	-	3,039,038
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	27,206	-	419,712
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	(68,750)	-	(68,750)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Other receivable	-	(93)	(132,384)
Prepaid expense and other assets	150,334	249,998	(111,626)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(4,947)	80,497	822,712
Income taxes payable	-	(84,976)	-
Net cash used in operating activities	(241,695)	(278,041)	(9,784,260)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	-	189,633
Payment for note receivable	-	-	(137,500)
Purchase of oil and gas properties	(26,081)	-	(13,391,610)
Change in restricted cash	(247,905)	-	(247,905)
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Proceeds from sale of investment	-	600,000	600,000
Deposits	-	-	(9,913)
Purchases of property and equipment	-	(1,300)	(115,055)
Proceeds from sale of oil leases	-	-	6,314,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	(72,260)	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
2006 Signet cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	(273,986)	526,440	(6,690,490)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Three Months Ended		of exploration
	March 31,		stage) through
	2009	2008	March 31, 2009
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	-	-	4,250,000
Repurchase of common stock	-	-	(33,933)
Proceeds from exercise of options	-	-	97,717
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	-	-	17,256,957

Effect of exchange rates on cash and cash equivalents	37,151	(1,762)	(763,829)

Net (decrease) increase in cash and cash equivalents	(478,530)	246,637	18,378

Cash and cash equivalents at the beginning of the period	656,843	5,095,191	159,935

Cash and cash equivalents at the end of the period	$178,313	$5,341,828	$178,313

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

		For the period
		from January 1,
		2005 (inception
For the Three Months Ended		of exploration
March 31		stage) through
2009	2008	March 31, 2009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$171	$9,535	$506,669
Cash paid during the period for income taxes	-	-	-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	(330,220)	-	650,050
Note payable issued for investment	225,000		225,000
Exchange of North Peace shares for common shares	-	-	35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, Peace Oil Corp. and 1294697 Alberta Ltd., and its partially owned subsidiary, Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.) (see Note 5), (collectively the “Company”). Neither of Peace Oil Corp. (sold in June 2008), or 1294697 Alberta Ltd. have any ongoing business operations at this time.

The Company’s Canadian subsidiaries are carried in their Canadian dollar functional currency and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income.  All amounts stated in these financial statements are in U.S. dollars unless otherwise noted.

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

For the period from January 1, 2005 (inception of exploration stage) through March 31, 2009, the Company has accumulated exploration stage losses of $35,816,478 excluding foreign currency losses and unrealized losses on available for sale securities of $668,362. The Company will cease to be an exploration stage oil and gas corporation once it commences commercial production of oil and gas.

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

Asset Retirement Obligations

We have obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that we estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. Revisions for the three months ending March 31, 2009 resulted in an increase in asset retirement obligations of $10,500.

We recognize two components on our consolidated statement of operations; accretion of asset retirement obligations and asset retirement expense. Accretion of asset retirement obligation reflects the periodic accretion of the present value of future plugging and abandonment costs.

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the quarters ended March 31, 2009 and 2008, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The weighted average number of common shares outstanding used in the computations of income (loss) per share were 31,437,387 and 36,316,491 for the quarters ended March 31, 2009 and 2008, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $498,734 and $678,452 for the quarters ended March 31, 2009 and 2008, respectively. The Company’s cash position at March 31, 2009 was $178,313 (excluding restricted cash of $247,905) compared with $5,341,828 at March 31, 2008, a decrease of $5,163,515. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $495,680 as of March 31, 2009 compared with working capital of $701,705 as of December 31, 2008, a decrease of $206,205.

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

Recently Issued Accounting Pronouncements

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

The Company believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The fair values of the Company’s Level 1 financial assets are available for sale securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of March 31, 2009, the Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $731,370 and a Level 1 fair value of $731,370 based on quoted prices in active markets.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, any noncontrolling interests will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholder’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.  The Company implemented SFAS No. 160 effective January 1, 2009, and it did not have a significant impact on the Company’s financial position, results of operations, and cash flows.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONVERTIBLE NOTE RECEIVABLE

In September 2008, the Company paid $275,000 and issued 1,000,000 warrants at an exercise price of $0.75 per share and expiring December 31, 2009 for the purchase of 500,000 shares of common stock and a $275,000 convertible note receivable from 11 Good Energy, Inc..  The convertible note receivable bears interest at a rate of 8% per annum and matures June 30, 2009.  The note is secured by a lien on certain real property owned by the CEO of 11 Good Energy.

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

The Company allocated the purchase price to the convertible note receivable and the marketable securities based on the relative fair values of the instruments received and a discount of $137,500 was allocated to the convertible note receivable and $137,500 recorded as the value of  the 500,000 common shares of 11 Good Energy.  As of March 31, 2009, the discount on the convertible note receivable was amortized to a balance of $68,750 using the effective interest method.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

In June, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was CDN$15,000,000 in cash and 2,270,430 restricted common shares of North Peace initially valued at CDN$2.20 per share. After the North Peace transaction, the Company held a 4.87% fully diluted interest in North Peace prior to the new transactions described below. The Company utilized the proceeds from the sale to fund its operations.

In June and July 2008, the Company exchanged a total of 606,402 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of North Peace shares owned from the North Peace transaction at 1,739,129 shares, or 3.1% of North Peace as of March 31, 2009.  As of March 31, 2009, the ten day weighted average closing price of the common stock of North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $0.42 per share. The accumulated net unrealized loss on the investment in NPE shares which are held as securities available-for-sale was $650,050 for the quarter ended March 31, 2009.  This loss was recorded as a decrease in other comprehensive income and a reduction in shareholders’ equity.

As of March 31, 2009, the Company owned 1,739,129 shares of North Peace Energy Corp valued at $731,370 or approximately $0.42 per share.

11 Good Energy, Inc.

As of March 31, 2009, the Company owned 500,000 shares of 11 Good Energy Inc. acquired in September 2008, valued at $137,500.

NOTE 4 – OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of March 31, 2009 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$500,000	$516,199	$-	$1,016,199
2009	-	22,701	-	22,701
Totals	$500,000	$528,900	$-	$1,038,900

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company presently has no producing oil and gas properties.  During 2008, the Company acquired drilling and exploration rights in White Pine County, Nevada; Park County, Wyoming and Crane County, Texas.

During 2008, the Company commenced drilling of an exploration well on the Wyoming lease. The Company is currently performing additional testing on the well and it is in the process of installing down hole pumping equipment to enable commercial production.

In December 2008, the Company’s Crane County, Texas exploration lease and the property was unsuccessful and was deemed impaired.  As a result, the costs incurred were transferred to the full cost pool and an impairment expense of $580,397 and $3,380 as of December 31, 2008 and March 31, 2009, respectively, were recorded as the Company had no proved reserves as of March 31, 2009.

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

Andora is a privately owned oil and gas company and is owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.  At the time of the combination, the Company’s former CEO, David Perez, was a member of Signet’s Board of Directors and possessed 850,000 shares of Signet common stock, which he exchanged for approximately 252,361 shares of common stock of Andora.  In March 2009 all of these 252,361 Andora shares were returned to the Company pursuant to a settlement agreement with Mr. Perez.  See additional disclosures in the Litigation Matters and Subsequent Events footnotes.

The net investment in Andora at March 31, 2009 and 2008 was $3,765,639 and $3,540,639, respectively, representing the Company’s approximate 6.03% of the fully diluted shares of Andora. No charges relating to Andora were made to the Company’s financial statements in the quarter ended March 31, 2009. The Company owns a total of 3,681,501 common shares of Andora of which 2,349,321 shares are held in an escrow account created pursuant to the plan of arrangement between Signet Energy Inc., Andora Energy Corporation and an unaffiliated Alberta company.

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

NOTE 6 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Three Months Ended March 31 ,
	2009	2008
Net (Loss)/Income	$(423,390)	$22,679

Income tax computed at combined U.S. and state statutory rates (40%)	(169,356)	9,072
Permanent differences	-	-
Changes in valuation allowance	169,356	(9,072)
Total	$-	$-

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of March 31,	As of December 31,
Deferred tax assets:	2009	2008
Net operating loss carryforwards	$4,880,000	$4,720,000
		-
Less valuation allowance	(4,880,000)	(4,720,000)
Total	$-	$-

At March 31, 2009, Surge had a net operating loss carryforwards of approximately $12,200,000 for federal and approximately $8,800,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $760,000 and $600,000 for the quarters ended March 31, 2009 and 2008, respectively.  Section 382 Rule will place annual limitations on the Company’s net operating loss carryforward. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

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

On November 6, 2007, three former Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 common shares of the Company. After this exchange Cold Flow had 5,215,436.5 Exchangeable Shares issued and outstanding which, at that time, were convertible into 10,430,873 common shares of the Company. Since a holder of Exchangeable Shares could cause redemption of shares at any time, the Company classified the redemption amount outside permanent equity. At December 31, 2007 the Company’s Exchangeable Shares had a carrying value of  $5,930,156.

On June 17, 2008, the Company redeemed the balance of all the outstanding Exchangeable Shares in exchange for 584,929 shares of North Peace Energy valued at $1.10 per share after foreign exchange adjustments, or a total consideration of $644,744. After this transaction, no Exchangeable Shares were outstanding.

NOTE 8 - CAPITAL STOCK

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

There were no capital stock transactions during the quarter ended March 31, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the balances of warrants outstanding at March 31, 2009.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	100,000	0.65	0.08	100,000	$0.08
0.10	375,000	1.25	0.10	375,000	0.10
0.11	300,000	1.25	0.11	300,000	0.11
0.12	120,000	1.25	0.12	120,000	0.12
0.60	3,000,000	3.16	0.60	3,000,000	0.60
0.75	1,000,000	0.75	0.75	1,000,000	0.75
1.00	1,000,000	1.24	1.00	1,000,000	1.00
1.45	200,000	1.67	1.45	200,000	1.45
1.60	1,005,000	0.82	1.60	1,005,000	1.60
$2.00	1,200,000	1.95	2.00	1,200,000	2.00
	8,300,000	1.93	$0.96	8,300,000	$0.96

Transactions involving the Company's warrant issuance or expiration are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	375,000	0.10
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	8,300,000	$0.96

For the quarter ending March 31, 2009, the Company issued 375,000 warrants to purchase 375,000 shares of common stock to a consultant at an exercise price of $0.10 per share with a two year term and vesting immediately. The fair value of $27,206 was recorded as warrant expense during the period ended March 31, 2009 and the warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for warrants issued during the quarter ended March 31, 2009 include (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends.  The warrants had $0 intrinsic value at March 31, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at March 31, 2009.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.08	5,200,000	3.91	$0.08	5,200,000	$0.08
0.09	500,000	4.48	0.09	250,000	0.09
0.10	500,000	3.96	0.10	500,000	0.10
$0.12	250,000	4.29	0.12	150,000	0.12
	6,450,000	3.98	$0.08	6,100,000	$0.08

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	6,450,000	$0.08

During 2008, options to purchase 6,500,000 shares of common stock were granted by Surge Global Energy, Inc. to its officer and directors at exercise prices of $0.08 to $0.12 per share. These options have a term of five years from the date of grant. 1,260,000 shares vested immediately on the date of grant and the remainder vest 1/12th per month thereafter.  Non cash compensation expense of $62,495 and $46,342 was charged to operations in March 31, 2009 and 2008, respectively, using the Black-Scholes method of option-pricing model.

NOTE 10 – GAIN (LOSS) ON SALE OF INVESTMENTS

On March 18, 2008, the Company sold its entire 17.52% interest in Cynthia Holdings, Ltd for $600,000 in cash and 1,000,000 shares of the Company’s common stock.  A gain on the sale of $600,000 is reflected in the consolidated financial statements for the quarter ended March 31, 2008 with no corresponding gain being recorded in the March 31, 2009 quarter. This investment had been acquired in 2004 for $600,000 and was impaired prior to January 1, 2007.

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

Dynamo Litigation:  Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), filed a civil complaint in San Diego Superior Court in 2006 in connection with an alleged breach of contract purportedly entered into on October 12, 2004. The Company's Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. The complaint was filed against the Company, Frederick Berndt, the Company's former V.P. and Director, E. Jamie Schloss, the Company's current Chief Executive and Chief Financial Officer, and Director, and Signet Energy, Inc. (“Signet”).  On November 7, 2007, the San Diego Court dismissed the 2006 case on the grounds that case filed in San Diego, CA was not a convenient forum to try the case and on January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice.

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued estimated costs of litigation to March 31, 2009 only. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from this claim. The Company believes that any loss in this matter over what has been accrued is deemed remote. A total of $462,800 has been accrued at March 31, 2009 for legal fees incurred by third parties in this matter.

Granite Litigation: On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. This case is still pending and the Company has accrued expenses in the amount of $71,732 in conjunction with this matter.  The Company believes that any loss in excess of what has been accrued is deemed remote.

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

On August 12, 2008 Granite Financial Group, LLC (“Granite”) and Daniel Schreiber filed suit against the Company in the Court of Common Pleas in Cuyahoga County, Ohio alleging breach of contract, claim for indemnity and declaratory relief. This claim arises from an arbitration proceeding in Ohio regarding claims made by Mark Fritz, currently a Director of the Company, against Granite regarding the sale of securities. Granite is seeking reimbursement for their legal fees and related costs in that matter.

On October 20, 2008, the Company filed a Motion to Dismiss in Ohio on the basis that the Granite Complaint did not have jurisdiction. In February, 2009 this lawsuit was dismissed in Ohio but essentially the same claims were subsequently refilled in San Diego County (Case #37-2009-0082077-CU-BC-CTL). The Company intends on vigorously defending this complaint. A total of $315,000 has been accrued on our financial statements as of March 31, 2009 in conjunction with this matter. The Company believes that any loss in excess of what has been accrued is deemed remote.

On March 6, 2009, a writ of attachment for approximately $247,900 was granted to Granite Financial Corp. in conjunction with their claim for legal fees relating to costs incurred by Granite in the Fritz arbitration proceeding originally commenced in Ohio.  These funds were placed into an attorney trust account pending resolution of the Granite Financial lawsuit.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Perez Litigation:  In 2007, David Perez, our former Chief Executive Officer and former Chairman of the Board, and/or his law firm received approximately $345,000 before Mr. Perez’s resignation on February 6, 2008 for reimbursement of legal fees incurred in lawsuits involving Mr. Jack Zemer, in which suits Mr. Perez and former director Daniel Schreiber were defendants, and in which the Company was not a named party.  Mr. Perez has also claimed additional amounts from the Company as indemnification in connection with these  lawsuits totaling $191,000 to date.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on incomplete information supplied by Mr. Perez.  The current Board of Directors, elected on February 11, 2008, has reviewed those claims and expenditures and based on legal advice determined that they were improper.

After Mr. Perez resigned from the Company as Chief Executive Officer, he has also claimed that his resignation was for “Good Reason” as defined in his employment agreement and he is owed the severance provided for in his employment agreement.  The Company is disputing this claim and will seek to recover any funds paid, accrued or attributable to this claim. The Company also disputes that Mr. Perez resigned for “Good Reason;” denies that he is owed such severance, and the Company filed a cross complaint against Mr. Perez to recover all legal fees paid or accrued and to recover other damages from Mr. Perez.

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

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was reversed in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days.

NOTE 12 - SUBSEQUENT EVENTS

On April 23, 2009 the Company granted a total of 2,700,000 stock options to its directors and officer at an exercise price of $0.55 per share. Of the 2,700,000 options, 1,500,000 options vest in one year from the date of issuance and the remaining 1,200,000 options vest in two years in equal monthly installments.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2009 and the comparable period ending March 31, 2008, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. The Company has not yet generated any revenues from oil and gas operations and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

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

In connection with the Peace Oil acquisition, we also issued to 1304146 Alberta Ltd., a company formed by the former stockholders of Peace Oil, a warrant to purchase up to 1,000,000 shares, in the aggregate, of our common stock at an exercise price of $1.00 per share. The warrant is exercisable in cash or by net issue exercise and has a term of three years from the date of issuance and remains outstanding.

In June 2008 the Company sold 100% of its shares in Peace Oil Corp.

Business Operations

Sawn Lake Project, Alberta, Canada

On September 19, 2007, the proposed business combination of Signet and Andora took place and the Company received a total of 3,429,138 common shares of Andora to hold a 5.87% fully diluted interest in Andora. Andora is an oil and gas company owned 55.4% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange. At that time, a total of 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet and are being held in conjunction with the Dynamo litigation. See Legal Proceedings.

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

In March 2009, the Company’s investment in Andora was increased by 252,361 shares valued at $225,000 pursuant to a legal settlement agreement.

Peace Oil Corp (Red Earth Area, Alberta, Canada)

On June 28, 2007, Peace Oil sold its interests in the Red Earth Leases and certain other assets to North Peace Energy (NPE). As a result of this transaction, Peace Oil held at that time 2,270,430 shares in North Peace Energy Corp. (NPE) or approximately 4.87% on a fully diluted basis.

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

The Company owned 1,739,139 shares of North Peace Energy (NPE) valued at $731,370 at March 31, 2009.

Santa Rosa Dome Project, Mendoza Province, Argentina

On March 18, 2008, the Company sold its entire investment in the Santa Rosa Dome Prospect for $600,000 in cash and 1,000,000 shares of the Company’s common stock, and a gain on the sale was reflected in the quarter ending March 31, 2008 financial statements. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off in a prior period.

Plan of Operations

The Company is actively engaged in the search for commercial oil and gas prospects, leases and working interest ownership in oil and gas properties.  Once prospects are identified and evaluated, leases are acquired from landowners or prior lease owners and the Company usually has from one to three years to drill a well or wells on those leases. The cost of oil & gas leases vary from property to property and leasing costs can average from $100 per acre to $500 per acre. After acreage is leased, the Company evaluates those properties further to determine the best plan of development and creates a budget called an Authorization For Expenditures (“AFE”) which reflects current drilling and completion costs for a specific well. On a 5,500 foot vertical well in Texas or New Mexico drilling costs could be as much as $500,000 and in Nevada over $1,200,000. Once drilling logs confirm indications of commercially producible oil & gas, completion of the well occurs. Completion costs can range from $250,000 to $500,000 per well drilled depending on the specific requirements of each well. Our drilling priority plans may change based on many factors including market prices for oil and gas, successes or failures of drilled wells, and our limited funds. As the Company drills more wells it may seek additional financing (debt or equity) to finance future drilling operations.

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. This well has been tested and management is satisfied that the estimated initial flow rate of natural gas and barrels of oil per day can be produced in sufficient commercial quantity for production of this site to be commercially viable and for us to recoup our initial investment. However, Management’s estimates are based on one well at this site. Therefore, Management’s estimates and determination that this property is commercially viable is subject to a substantial chance of error. We can provide no assurances that the amount of natural gas and barrels of oil per day that are actually recovered from this site will be brought to the surface and sold in sufficient commercial quantities for us to profitably operate this property. The well was drilled pursuant to a participation agreement between Surge’s wholly owned subsidiary, Surge Energy Resources, Inc. and Delaphin Energy Resources III, LLC.

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

The Company plans on maximizing the value of its investment in Andora and North Peace Oil common stock by seeking opportunities to sell or trade these securities for cash or other oil & gas properties. The Company’s current oil and gas investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development subject to the conditions described above as well as additional financing. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all.

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

Number of Employees

From our inception through the period ended March 31, 2009, we have relied on the services of outside consultants and currently have three (3) full time employee and two (2) consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base  of three (3) full  employees  during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In June and July 2008, the Company redeemed an aggregate of 3,689,617 shares of common stock in connection with buyback of shares previously issued in conjunction with the purchase of Peace Oil Corp.

In July, 2008, the Company issued 50,000 common shares in conjunction with stock options exercised at $0.115 per share.

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

For income tax reporting purposes, the Company’s aggregate Federal unused net tax loss carryforwards of approximately $12,200,000, with which expire at various times through 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related to the carryforward is approximately $4,880,000. The Company has provided a valuation reserve against the full amount of the net tax future benefit, since in the opinion of management based on past earnings of the Company, it is more likely that the benefit will not be realized.

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

Results of Operations

For The Three Month Periods Ending March 31, 2009 and March 31, 2008

The Company had no operating revenues in the three months ended March 31, 2009 or 2008.

For the three months ended March 31, 2009, the Company had a net loss of approximately $423,000 (loss of $0.01 per share) versus income of approximately $23,000 (income of $0.00 per share) for the comparable period in 2008.  The overall change in net income for the two periods was approximately $446,000.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended March 31, 2009 were $499,000 versus $678,000 in the comparable three months ended March 31, 2008, a decrease of $179,000 (26.4%) from the prior three month period.  The decrease was primarily attributable to a reduction of $109,000 in legal and audit expenses, a decrease of payroll, director’s fees, and general and administrative expenses of $65,000 and a decrease in rent expense $5,000.

In the three months ending March 31, 2008, the Company recognized a gain on the sale of its Santa Rosa interest of $600,000 with no comparable gain in the three months ended March 31, 2009.

Net interest income for the three months ended March 31, 2009 was $75,000 versus net interest income of $16,000 for the three months ended March 31, 2008, an increase of $59,000, consisting primarily of the accretion of the 11 Good Energy Note receivable.

Foreign currency translation adjustments in the three months ended March 31, 2009 resulted in a loss on translation of $3,000 compared to a gain on foreign currency exchange of $36,000 in the three months ended March 31, 2008.

Unrealized gain on available for sale securities in the three months ended March 31, 2009 was $330,000. No comparable gain (loss) occurred in 2008.

Future Operating Trends

We have acquired oil and gas leases in Nevada and Wyoming as described under Plan of Operations. Our future operations will depend upon available cash resources, additional financing and/or the possible sale of portions of our investments in North Peace Energy and/or Andora. We can provide no assurances that financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments should the need arise. Future drilling costs can be expected to be substantial and the success of drilling operations cannot be assured.

Liquidity and Capital Resources

Current Position

As of March 31, 2009, our current assets consisted of unrestricted cash and cash equivalents on hand of $178,000, restricted cash of $248,000, marketable securities of $869,000, prepaid expenses and note receivable of $299,000 totaling $1,594,000 versus current liabilities of $1,098,000, thereby creating a working capital surplus of $496,000.  At December 31, 2008, the Company had cash on hand of $657,000 and other investments and prepaid expenses of $958,000 for total current assets of $1,615,000. The net decrease in current assets during the three month period of $21,000 was attributable mainly to cash on hand decreasing by $479,000, restricted cash increasing by $248,000, an increase in the North Peace Energy investment of $291,000, and a net decrease of $81,000 in prepaid expenses and note receivable.

By reducing our operating expenses and planning acquisitions or dispositions of assets as necessary to manage the business properly, the Company has had sufficient capital resources to meet our continued cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations and in raising capital through the sale of common stock on terms acceptable to us, this could have a material adverse affect on our business, results of operations and financial position.

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration operations. We are involved in various litigations, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.  In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations.

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

Dynamo Litigation:  Dynamo Energy Corporation, a Canadian corporation (“Dynamo”), filed a civil complaint in San Diego Superior Court in 2006 in connection with an alleged breach of contract purportedly entered into on October 12, 2004. The Company's Board of Directors previously determined that the proposed agreement with Dynamo had not been authorized by the Board and made an offer of settlement, which was not accepted. The complaint was filed against the Company, Frederick Berndt, the Company's former V.P. and Director, E. Jamie Schloss, the Company's current Chief Executive and Chief Financial Officer, and Director, and Signet Energy, Inc. (“Signet”).  On November 7, 2007, the San Diego Court dismissed the 2006 case on the grounds that case filed in San Diego, CA was not a convenient forum to try the case and on January 8, 2008, the Court entered Dynamo’s dismissal request without prejudice.

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company and Mr. Perez were served on March 22, 2008. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued costs of litigation to March 31, 2009, some of which may be covered by insurance. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from this claim. The Company believes that any loss in this matter above what has been accrued is deemed remote. A total of $462,800 has been accrued at March 31, 2009 for legal fees incurred by third parties in this matter.

Granite Litigation: On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semedjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. This case is still pending and the Company has accrued expenses in the amount of $71,732 in conjunction with this matter.  The Company believes that any loss in excess of what has been accrued is deemed remote.

On August 1, 2008, the Company filed counterclaims seeking monetary damages against Mr. Perez and Daniel Schreiber, a former Director, and Granite Financial Group, a company owned by Mr. Schreiber, alleging (i) breach of fiduciary duty, (ii) breach of his employment agreement, (iii) fraudulent and intentional misconduct in conscious disregard of the Company’s rights, (iv) conspiracy with other parties to wrongfully obtain the Company’s assets for themselves and each of them, and (v) seeking injunctive relief with respect to certain securities held by Mr. Perez. Subsequently the claims against Mr. Perez were settled.

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

The Company intends on vigorously defending this complaint. A total of $315,000 has been accrued on our financial statements as of March 31, 2009 in conjunction with these matters. The Company believes that any loss in excess of what has been accrued is deemed remote.

Perez Litigation: In 2007, David Perez, our former Chief Executive Officer and formerly Chairman of the Board, and/or his law firm received approximately $345,000 before Mr. Perez’s resignation on February 6, 2008 for reimbursement of legal fees incurred in lawsuits involving Mr. Jack Zemer, in which suits Mr. Perez and former director Daniel Schreiber were defendants, and in which the Company was not a named party.  Mr. Perez has also claimed additional amounts from the Company as indemnification in connection with these  lawsuits totaling $191,000 to date.  The payment of Mr. Perez’s legal fees was reviewed by a prior Board of Directors based on incomplete information supplied by Mr. Perez.  The current Board of Directors, elected on February 11, 2008, has reviewed those claims and expenditures and based on legal advice determined that they were improper.

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

On June 23, 2008, a complaint was filed against the Company in Superior Court of San Diego, California by its former Chief Operating Officer, David Perez, alleging Breach of Contract and seeking Declaratory Relief. The claims are for breach of an Indemnity Agreement and breach of the Company's bylaws with respect to advancement and reimbursement of past, present and future legal fees and expenses incurred by Mr. Perez in conjunction with the abovementioned Zemer lawsuit, in which lawsuit the Company was not a named party. Mr. Perez reserved his right to seek any and all claims he has against the Company under the arbitration clause of his employment agreement to seek recovery for any claims Mr. Perez has against the Company pursuant to said agreement.  Any loss in excess of what has been accrued is deemed remote On March 6, 2009, a writ of attachment for approximately $247,900 was granted to Granite Financial Corp. in conjunction with their claim for legal fees relating to costs incurred by Granite in the Mark Fritz arbitration originally commenced in Ohio.  These funds were placed into an attorney trust account pending resolution of the Granite Financial lawsuit.

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was reversed in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, there were no sales of securities or repurchases of securities by the Company.

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

10.67
Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.68
First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.69
Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)

10.70
Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)

10.71
Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008. Incorporated by reference to the Registrant’s Form 10-KSB filed on April 15, 2008 for its fiscal year ended December 31, 2007.

10.72
Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008.  Incorporated by reference to the Registrant’s Form 10-KSB filed on April 15, 2008 for its fiscal year ended December 31, 2007.

10.73
Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008. Incorporated by reference to the Registrant’s Form 10-KSB filed on April 15, 2008 for its fiscal year ended December 31, 2007.

10.74
Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008. Incorporated by reference to the Registrant’s Form 10-KSB filed on April 15, 2008 for its fiscal year ended December 31, 2007.

10.75
Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008. Incorporated by reference to the Registrant’s Form 10-KSB filed on April 15, 2008 for its fiscal year ended December 31, 2007.

10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. Incorporated by reference to Form 8-K/A (June 17, 2008 – date of earliest event) filed on August 15, 2009.

10.77	Left blank intentionally.

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

SURGE GLOBAL ENERGY, INC.

DATED: May 14, 2009	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)