Form 10-Q
period 2009-06-30
Surge Global Energy, Inc.
filed 2009-08-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 14, 2009, the Registrant had 31,437,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$206,542	$656,843
Cash (restricted)	247,905	-
Convertible note receivable, net of discount of $-0- and $137,500, respectively	-	137,500
Investment in marketable securities	1,085,170	577,585
Prepaid expenses	59,982	242,700
Total current assets	1,599,599	1,614,628

Property and equipment, net of accumulated depreciation of $23,923 and $20,968, respectively	10,052	13,007
Oil and gas properties, using full cost accounting – unproved	828,905	1,016,199
Investment in Andora Energy	3,765,639	3,540,639

Total Assets	$6,204,195	$6,184,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$905,931	$912,923
Note payable	152,448	-
Total current liabilities	1,058,379	912,923
Long-term liabilities:
Asset retirement obligation	10,500	-
Total liabilities	1,068,879	912,923

Commitment and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,437,387 shares issued and outstanding	31,437	31,437
Additional paid-in capital	54,086,401	53,966,622
Accumulated other comprehensive loss	(358,391)	(995,909)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(36,286,619)	(35,393,088)
Total stockholders' equity	5,135,316	5,271,550

Total liabilities and stockholders' equity	$6,204,195	$6,184,473

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

					For the period from
					January 1, 2005
					(date of inception of exploration
	For the Three Months Ending		For the Six Months Ending		stage) through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Operating expenses:
Selling, general and administrative expenses	$258,720	$436,960	$741,647	$1,112,884	$24,326,844
Accretion, depreciation and amortization	(9,022)	1,555	2,955	4,083	467,048
Oil and Gas impairment	245,038		248,418	-	7,149,831
Total operating expenses	494,286	438,515	993,020	1,116,967	31,943,723

Loss from operations	(494,286)	(438,515)	(993,020)	(1,116,967)	(31,943,723)
Gain on disposition of Peace Oil property and Peace Oil Corp.	-	3,699,858	-	3,699,858	1,525,105
Equity in losses from affiliates	-	-	-	-	(2,099,663)
Impairment of marketable securities	-	-	-	-	(2,929,136)
Loss on redemption of preferred shares	-	-	-	-	(105,376)
Revaluation loss net of warrant liability	-	-	-	-	(431,261)
Gain (loss) on sale of marketable securities	(58,723)	205,397	(58,723)	805,397	598,915
Warrants issued in connection with Peace Oil acquisition	-	-	-	-	(368,000)
Interest income (expense), net	82,868	17,794	158,212	33,949	(4,212,576)

(Loss) Income from continuing operations, before income taxes and minority interest	(470,141)	3,484,534	(893,531)	3,422,237	(39,965,715)
Provision for income taxes	-	(84,976)	-	-	-
Income (loss) before minority interest	(470,141)	3,399,558	(893,531)	3,422,237	(39,965,715)
Loss applicable to minority interest	-	-	-	-	3,679,096
Net income (loss)	$(470,141)	$3,399,558	$(893,531)	$3,422,237	$(36,286,619)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	290,824	-	621,044	-	(359,226)
Foreign currency translation adjustment	19,147	794,626	16,474	830,404	835

Comprehensive income (loss)	$(160,170)	$4,194,184	$(256,013)	$4,252,641	$(36,400,010)
Net income (loss) per common share - basic and diluted	$(0.02)	$0.10	$(0.03)	$0.10	$(1.24)

Weighted average shares outstanding – basic and diluted	31,437,387	34,860,831	31,437,387	35,627,122	29,197,320

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Six Months Ended		of exploration
	June 30,		stage) through
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(893,531)	$3,422,237	$(36,286,619)
Minority interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion, depreciation and amortization	2,955	4,083	466,908
Write-off of property and equipment	-	4,984	4,984
(Gain) loss on sale of marketable securities	58,723	(600,000)	(598,915)
(Gain) loss from redemption of preferred shares	-	(151,306)	105,376
Loss on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	(3,699,858)	(1,525,105)
Equity in losses from affiliates	-	-	2,099,663
Impairment of oil and gas properties	248,418	-	9,070,846
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,008,121
Non-cash compensation	92,573	111,813	10,965,394
Amortization of deferred compensation costs	-	-	3,039,038
Gain on revaluation of warrant liabilities	-	-	431,261
Warrant expense	27,206	4,070	419,712
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	(137,500)	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Changes in operating assets and liabilities:
Other receivable	-	-	(132,384)
Prepaid expense and other assets	182,151	250,337	(79,810)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(4,746)	(14,838)	822,913
Net cash used in operating activities	(423,751)	(668,478)	(9,966,317)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Cash flows from investing activities:
Proceeds from sale of marketable securities	58,931	189,634	248,564
Purchase of marketable securities	-	(227,649)	(5,475,727)
Proceeds from note receivable	275,000	-	275,000
Purchase of note receivable	-	-	(137,500)
Consideration paid on sale of subsidiary	-	(1,413,222)	(1,533,395)
Proceeds from sale of investment	-	600,000	600,000
Purchase of oil and gas properties	(50,624)	-	(13,416,153)
Change in restricted cash	(247,905)	-	(247,905)
Deposits	-	-	(9,913)
Purchases of property and equipment	-	(3,294)	(115,055)
Proceeds from sale of oil and gas properties	-	-	6,314,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Payments for asset retirement obligation	-	-	51,273
Gemini note repayment	-	-	(1,380,000)
2006 Signet cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	35,402	(854,531)	(6,381,102)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Six Months Ended		of exploration
	June 30,		stage) through
	2009	2008	June 30, 2009
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	-	-	4,250,000
Principal payments on note payable	(72,552)	-	(72,552)
Repurchase of common stock	-	(30,333)	(33,933)
Proceeds from exercise of options	-	100	97,717
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(72,552)	(30,233)	17,184,405

Effect of exchange rates on cash and cash equivalents	10,600	(35,264)	(790,379)

Net (decrease) increase in cash and cash equivalents	(450,301)	(1,588,506)	46,607

Cash and cash equivalents at the beginning of the period	656,843	5,095,191	159,935

Cash and cash equivalents at the end of the period	$206,542	$3,506,685	$206,542

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

		For the period
		from January 1,
		2005 (inception
For the Six Months Ended		of exploration
June 30		stage) through
2009	2008	June 30, 2009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,383	$9,591	$509,336

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	(621,044)	-	359,226
Note payable issued on settlement of litigation	225,000		225,000
Exchange of North Peace shares for common shares	-	-	35,000
Asset retirement obligation	10,500	-	10,500
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2009, the Company has accumulated exploration stage losses of $36,286,619, excluding foreign currency translation gains and unrealized losses on available for sale securities of $359,226. The Company will cease to be an exploration stage oil and gas corporation once it commences commercial production of oil and gas.

Management Estimates

The preparation of financial statements in conformity with generally acceptable accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

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

Asset Retirement Obligations

We have obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. We estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. Revisions for the six months ending June 30, 2009 resulted in an increase in asset retirement obligations of $10,500.

We recognize two components on our consolidated statement of operations; accretion of asset retirement obligations and asset retirement expense. Accretion of asset retirement obligation reflects the periodic accretion of the present value of future plugging and abandonment costs.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the six months ended June 30, 2009 and 2008, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The weighted average number of common shares outstanding used in the computations of income (loss) per share were 31,437,387 and 35,627,122 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $993,020 and $1,116,967 for the six months ended June 30, 2009 and 2008, respectively. The Company’s cash position at June 30, 2009 was $206,542 (excluding restricted cash of $247,905) compared with $656,843 at December 31, 2008, a decrease of $450,301. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $541,220 as of June 30, 2009 compared with working capital of $701,705 as of December 31, 2008, a decrease of $160,485.

In addition to receiving income from its oil and gas investments, management intends to continue reducing operating expenses in future periods and will also attempt to generate cash from the sale of its marketable securities, long-term investments and the private placement of its equity and/or debt securities. While it is management’s goal that its aforementioned activities are expected to generate sufficient cash flow to meet the Company’s cash needs over the last six months of 2009, we can provide no assurances in this regard.

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

The Company believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The fair values of the Company’s Level 1 financial assets are available for sale securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of June 30, 2009, the Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $947,670 and a Level 1 fair value of $947,670 based on quoted prices in active markets.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONVERTIBLE NOTE RECEIVABLE

In September 2008, the Company paid $275,000 and issued 1,000,000 warrants at an exercise price of $0.75 per share and expiring December 31, 2009 for the purchase of 500,000 shares of common stock and a $275,000 convertible note receivable from 11 Good Energy, Inc.  The convertible note receivable bore interest at a rate of 8% per annum and was scheduled to mature on June 30, 2009.

The note was either redeemable at face value or convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and is redeemable at the Company's election at the earlier of maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc.  The conversion price will be calculated at 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants.  The number of warrants was equal to the number of common stock issuable upon conversion or retirement of the note.  The exercise price of the warrants is equal to 85% of the cash sales price per share of the first equity offering sold by 11 Good Energy, Inc. in a private placement.  The warrants will expire on June 30, 2010.

The Company allocated the purchase price to the convertible note receivable and the marketable securities based on the relative fair values of the instruments received and a discount of $137,500 was allocated to the convertible note receivable and $137,500 recorded as the value of  the 500,000 common shares of 11 Good Energy.

On June 11, 2009, the note receivable, accrued interest and legal fees thereon, totaling $295,057, was paid in full. The discount on the convertible note receivable was fully amortized using the effective interest method.  At the same time, the 1,000,000 warrants issued by the Company at $0.75 per share were cancelled.

 The 11 Good Energy stock purchase warrants held by the Company remain outstanding.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

In June 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was CDN$15,000,000 in cash and 2,270,430 restricted common shares of North Peace initially valued at CDN$2.20 per share. After the North Peace transaction, the Company held a 4.87% fully diluted interest in North Peace prior to the new transactions described below.

In June and July 2008, the Company exchanged a total of 606,402 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company. The  balance of North Peace shares owned from the North Peace transaction is 2.8% of North Peace as of June 30, 2009.  As of June 30, 2009, the ten day weighted average closing price of the common stock of North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $0.59 per share. The accumulated net unrealized loss on the investment in NPE shares which are held as securities available-for-sale was $359,226 for the six months ended June 30, 2009.  This loss was recorded as a decrease in other comprehensive income and a reduction in shareholders’ equity.

During the quarter ended June 30, 2009, the Company sold 142,628 shares of North Peace Energy and received $58,931 in cash and recorded a loss on sale of $58,723.

As of June 30, 2009, the Company owned 1,596,501 shares of North Peace Energy Corp valued at $947,670 or approximately $0.59 per share.

11 Good Energy, Inc. Shares

As of June 30, 2009, the Company owned 500,000 shares of 11 Good Energy Inc. acquired in September 2008, valued at $137,500. The Company granted 11 Good Energy, Inc. and/or its CEO, Frederick Berndt, an option to purchase these shares at $1.00 per share exercisable until September 21, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of June 30, 2009 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$500,000	$516,199	$-	$1,016,199
2009	-	61,124	-	61,124
Impairment		(248,418)		(248,418)
Totals	$500,000	$328,905	$-	$828,905

During 2008, the Company acquired drilling and exploration rights in White Pine County, Nevada; Park County, Wyoming and Crane County, Texas. The Company commenced drilling of an exploration well on the Wyoming lease in November, 2008. The operator of the Wyoming well concluded that a second fracture stimulation is necessary to improve production levels. This second fracture job commenced July 20, 2009 and the Company paid an additional $43,890 in July for this procedure. In view of the additional costs to be incurred, lower natural gas prices, and reduced net PV 10 reserves, the Company recorded an oil & gas impairment of $245,038 in the 2009 second quarter applicable to this property.

In December 2008, the drilling on the Company’s Crane County, Texas exploration lease was unsuccessful and was deemed impaired.  As a result, the costs incurred were transferred to the full cost pool and an impairment expense of $580,397 and $248,418 as of December 31, 2008 and June 30, 2009, respectively, were recorded as the Company had no proved reserves as of June 30, 2009.

The Company’s Nevada lease expires August 13, 2009 and the Company has completed an agreement  to extend the expiration date of this lease and raise capital for drilling. See Subsequent Events for further details.

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

Andora is a privately owned oil and gas company and is owned 53% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.

The net investment in Andora at June 30, 2009 and 2008 was $3,765,639 and $3,540,639, respectively, representing the Company’s approximate 6.0% of the fully diluted shares of Andora. No charges relating to Andora were made to the Company’s financial statements in the six months ended June 30, 2009. The Company owns a total of 3,681,501 common shares of Andora of which 2,349,321 shares are held in an escrow account created pursuant to the plan of arrangement between Signet Energy Inc., Andora Energy Corporation and an unaffiliated Alberta company.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

Perez Litigation:

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was reversed in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days. During the three months ended June 30, 2009, the Company made principal and interest payments of $75,000..

NOTE 7 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Six Months Ended June 30,
	2009	2008
Net (Loss)/Income	$(893,531)	$22,679

Income tax computed at combined U.S. and state statutory rates (40%)	(280,000)	9,072
Permanent differences	-	-
Changes in valuation allowance	280,000	(9,072)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of June 30,	As of December 31,
Deferred tax assets:	2009	2008
Net operating loss carryforwards	$5,000,000	$4,720,000
		-
Less valuation allowance	(5,000,000)	(4,720,000)
Total	$-	$-

At June 30, 2009, Surge had a net operating loss carryforwards of approximately $12,500,000 for federal and approximately $5,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $280,000 and $600,000 for the six months ended June 30, 2009 and 2008, respectively.  Section 382 Rule will place annual limitations on the Company’s net operating loss carryforward. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 8 – REDEEMABLE PREFERRED SHARES

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

NOTE 9 - CAPITAL STOCK

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

There were no capital stock transactions during the six months ended June 30, 2009.

NOTE 10 - WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the balances of warrants outstanding at June 30, 2009.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	100,000	0.41	0.08	100,000	$0.08
0.10	375,000	1.00	0.10	375,000	0.10
0.11	300,000	1.00	0.11	300,000	0.11
0.12	120,000	1.00	0.12	120,000	0.12
0.60	3,000,000	2.91	0.60	3,000,000	0.60
0.75	1,000,000	0.50	0.75	1,000,000	0.75
1.00	1,000,000	0.99	1.00	1,000,000	1.00
1.45	200,000	1.42	1.45	200,000	1.45
1.60	1,005,000	0.60	1.60	1,005,000	1.60
2.00	1,200,000	1.70	2.00	1,200,000	2.00
	8,300,000	1.69	$0.96	8,300,000	$0.96

Transactions involving the Company's warrant issuance or expiration are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	375,000	0.10
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009	8,300,000	$0.96

For the six months ended June 30, 2009, the Company issued warrants to purchase 375,000 shares of common stock to a consultant at an exercise price of $0.10 per share with a two year term and vesting immediately. The fair value of $27,206 was recorded as warrant expense during the six months ended June 30, 2009 and the warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 375,000 warrants include: (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends.  The warrants had $0 intrinsic value at June 30, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at June 30, 2009.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.06	2,700,000	4.81	$0.06	350,000	$0.06
0.08	5,200,000	3.66	$0.08	5,200,000	0.08
0.09	500,000	4.24	0.09	375,000	0.09
0.10	500,000	3.72	0.10	500,000	0.10
$0.12	250,000	4.04	0.12	225,000	0.12
	9,150,000	4.05	$0.08	6,650,000	$0.08

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	2,700,000	0.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009	9,150,000	$0.08

On April 23, 2009 options to purchase 2,700,000 shares of common stock were granted by the Company to its officer and directors at an exercise price of $0.055 per share. These options have a term of five years from the date of grant.  1,500,000 vest over 12 months and 1,200,000 vest over 24 months.  Non cash compensation expense of $14,595 was amortized to operations in the three months ended June 30, 2009. The options were valued using the Black-Scholes option-pricing model.  Variables used in the model for the 2,700,000 options issued include: (1) discount rate of 1.89%, (2) warrant life of 5 years, (3) expected volatility of 123.90% and (4) zero expected dividends.

During 2008, options to purchase 6,500,000 shares of common stock were granted by the Company to its officer and directors at exercise prices of $0.08 to $0.12 per share. These options have a term of five years from the date of grant. 1,260,000 shares vested immediately on the date of grant and the remainder vest 1/12th per month thereafter.  Non cash compensation expense of $15,483 and $62,495 was charged to operations in the June 30, 2009 and the March 31, 2009 quarters, respectively, using the Black-Scholes method of option-pricing model.

NOTE 11 – GAIN (LOSS) ON SALE OF INVESTMENTS

On March 18, 2008, the Company sold its entire 17.52% interest in Cynthia Holdings, Ltd for $600,000 in cash and 1,000,000 shares of the Company’s common stock.  A gain on the sale of $600,000 is reflected in the consolidated financial statements for the six months ended June 30, 2008 with no corresponding gain being recorded in the six months ended June 30, 2009. This investment had been acquired in 2004 for $600,000 and was impaired prior to January 1, 2007.

During the three month period ended June 30, 2009, the Company sold 142,628 shares of North Peace Energy stock for a net loss of $58,723.  Cash proceeds for the period were $58,931.

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

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued estimated costs of litigation to June 30, 2009 only. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from this claim. The Company believes that any loss in this matter over what has been accrued is deemed remote. A total of $462,800 has been accrued at June 30, 2009 for legal fees incurred by third parties in this matter.

Granite Litigation: On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semerdjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. The Company settled this litigation on July 13, 2009 and has accrued expenses in the amount of $71,732 in conjunction with this matter.

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

On August 12, 2008 Granite Financial Group, LLC (“Granite”) and Daniel Schreiber filed suit against the Company in the Court of Common Pleas in Cuyahoga County, Ohio alleging breach of contract, claim for indemnity and declaratory relief. This claim arises from an arbitration proceeding in Ohio regarding claims made by Mark Fritz, currently a Director of the Company, against Granite regarding the sale of securities. The company settled this claim on July 13, 2009. See “Subsequent Events”.

On October 20, 2008, the Company filed a Motion to Dismiss in Ohio on the basis that the Granite Complaint did not have jurisdiction. In February, 2009 this lawsuit was dismissed in Ohio but essentially the same claims were subsequently refilled in San Diego County (Case #37-2009-0082077-CU-BC-CTL).  The Company settled this litigation on July 13, 2009 and $315,000 (which includes the $71,732 accrual related to Schwartz Semerdjian Haile Ballard & Cauley LLP) has been accrued in our financial statements as of June 30, 2009 in conjunction with this matter.

On March 6, 2009, a writ of attachment for $247,905 was granted to Granite Financial Corp. in conjunction with their claim for legal fees relating to costs incurred by Granite in the Fritz arbitration proceeding originally commenced in Ohio.  These funds were placed into an attorney trust account pending resolution of the Granite Financial lawsuit. See “Subsequent Events.”

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On July 13, 2009, the Company agreed to settle all claims with Granite Financial, Daniel Schreiber, and Schwartz Semerdjian Haile Ballard & Cauley LLP.  The terms were that $225,000 will be released from the restricted cash Trust account and paid to Granite. The Company will also issue 75,000 Andora shares to Granite. The $225,000 and 75,000 Andora shares were to be paid by August 4, 2009, and the Company has  made the payments.  In return, all outstanding liabilities accrued by the Company totaling about $315,000 will be cancelled and the remaining funds of approximately $23,478 in the Trust account were returned to the Company.

On August 11, 2009, the Company and Tetuan Resources, Inc. agreed to extend the date to drill an initial test well on the Green Springs, Nevada property to February 1, 2010. The Company is in the process of attempting to raise and obtain capital and obtain partners to fund the drilling operations. In doing so, the Company’s 100% working interest may be reduced in the future. Plans are to commence drilling of an initial test well in the first quarter of 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this prospectus. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions, including, but not limited to, a discussion of such matters as the amount and nature of future capital, development and exploration expenditures, the timing of exploration activities; business strategies and development of our business plan and drilling programs, and potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in this prospectus.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ending June 30, 2009 and the comparable period ending June 30, 2008, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009.

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

We are a Delaware corporation traded on the OTC Electronic Bulletin Board® under the symbol SRGG. Our principal executive offices are located at 990 Highland Drive, Suite 206, Solana Beach, CA 92075. Our telephone number is (858) 720-9900. Our fax number is (858) 720-9902. We maintain a website at www.SurgeGlobalEnergy.com.

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

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora") (the “Combination”). As part of the Combination, each of the issued and outstanding shares of common stock of Signet was exchanged for 0.296895028 shares of common stock of Andora.  The Company held 11,550,000 shares of common stock of Signet which were exchanged for 3,429,138 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora.  At that time, 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet. In connection with the Dynamo litigation claim, Andora is entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares will be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

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

In June 2008, the Company sold 100% of its shares in Peace Oil Corp.

Business Operations

Sawn Lake Project, Alberta, Canada

On September 19, 2007, the proposed business combination of Signet and Andora took place and the Company received a total of 3,429,138 common shares of Andora to hold a 5.87% fully diluted interest in Andora. Andora is an oil and gas company owned 53% by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange. At that time, a total of 2,127,616 shares of common stock of Andora received by Surge were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet and are being held in conjunction with the Dynamo litigation. See Legal Proceedings.

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

The Company owned 1,596,501 shares of North Peace Energy (NPE) valued at $947,670 at June 30, 2009.

Santa Rosa Dome Project, Mendoza Province, Argentina

On March 18, 2008, the Company sold its entire investment in the Santa Rosa Dome Prospect for $600,000 in cash and 1,000,000 shares of the Company’s common stock, and a gain on the sale was reflected in the six months ending June 30, 2008 financial statements. This property had been acquired in 2004 and a payment of $600,000 had been made at that time and written off in a prior period.

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. Management has tested the well and is performing a second reservoir fracture to stimulate the well in order to achieve commercial production. We can provide no assurances that the amount of natural gas and barrels of oil per day that are actually recovered from this site will be brought to the surface and sold in sufficient commercial quantities for us to profitably operate this property. The well was drilled pursuant to a participation agreement between Surge’s wholly owned subsidiary, Surge Energy Resources, Inc. and Delaphin Energy Resources III, LLC.

During the quarter ended June 30, 2009 the Company reviewed the projected net income from the Qualmay #12-42 well and in view of reduced levels of production it recorded an impairment of $245,000 to more realistically reflect the net realizable value of the well.

Surge Energy Resources owns a 35% working interest until payout, and a 21% working interest thereafter, in the Qualmay #12-42 well. Surge agreed to pay 35% of the estimated $1,670,560 drilling and completion costs, in return for a 35% working interest until payout, and a 21% working interest thereafter.  Current cost estimates indicate that the well cost $1,500,000 to drill and complete, of which Surge Resources paid a net total of approximately $525,000.  In addition, Surge Energy Resources owns the right to participate in three to five additional wells on 520 acres of adjoining land by paying 35% of the cost of the wells in return for a 35% working interest until payout and a 21% working interest thereafter.

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

During the three month period ended June 30, 2009, the Company sold 142,628 shares of North Peace Energy stock for a net loss of $58,723.  Cash proceeds for the period were $58,931.

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

Number of Employees

From our inception through the period ended June 30, 2009, we have relied on the services of outside consultants and currently have two (2) full time employee and two (2) consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of three (3) full  employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In June and July 2008, the Company redeemed an aggregate of 3,689,617 shares of common stock in connection with buyback of shares previously issued in conjunction with the purchase of Peace Oil Corp.

In July 2008, the Company issued 50,000 common shares in conjunction with stock options exercised at $0.115 per share.

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

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Results of Operations

For The Six Month Periods Ended June 30, 2009 and June 30, 2008

The Company had no operating revenues in the six months ended June 30, 2009 or 2008.

For the six months ended June 30, 2009, the Company had a of $893,500 (loss of $0.03 per share) versus income of $3,422,000 (income of $0.10 per share) for the comparable period in 2008.  The results in 2008 include a gain on the disposition of Peace Oil Corp. which consisted primarily of a reversal of previously accrued income taxes of $3.7 million ($0.10 per share). The overall change in net income for the two periods was $4,315,500.  The detailed reasons for this change are set forth below:

Total operating expenses for the six months ended June 30, 2009 were $993,000 versus $1,117,000 in the comparable six months ended June 30, 2008, a decrease of $124,000 from the prior six month period.  Included in the $993,000 incurred in 2009 were $248,000 in oil and gas impairment expenses with no comparable charge in 2008. Other items decreased by $627,500 which were primarily attributable to a reduction of $110,000 in payroll and related expenses, a decrease in legal and audit expenses of $157,000, and other general and administrative expenses of $40,000.

In the six months ending June 30, 2008, the Company recognized a gain on the sale of its Santa Rosa interest of $600,000 with no comparable gain in the six months ended June 30, 2009.

Net interest income for the six months ended June 30, 2009 was $158,000 versus net interest income of $34,000 for the six months ended June 30, 2008, an increase of $124,000, consisting primarily of the interest income and the accretion of the 11 Good Energy Note receivable.

Foreign currency translation adjustments in the six months ended June 30, 2009 resulted in a gain on translation of $16,000 compared to a gain on foreign currency exchange of $830,400 in the six months ended June 30, 2008.

Unrealized gain on available for sale securities in the six months ended June 30, 2009 was $621,000 compared to an unrealized gain on available for sale securities of $-0- in the six months ended June 30, 2008.

For The Three Month Period Ended June 30, 2009 and June 30, 2008

The Company had no operating revenues in the three months ended June 30, 2009 or 2008.

For the three months ended June 30, 2009, the Company had a net of $470,100 (a loss of $0.02 per share) versus income of $3,400,000 (income of $0.10 per share) for the comparable period in 2008.  The results in 2008 include a gain on the disposition of Peace Oil Corp. which consisted primarily of a reversal of previously accrued income taxes of $3.7 million ($0.10 per share). The overall change in net income for the two periods was $3,870,000.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended June 30, 2009 were $494,300 versus $438,500 in the comparable three months ended June 30, 2008, an increase of $55,800 from the prior six month period.  Included in the 2009 costs was $245,000 in oil and gas impairment expenses with no comparable charge in 2008. Excluding the impairment expense, operating expenses declined by $189,300 from the prior period, which decrease was primarily attributable to a reduction of $107,000 in payroll and related expenses, a decrease in legal and audit expenses of $47,300, a decrease in warrant and option non-cash compensation expense of $39,000 and an increase of other general and administrative expenses of $4,000.

Net interest income for the three months ended June 30, 2009 was $82,900 versus net interest income of $17,800 for the six months ended June 30, 2008, an increase of $65,100, consisting primarily of the interest income and the accretion of the 11 Good Energy Note receivable.

Foreign currency translation adjustments in the six months ended June 30, 2009 resulted in a gain on translation of $19,000 compared to a gain on foreign currency exchange of $794,600 in the six months ended June 30, 2008.

Unrealized gain on available for sale securities in the three months ended June 30, 2009 was $290,800 compared to an unrealized gain on available for sale securities of $-0- in the three months ended June 30, 2008.

Future Operating Trends

We have acquired oil and gas leases in Nevada and Wyoming as described under Plan of Operations. We are presently seeking to acquire oil and gas properties through debt financing secured by the property’s reserves and production income. Our future operations will depend upon available cash resources, obtaining additional financing and/or the possible sale of portions of our investments in North Peace Energy and/or Andora. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments should the need arise. Future drilling costs can be expected to be substantial and the success of drilling operations cannot be assured.

Liquidity and Capital Resources

Current Position

As of June 30, 2009, our current assets consisted of unrestricted cash and cash equivalents on hand of $207,000, restricted cash of $248,000, marketable securities of $1,085,000, prepaid expenses of $60,000 totaling $1,600,000 versus current liabilities of $1,058,000, thereby creating a working capital surplus of $542,000.  At December 31, 2008, the Company had cash on hand of $657,000, marketable securities of $577,500, notes receivable of $137,500 and prepaid expenses of $243,000, totaling $1,615,000 versus current liabilities of $912,923, thereby creating a working capital surplus of $702,000. The net decrease in current assets during the six month period of $15,000 was attributable mainly to cash on hand decreasing by $450,000, restricted cash increasing by $248,000, an increase in the North Peace Energy investment of $508,000, and a net decrease of $183,000 in prepaid expenses.  Working capital decreased as a result of the current note payable of $152,500.

By reducing our operating expenses and planning acquisitions or dispositions of assets as necessary to manage the business properly, the Company will attempt to meet our continued cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations and in raising capital through the sale of common stock or debt on terms acceptable to us, this could have a material adverse affect on our business, results of operations and financial position.

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

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal six months that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. The Company is liable for legal fees and related expenses incurred in this matter, and has accrued estimated costs of litigation to June 30, 2009 only. Although it is impossible to predict with certainty the outcome of this proceeding, or the outcome of any litigation, the Company believes in the merits of our defense, does not anticipate an unfavorable outcome, and is vigorously defending itself from this claim. The Company believes that any loss in this matter over what has been accrued is deemed remote. A total of $462,800 has been accrued at June 30, 2009 for legal fees incurred by third parties in this matter.

Granite Litigation: On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semerdjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. The Company settled this litigation on July 13, 2009 and has accrued expenses in the amount of $71,732 in conjunction with this matter.

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

On August 12, 2008 Granite Financial Group, LLC (“Granite”) and Daniel Schreiber filed suit against the Company in the Court of Common Pleas in Cuyahoga County, Ohio alleging breach of contract, claim for indemnity and declaratory relief. This claim arises from an arbitration proceeding in Ohio regarding claims made by Mark Fritz, currently a Director of the Company, against Granite regarding the sale of securities. The company settled this claim on July 13, 2009. See “Subsequent Events”.

On October 20, 2008, the Company filed a Motion to Dismiss in Ohio on the basis that the Granite Complaint did not have jurisdiction. In February, 2009 this lawsuit was dismissed in Ohio but essentially the same claims were subsequently refilled in San Diego County (Case #37-2009-0082077-CU-BC-CTL). The Company settled this litigation on July 13, 2009 and $315,000 (which includes the $71,732 accrual related to Schwartz Semerdjian Haile Ballard & Cauley LLP) has been accrued in our financial statements as of June 30, 2009 in conjunction with this matter.

On March 6, 2009, a writ of attachment for $247,905 was granted to Granite Financial Corp. in conjunction with their claim for legal fees relating to costs incurred by Granite in the Fritz arbitration proceeding originally commenced in Ohio.  These funds were placed into an attorney trust account pending resolution of the Granite Financial lawsuit.

On July 13, 2009, the Company agreed to settle all claims with Granite Financial, Daniel Schreiber, and Schwartz Semerdjian Haile Ballard & Cauley LLP.  The terms were that $225,000 will be released from the restricted cash Trust account and paid to Granite. The Company will also issue 75,000 Andora shares to Granite. The $225,000 and 75,000 Andora shares were to be paid by August 4, 2009, and the Company has  made the payments.  In return, all outstanding liabilities accrued by the Company totaling about $315,000 will be cancelled and the remaining funds of approximately $23,478 in the Trust account were returned to the Company.

Perez Litigation: Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was reversed in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days.  During the three months ended June 30, 2009, the Company made principal and interest payments of $75,000.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, there were no sales of securities or repurchases of securities by the Company.

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

10.77
Memorandum of Agreement between Surge Global Energy, Inc. and Frederick C. Berndt dated June 11, 2009.   Incorporated by reference to Form 8-K/A (June 17, 2008 – date of earliest event) filed on August 15, 2009. Incorporated by reference to Form 8-K (June 11, 2008 – date of earliest event) filed on June 17, 2009.

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

10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)

10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)

10.87	Settlement Agreement with Daniel Schreiber and Granite Financial Group Inc. (filed herewith)

10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certifying Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
________________
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2009	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)