Form 10-Q
period 2009-09-30
Surge Global Energy, Inc.
filed 2009-11-13
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 13, 2009, the Registrant had 31,437,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,131	$656,843
Convertible note receivable, net of discount of $-0- and $137,500, respectively	-	137,500
Investment in marketable securities	808,579	577,585
Prepaid expenses	91,506	242,700
Total current assets	937,216	1,614,628

Property and equipment, net of accumulated depreciation of $25,525 and $20,968, respectively	8,450	13,007
Oil and gas properties, using full cost accounting – unproved	548,905	1,016,199
Investment in Andora Energy	3,675,952	3,540,639

Total Assets	$5,170,523	$6,184,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$793,085	$912,923
Note payable	109,174	-
Total current liabilities	902,259	912,923
Long-term liabilities:
Asset retirement obligation	10,500	-
Total liabilities	912,759	912,923
Commitment and contingencies	-	-
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,437,387 shares and 31,437,387 shares issued and outstanding, respectively	31,437	31,437
Additional paid-in capital	54,145,668	53,966,622
Accumulated other comprehensive loss	(501,342)	(995,909)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(37,080,487)	(35,393,088)
Total stockholders' equity	4,257,764	5,271,550

Total liabilities and stockholders' equity	$5,170,523	$6,184,473

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,		For the period from January 1, 2005 (date of inception of exploration stage) through September 30,
	2009	2008	2009	2008	2009
Operating expenses:
Selling, general and administrative expenses	$386,732	$542,250	$1,128,378	$1,655,134	$24,713,575
Accretion, depreciation and amortization	1,602	1,636	4,557	5,719	468,650
Oil and gas impairment	316,530	-	564,948	-	7,466,361
Total operating expenses	704,864	543,886	1,697,883	1,660,853	32,648,586

Loss from operations	(704,864)	(543,886)	(1,697,883)	(1,660,853)	(32,648,586)

Gain (loss) on sale of marketable securities	(75,448)	1,431	(134,171)	655,522	523,467
Equity in losses from affiliates	-	-	-	-	(2,099,663)
Impairment of marketable securities	-	-	-	-	(2,929,136)
Loss on preferred shares redeemed	-	-	-	151,306	(105,376)
Revaluation loss net of warrant liability	-	-	-	-	(431,261)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	(50,849)		3,649,009	1,525,105
Warrants issued in connection with Peace Oil acquisition	-	-	-	-	(368,000)
Interest income (expense), net	(13,557)	2,798	144,655	36,747	(4,226,133)
Income(Loss) from continuing operations, before income taxes and minority interest	(793,869)	(590,506)	(1,687,399)	2,831,731	(40,759,583)
Provision for income taxes	-	-	-	-	-
Income (loss) before minority interest	(793,869)	(590,506)	(1,687,399)	2,831,731	(40,759,583)
Gain applicable to minority interest	-	-	-	-	3,679,096
Net income (loss)	$(793,869)	$(590,506)	$(1,687,399)	$2,831,731	$(37,080,487)
Other comprehensive income (loss): Unrealized gain (loss) on available for sale securities	(148,409)	(1,006,792)	472,635	(391,740)	(507,635)
Foreign currency translation adjustment	5,458	(79,628)	21,932	135,724	6,293
Comprehensive income (loss)	$(936,820)	$(1,676,926)	$(1,192,832)	$2,575,715	$(37,581,829)
Net income (loss) per common share - basic	$(0.02)	$(0.02)	$(0.05)	$0.08
Net income (loss) per common share - diluted	$(0.02)	$(0.02)	$(0.05)	$0.07
Weighted average shares outstanding – basic	31,437,387	31,515,322	31,437,387	35,762,270
Weighted average shares outstanding – diluted	31,437,387	31,515,322	31,437,387	42,157,841

 See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the period from January 1, 2005 (date of inception of exploration stage) through September 30,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$(1,687,399)	$2,831,731	$(37,080,487)
Minority interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion, depreciation and amortization	4,557	5,719	468,510
Write-off of property and equipment	-	4,984	4,984
(Gain) loss on sale of marketable securities	134,171	(657,637)	(523,467)
(Gain) loss from redemption of preferred shares	-	(151,306)	105,376
Loss on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	(3,649,009)	(1,525,105)
Equity in losses from affiliates	-	-	2,099,663
Impairment of oil and gas properties	564,948	-	9,387,376
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,008,121
Share-based compensation	125,190	183,352	10,987,011
Amortization of deferred compensation costs	-	-	3,039,038
Gain on revaluation of warrant liabilities	-	-	431,261
Warrant expense	53,856	13,679	446,362
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	(137,500)	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Changes in operating assets and liabilities:
Other receivable	-	-	(132,384)
Prepaid expense and other assets	149,664	77,518	(112,296)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(24,104)	60,853	803,555
Net cash used in operating activities	(816,617)	(1,280,126)	(10,359,182)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30,		For the period from January 1, 2005 (date of ( inception of exploration stage) through September 30,
	2009	2008	2009
Cash flows from investing activities:
Proceeds from sale of marketable securities	140,231	189,633	329,864
Purchase of marketable securities	-	(383,879)	(5,475,727)
Proceeds from repayment of note receivable	275,000	-	275,000
Purchase of note receivable	-	(137,500)	(137,500)
Consideration paid on sale of subsidiary	-	(1,541,452)	(1,533,395)
Proceeds from sale of investment	-	600,000	600,000
Purchase of oil and gas properties	(87,154)	(568,160)	(13,452,683)
Deposits	-	-	(9,913)
Purchases of property and equipment	-	(4,419)	(115,055)
Proceeds from sale of oil and gas properties	-	-	6,314,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Gemini note repayment	-	-	(1,380,000)
2006 Signet cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	328,077	(1,845,777)	(6,088,427)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30,		For the period from January 1, 2005 (date of inception of exploration stage) through
	2009	2008	Sept. 30, 2009
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	-	-	4,250,000
Principal payments on note payable	(115,826)	-	(115,826)
Repurchase of common stock	-	(30,333)	(33,933)
Proceeds from exercise of options	-	5,850	97,717
Net proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Share issuance costs	-	-	(124,987)
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(115,826)	(24,483)	17,141,131

Effect of exchange rates on cash and cash equivalents	(15,346)	19,464	(816,326)

Net (decrease) increase in cash and cash equivalents	(619,712)	(3,130,922)	(122,804)

Cash and cash equivalents at the beginning of the period	656,843	5,095,191	159,935

Cash and cash equivalents at the end of the period	$37,131	$1,964,269	$37,131

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30		For the period from January 1, 2005 (inception of exploration stage) through Sept. 30,
	2009	2008	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$4,954	$10,351	$511,452

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	(472,635)	391,740	507,635
Note payable issued on settlement of litigation	225,000		225,000
Exchange of North Peace shares for common shares	-	-	35,000
Asset retirement obligation	10,500	-	10,500
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067
Andora shares issued on settlement of litigation	89,687	-	89,687

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned U.S. subsidiary, Surge Energy Resources, Inc. and its Canadian owned subsidiaries, Cold Flow Energy ULC, Peace Oil Corp. and 1294697 Alberta Ltd., and its partially owned subsidiary, Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.) (collectively the “Company”). Neither of Peace Oil Corp. (sold in June 2008), or 1294697 Alberta Ltd. have any ongoing business operations at this time.

The Company’s Canadian subsidiaries are carried in their Canadian dollar functional currency and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income.  All amounts stated in these financial statements are in U.S. dollars unless otherwise noted.

In January 2005, as a result of the Company disposing of its tobacco wholesale business in December 2004, and restructuring its management and ownership, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of exploration stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

For the period from January 1, 2005 (inception of exploration stage) through September 30, 2009, the Company has accumulated exploration stage losses of $37,080,487, excluding foreign currency translation gains and unrealized losses on available for sale securities of $501,342. The Company will cease to be an exploration stage oil and gas corporation once it commences commercial production of oil and gas.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings in the period an impairment occurs.

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

Asset Retirement Obligations

We have obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. We estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing.  For the nine months ending September 30, 2009 asset retirement obligations total $10,500. We recognize two components on our consolidated statement of operations; accretion of asset retirement obligations and asset retirement expense. Accretion of asset retirement obligation reflects the periodic accretion of the present value of future plugging and abandonment costs.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share calculations include the impact of dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. During the nine months ended September 30, 2009, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The weighted average number of common shares outstanding used in the computations of income (loss) per share were 31,437,387 and 35,762,270 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $1,697,883 for the nine months ended September 30, 2009. The Company’s cash position at September 30, 2009 was $37,131 compared with $656,843 at December 31, 2008, a decrease of $619,712. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $34,957 as of September 30, 2009 compared with working capital of $701,705 as of December 31, 2008.

Management intends to continue reducing operating expenses in future periods and will also attempt to generate cash from the sale of its marketable securities, long-term investments and the private placement of its equity and/or debt securities. While it is management’s goal that its aforementioned activities are expected to generate sufficient cash flow to meet the Company’s cash needs over the next twelve months, we can provide no assurances in this regard. The Company in the process of settling claims with Andora for legal fees incurred in the Dynamo lawsuits, which cases have now both been dismissed. Shares of Andora held in trust will be used to settle these claims and the Company has accrued an estimate of the legal fees owed. But the Company may have reduced liquidity if some of the Andora claims are paid in cash which could in turn reduce funds available for new investments.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

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

The note was either redeemable at face value or convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and is redeemable at the Company's election at the earlier of the maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc.  The conversion price will be calculated at 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants.  The number of warrants was equal to the number of common stock issuable upon conversion or retirement of the note.  The exercise price of the warrants is equal to 85% of the cash sales price per share of the first equity offering sold by 11 Good Energy, Inc. in a private placement.   As a result of the foregoing, Surge owns warrants to purchase 107,843 shares of 11 Good Energy common stock exercisable at $2.55 per share through the close of business on June 30, 2010.

The Company allocated the purchase price to the convertible note receivable and the marketable securities based on the relative fair values of the instruments received and a discount of $137,500 was allocated to the convertible note receivable and $137,500 recorded as the value of  the 500,000 common shares of 11 Good Energy.

On June 11, 2009, the note receivable, accrued interest and legal fees thereon, totaling $295,057, was received in full. The discount on the convertible note receivable was fully amortized using the effective interest method.  At the same time, the 1,000,000 warrants issued by the Company at $0.75 per share were cancelled.

See Note 13, Subsequent Events.

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

In June and July 2008, the Company exchanged a total of 606,402 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company. The balance of North Peace shares owned from the North Peace transaction is approximately 2% of North Peace as of September 30, 2009.  As of September 30, 2009, the closing price of the common stock of North Peace listed on the TSX Venture Exchange was Cdn$0.50 per share. The accumulated net unrealized loss on the investment in North Peace shares which are held as securities available-for-sale was $507,635 for the nine months ended September 30, 2009.  This loss was recorded as a decrease in other comprehensive income and a reduction in shareholders’ equity.

During the nine months ended September 30, 2009, the Company sold 302,128 shares of North Peace Energy and received $140,231 in cash and recorded a realized loss on sale of $134,171.

As of September 30, 2009, the Company owned 1,437,001 shares of North Peace valued at $671,079 or approximately $0.47 per share.

11 Good Energy, Inc. Shares

As of September 30, 2009, the Company owned 500,000 shares of 11 Good Energy Inc. acquired in September 2008, valued at $137,500. The Company granted 11 Good Energy, Inc. and/or its CEO, Frederick Berndt, an option to purchase these shares at $1.00 per share.  See Note 12, Subsequent Events.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of September 30, 2009 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$500,000	$516,199	$-	$1,016,199
2009	-	94,236	-	94,236
Impairment	-	(561,530)	-	(561,530)
Totals	$500,000	$48,905	$-	$548,905

During 2008, the Company acquired drilling and exploration rights in White Pine County, Nevada; Park County, Wyoming and Crane County, Texas. The Company commenced drilling of an exploration well on the Wyoming lease in November, 2008. The operator of the Wyoming well concluded that a second fracture stimulation is necessary to improve production levels. This second fracture job commenced July 20, 2009 and the Company paid an additional $43,890 in July for this procedure. In view of the additional costs to be incurred, lower natural gas prices, and reduced net PV 10 reserves, the Company recorded an oil and gas impairment of $245,000 in the second quarter of 2009 applicable to this property and an additional $316,530 in the third quarter ending September 30, 2009.

In December 2008, the drilling on the Company’s Crane County, Texas exploration lease was unsuccessful and was deemed impaired.  As a result, the costs incurred were transferred to the full cost pool and an impairment expense of $580,397 and $248,418 as of December 31, 2008 and September 30, 2009, respectively, were recorded as the Company had no proved reserves as of September 30, 2009.

The Company’s Nevada lease expires February August 13, 2010. Drilling on this lease will require the Company to raise additional capital for drilling and completion or find a partner to participate in drilling costs.

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

The net investment in Andora at September 30, 2009 and December 31, 2008 was $3,675,952 and $3,540,639, respectively, representing the Company’s approximate 6.0% of the fully diluted shares of Andora. The change in value was due to the additional shares received and distributed in conjunction with the settlement of two lawsuits. No charges relating to Andora were made to the Company’s financial statements in the nine months ended September 30, 2009. The Company owns a total of 3,606,501 common shares of Andora of which 2,384,563 shares are currently held in an escrow account created pursuant to the plan of arrangement between Signet Energy Inc., Andora Energy Corporation and an unaffiliated Alberta company.  During the three months ended September 30, 2009 the Company transferred 75,000 shares to Granite Financial as part of a settlement.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

Perez Litigation:

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with its former CEO, David Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was recorded in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days.

NOTE 7 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:
	For the Nine Months Ended September 30,
	2009	2008
Net Income(Loss)	$(1,687,399)	$2,831,731

Income tax computed at combined U.S. and state statutory rates (40%)	(675,000)	817,000
Permanent differences	-	-
Changes in valuation allowance	675,000	817,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:
	As of September 30,	As of December 31,
Deferred tax assets:	2009	2008
Net operating loss carryforwards	$6,000,000	$4,720,000
		-
Less valuation allowance	(6,000,000)	(4,720,000)
Total	$-	$-

At September 30, 2009, Surge had a net operating loss carryforwards of approximately $14,000,000 for federal and approximately $6,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $280,000 and $600,000 for the nine months ended September 30, 2009 and 2008, respectively.  Section 382 Rule will place annual limitations on the Company’s net operating loss carryforward. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 8 – REDEEMABLE PREFERRED SHARES

In connection with the Peace Oil acquisition on March 2, 2007, the Company’s indirect wholly owned subsidiary, Cold Flow Energy ULC, issued 8,965,390 redeemable preferred shares (“Exchangeable Shares”) to the former Peace Oil Corp. shareholders, each of which was exchangeable into two shares of the Company’s common stock or effectively a total of 17,930,780 common shares were issuable upon full conversion before these shares were redeemed.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – REDEEMABLE PREFERRED SHARES (continued)

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

NOTE 9 – CAPITAL STOCK

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

There were no capital stock transactions during the nine months ended September 30, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the balances of warrants outstanding at September 30, 2009.

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	500,000	1.67	0.08	500,000	$0.08
0.10	375,000	1.00	0.10	375,000	0.10
0.11	300,000	1.00	0.11	300,000	0.11
0.12	120,000	1.00	0.12	120,000	0.12
0.60	3,000,000	2.91	0.60	3,000,000	0.60
1.00	1,000,000	0.99	1.00	1,000,000	1.00
1.45	200,000	1.42	1.45	200,000	1.45
1.60	1,005,000	0.60	1.60	1,005,000	1.60
2.00	1,200,000	1.70	2.00	1,200,000	2.00
	7,700,000	1.69	$0.96	7,700,000	$0.96

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	775,000	0.10
Exercised	-	-
Canceled or expired	(1,000,000)	-
Outstanding at September 30, 2009	7,700,000	$0.94

For the nine months ended September 30, 2009, the Company issued warrants to purchase 775,000 shares of common stock to two consultants at an average exercise price of $0.09 per share with a two year term and vesting immediately. Of the 775,000 warrants, 400,000 warrants vested during the three months ended September 30, 2009 as a result of terminating a consulting agreement.  Prior to the termination, the 400,000 warrants were to vest annually over a remaining 4 year term.  The fair value of $53,856 was recorded as warrant expense during the nine months ended September 30, 2009 and the warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 775,000 warrants include: (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends.  The warrants had $0 intrinsic value at September 30, 2009.

Pursuant to an agreement with 11 Good Energy, Inc. to repay the September 11, 2008 note receivable, during the nine months ended September 30, 2009, the Company canceled 1,000,000 warrants with an exercise price of $0.75 per share.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS AND STOCK OPTIONS (Continued)

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at September 30, 2009.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055	2,700,000	4.56	$0.055	350,000	$0.055
0.08	5,200,000	3.41	0.08	5,200,000	0.08
0.09	500,000	3.98	0.09	375,000	0.09
0.10	500,000	3.46	0.10	500,000	0.10
0.12	250,000	3.79	0.12	225,000	0.12
	9,150,000	3.79	0.08	6,650,000	0.08

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	2,700,000	0.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2009	9,150,000	$0.08

On April 23, 2009 options to purchase 2,700,000 shares of common stock were granted by the Company to its officer and directors at an exercise price of $0.055 per share. These options have a term of five years from the date of grant.  1,500,000 vest over 12 months and 1,200,000 vest over 24 months.  Non cash compensation expense of $92,573 was amortized to operations in the nine months ended September 30, 2009. The options were valued using the Black-Scholes option-pricing model.  Variables used in the model for the 2,700,000 options issued include: (1) discount rate of 1.89%, (2) warrant life of 5 years, (3) expected volatility of 123.90% and (4) zero expected dividends.

During 2008, options to purchase 6,500,000 shares of common stock were granted by the Company to its officer and directors at exercise prices of $0.08 to $0.12 per share. These options have a term of five years from the date of grant. 1,260,000 shares vested immediately on the date of grant and the remainder vest 1/12th per month thereafter.

Non cash compensation expense of $125,190 and $183,352 was charged to operations in the nine months ending September 30, 2009 and the nine months ending September 30, 2008, respectively, using the Black-Scholes method of option-pricing model.

NOTE 11 – GAIN (LOSS) ON SALE OF INVESTMENTS

On March 18, 2008, the Company sold its entire 17.52% interest in Cynthia Holdings, Ltd for $600,000 in cash and 1,000,000 shares of the Company’s common stock.  A gain on the sale of $600,000 is reflected in the consolidated financial statements for the nine months ended September 30, 2008 with no corresponding gain being recorded in the nine months ended September 30, 2009. This investment had been acquired in 2004 for $600,000 and was impaired prior to January 1, 2007.

During the nine month period ended September 30, 2009, the Company sold 302,128 shares of North Peace Energy stock for a net loss of $134,171.  Cash proceeds for the period were $140,231.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LITIGATION MATTERS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Currently, there is one open matter involving a contract dispute (see “New Matter” below). Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

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

On September 8, 2009, the Company received final notice that the Court of Queen’s Bench of Alberta ruled that the Dynamo Energy Corporation lawsuit against Surge and all other defendants was dismissed in its entirety without prejudice or any awards grants to Dynamo. In view of this dismissal, Surge is in the process of seeking return of 2,384,563 Andora Energy Corporation (“Andora”) shares which were previously held in trust as security for any possible awards to Dynamo.

Approximately $600,000 was accrued at September 30, 2009 for unpaid legal fees incurred by third parties in this matter. The Company had previously placed 2,384,563 Andora shares into a trust account to act as security for claims arising from the Dynamo litigation. Some of the escrowed shares will be used to pay unpaid legal fees.

Surge currently owns a total of 3,606,501 Andora shares, or approximately 6% of Andora on a fully diluted basis.

Granite Litigation: On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semerdjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. The Company settled this litigation on July 13, 2009.

On July 13, 2009, the Company agreed to settle all claims with Granite Financial, Daniel Schreiber, and Schwartz Semerdjian Haile Ballard & Cauley LLP.  The terms were that $225,000 will be released from the restricted cash Trust account and paid to Granite. The Company will also transfer 75,000 Andora shares to Granite. The $225,000 and 75,000 Andora shares were to be paid by August 4, 2009, and the Company has made the payments.  In return, all outstanding liabilities accrued by the Company totaling about $315,000 were cancelled and the remaining funds of approximately $23,478 in the Trust account were returned to the Company.

Three Span Oil & Gas Litigation:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc, in Midland Texas (Case #CC15386) for nonpayment of $60,125.  This action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of September 30, 2009. The action against Surge Energy Resources is for breach of contract, plus attorneys’ fees. Surge Energy Resources has no material assets or operations.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

On October 20, 2009, the Company concluded the sale of 450,000 shares of its investment in 11 Good Energy, Inc. for $450,000 in cash to Frederick C. Berndt, a former director of the Company.  As a result of this sale, the Company will recognize a gain of $346,500 in the fourth quarter of 2009. After this sale, the Company continues to own 50,000 shares of 11 Good Energy, Inc.

On November 5, 2009, the Company authorized the issuance of 2,400,000 stock options, 800,000 each to Warren Dillard, David Rapaport, and Fred Zaziski, at $0.07 per share. The options vest ratably over 24 months and have a term of five years, and will have 6 months to exercise after termination or resignation.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ending September 30, 2009 and the comparable period ending September 30, 2008, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009.

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

In March 2009, the Company’s investment in Andora was increased by 252,361 shares valued at $225,000 pursuant to a legal settlement agreement.  In July, 2009 the Company's investment has decreased by 75,000 shares as a result of a legal settlement.

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

The Company owned 1,437, 501 shares of North Peace Energy (NPE) valued at $671,079 at September 30, 2009.

Santa Rosa Dome Project, Mendoza Province, Argentina

On March 18, 2008, the Company sold its entire investment in the Santa Rosa Dome Prospect for $600,000 in cash and 1,000,000 shares of the Company’s common stock, and a gain on the sale was reflected in the six months ending June 30, 2008 financial statements. This investment had been acquired in 2004 and a payment of $600,000 had been made at that time and written off in a prior period.

Plan of Operations

The Company is actively engaged in the search for commercial oil and gas prospects, leases and working interest ownership in oil and gas properties.  Once prospects are identified and evaluated, leases are acquired from landowners or prior lease owners and the Company usually has from one to three years to drill a well or wells on those leases. The cost of oil and gas leases vary from property to property and leasing costs can average from $100 per acre to $500 per acre. After acreage is leased, the Company evaluates those properties further to determine the best plan of development and creates a budget called an Authorization For Expenditures (“AFE”) which reflects current drilling and completion costs for a specific well. On a 5,500 foot vertical well in Texas or New Mexico drilling costs could be as much as $500,000 and in Nevada over $1,200,000. Once drilling logs confirm indications of commercially producible oil & gas, completion of the well occurs. Completion costs can range from $250,000 to $500,000 per well drilled depending on the specific requirements of each well. Our drilling priority plans may change based on many factors including market prices for oil and gas, successes or failures of drilled wells, and our limited funds. As the Company drills more wells it may seek additional financing (debt or equity) to finance future drilling operations.

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. The well was drilled pursuant to a participation agreement between Surge’s wholly owned subsidiary, Surge Energy Resources, Inc. and Delaphin Energy Resources III, LLC. During the quarter ended September 30, 2009  the Company paid for a second franc job to stimulate production from the Qualmay #12-42 well the results of which were below expectations. In view of low level of production, it recorded an additional impairment of $316,530 to write off the remaining costs incurred on this property.  See Note 4.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

The Company plans on maximizing the value of its investment in Andora and North Peace Oil common stock by seeking opportunities to sell or trade these securities for cash or other oil and gas properties. The Company’s current oil and gas investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development subject to the conditions described above as well as additional financing. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all.

Disposition of Assets

During the nine month period ended September 30, 2009, the Company sold 302,128 shares of North Peace Energy stock for a net loss of $134,171.  Cash proceeds for the period were $140,231.

On March 18, 2008, the Company sold its entire investment in the Santa Rosa property and received in return $600,000 in cash and 1,000,000 shares of Surge common stock.

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

Acquisition or Disposition of Plant and Equipment

In addition to the Combination described above, while we anticipate acquisitions of oil and gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Number of Employees

From our inception through the period ended September 30, 2009, we have relied on the services of outside consultants and currently have two (2) full time employee and three (3) consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of three (3) full employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Marketable Securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income.  ASC 320 – Debt and Equity Securities provides guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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

Results of Operations

For The Nine Month Periods Ended September 30, 2009 and September 30, 2008

The Company had no operating revenues in the nine months ended September 30, 2009 or 2008.

For the nine months ended September 30, 2009, the Company had a net loss of $1,687,000 (loss of $0.05 per share) versus income of $2,832, 000 (income of $0.08 per share) for the comparable period in 2008.  The results in 2008 include a gain on the disposition of Peace Oil Corp. which consisted primarily of a reversal of previously accrued income taxes of $3.649 million ($0.10 per share). The overall change in net income for the two periods was $4,519, 000.  Excluding the reversal of income taxes in 2008, the net loss was $817,000 versus a net loss before impairments of $1,133,000. The detailed reasons for these changes are set forth below:

Total operating expenses for the nine months ended September, 2009 were $1,698,000 versus $1,661,000 in the comparable nine months ended September 30, 2008, an increase of $37,000 from the prior nine month period.  Included in the $1,698, 000 incurred in 2009 were $565,000 in oil and gas impairment expenses with no comparable charge in 2008. See Note 4.  Other expense items decreased by $528,000 and were primarily attributable to a reduction of $333,000 in payroll and related expenses, a decrease in legal and audit expenses of $62, 000, and other general and administrative expenses of $144,000.

In the nine months ending September 30, 2008, the Company recognized a gain on the sale of its investment in Santa Rosa of $600,000 and a gain on the redemption of preferred shares of $151,000 with no comparable gains in the nine months ended September 30, 2009.

Net interest income for the nine months ended September 30, 2009 was $145,000 versus net interest income of $37,000 for the nine months ended September 30, 2008, an increase of $108,000, consisting primarily of the interest income and the accretion of the 11 Good Energy Note receivable.

Foreign currency translation adjustments in the nine months ended September 30, 2009 resulted in a gain on translation of $22,000 compared to a gain of $136,000 in the nine months ended September 30, 2008.

Unrealized gain on available for sale securities in the nine months ended September, 2009 was $472,000 compared to an unrealized loss on available for sale securities of $392,000 in the nine months ended September  30, 2008.

For The Three Month Period Ended September 30, 2009 and September 30, 2008

The Company had no operating revenues in the three months ended September 30, 2009 or 2008.

For the three months ended September 30, 2009, the Company had a net loss of $794,000 (a loss of $0.02 per share) versus a loss of $591,000 (loss of $0.02 per share) for the comparable period in 2008.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended September 30, 2009 were $705,000 versus $544,000 in the comparable three months period, an increase of $161,000.  Included in the 2009 costs were approximately $317,000 in oil and gas impairment expenses with no comparable charge in 2008. Excluding the impairment expense, operating expenses declined by $158,000 from the prior period, which decrease was primarily attributable to a reduction of $72,000 in payroll and related expenses, a decrease in legal and audit expenses of $47,000, a decrease in warrant and option non-cash compensation expense of $39,000 and an decrease of other general and administrative expenses of $2,000. Net interest expense for the three months ended September 30, 2009 was $13,600 versus net interest income of $2,800 for the three  months ended September 30, 2008, an increase of $16,400, consisting primarily of the interest income and the accretion of the 11 Good Energy Note receivable.

Foreign currency translation adjustments in the three months ended September 30, 2009 resulted in a gain on translation of $5,000 compared to a loss on foreign currency exchange of $80,000 in the three months ended September 30, 2008.

Unrealized loss on available for sale securities in the three months ended September 30, 2009 was $149,000 compared to an unrealized loss on available for sale securities of $1,007,000 in the three months ended September 30, 2008.

Future Operating Trends

We are presently seeking to acquire oil and gas properties through debt financing secured by the property’s reserves and production income. Our future operations will depend upon available cash resources, obtaining additional financing and/or the possible sale of portions of our investments in North Peace Energy, 11 Good Energy, Inc. and/or Andora. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments should the need arise. Future drilling costs can be expected to be substantial and the success of drilling operations cannot be assured.

Liquidity and Capital Resources

Current Position

As of September 30, 2009, our current assets consisted of cash and cash equivalents on hand of $37,000, marketable securities of $809,000, prepaid expenses of $92,000 totaling $937,000 versus current liabilities of $902,000, thereby creating a working capital surplus of $35,000.  At December 31, 2008, the Company had cash on hand of $657,000 marketable securities of $577,500, notes receivable of $137,500 and prepaid expenses of $243,000, totaling $1,615,000 versus current liabilities of $913,000, thereby creating a working capital surplus of $702,000. The net decrease in current assets during the nine month period of $677,000 was attributable mainly to cash on hand decreasing by $620, 000, an increase in the North Peace Energy investment of $231, 000, and a net decrease of $151, 000 in prepaid expenses.  Net working capital was $35,000 as of September 30, 2009 versus $702,000, a decrease of $667,000 due primarily to cash operating losses of $817,000. All figures are rounded to the nearest $1,000.

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

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration operations.  In the past, we have been involved in various litigations, the outcome and legal expense of which has adversely affected our results of operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.    In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal nine months that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Currently there is one open matter involving a contract dispute (see “New Matters”), Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

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

On September 8, 2009, the Company received final notice that the Court of Queen’s Bench of Alberta ruled that the Dynamo Energy Corporation lawsuit against Surge and all other defendants was dismissed in its entirety without prejudice or any awards grants to Dynamo. In view of this dismissal, Surge is in the process of seeking return of 2,384,563 Andora Energy Corporation (“Andora”) shares which were previously held in trust as security for any possible awards to Dynamo.

Approximately $600,000 was accrued at September 30, 2009 for unpaid legal fees incurred by third parties in this matter. The Company had previously placed 2,384,563 Andora shares into a trust account to act as security for claims arising from the Dynamo litigation. Some of the escrowed shares will be used to pay unpaid legal fees.

Surge currently owns a total of 3,606,501 Andora shares, or approximately 6% of Andora on a fully diluted basis.

Granite Litigation: On April 11, 2008, a lawsuit was filed against the Company by Schwartz Semerdjian Haile Ballard & Cauley LLP in San Diego County alleging failure to pay a dishonored check. The amount of the lawsuit is $64,947 plus other costs related to the issuance of a check for legal fees of Daniel Schreiber, a former director, also relating to the Zemer matter, which the Company determined should not have been paid. The Company settled this litigation on July 13, 2009.

Perez Litigation: Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was reversed in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days.  During the three months ended September 30, 2009, the Company made principal and interest payments of $75,000.

On July 13, 2009, the Company agreed to settle all claims with Granite Financial, Daniel Schreiber, and Schwartz Semerdjian Haile Ballard & Cauley LLP.  The terms were that $225,000 will be released from the restricted cash Trust account and paid to Granite. The Company will also transfer 75,000 Andora shares to Granite. The $225,000 and 75,000 Andora shares were to be paid by August 4, 2009, and the Company has made the payments.  In return, all outstanding liabilities accrued by the Company totaling about $315,000 were cancelled and the remaining funds of approximately $23,478 in the Trust account were returned to the Company.

Three Span Oil & Gas Litigation:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc, in Midland Texas (Case #CC15386) for nonpayment of $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid.  The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of September 30, 2009. The action against Surge Energy Resources is for breach of contract, plus attorneys’ fees. Surge Energy Resources has no material assets or operations.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009, there were no sales of securities or repurchases of securities by the Company.

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

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)
3.5	Amendment to Section 3.5 of the Corporation's By-Laws incorporated by reference to Form 8-K filed November 12, 2009 (date of earliest event - November 5, 2009)
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

10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to Form 8-K (June 11, 2008 – date of earliest event) filed on June 17, 2009.)
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

SURGE GLOBAL ENERGY, INC.

DATED: November 13, 2009	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)