Form 10-K
period 2009-12-31
Surge Global Energy, Inc.
filed 2010-04-15
CIK 1053648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-K

/X/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s approximate 21,811,000 shares of common stock held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.07) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $1,527,000.

The number of shares outstanding of the registrant’s common stock at April 1, 2010 was 32,637,387.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

●	statements regarding our potential growth opportunities;

●	statements regarding our ability to generate revenues from our operations;

●	statements regarding our anticipated exploration work;

●	statements regarding our ability to extract, refine, sell oil or sell oil properties;

●	statements regarding our ability to comply or continue to comply with governmental regulations; and

●	statements regarding our estimated future costs and expenses.

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-K. The company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I

As used in this Annual Report on Form 10-K, “we,” “us,” “our,” “Surge “ and our “company” refer to Surge Global Energy, Inc. (“Surge”), and our wholly owned subsidiaries, including Surge Energy Resources, Inc., 1294697 Alberta Ltd.,  and Cold Flow Energy ULC, unless the context otherwise requires. Peace Oil Corp. was sold in June, 2008.

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

We are an oil and gas exploration and development company. Our primary objective is to identify, acquire and develop working interests in oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas, focusing mainly in the United States and Canada. We will engage in oil and gas exploration, drilling of new and development wells, and acquiring and/or leasing producing properties as the most prudent ways to generate income and increase shareholder value to the extent that our limited cash resources will permit us to accomplish this. Our strategic initiative is to pursue potential high rate of return projects with reduced risk and explore ways to maximize values from our investments in Andora Energy Corporation, North Peace Energy Corp., 11 Good Energy, Inc. and our investment in oil and gas properties in Nevada, Wyoming and Oklahoma as described below.

All amounts are stated in U.S. dollars unless otherwise indicated.

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

From 2005 through 2009, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development.  Because our operations from 2005 forward have not generated any revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous.  Our management has also undergone a number of changes during this period.

 In 2008, we began the process of acquiring via lease oil and gas properties for drilling and development. Three properties were leased in 2008 and one in 2009. The two of the three properties acquired in 2008 were written off due to insufficient reserves. The first was drilled in November, 2008 in Crane County, Texas and was plugged and abandoned and fully impaired in 2008. The second well commenced drilling in November, 2008 in Park County, Wyoming. This well was completed with natural gas and oil results, but after two fracture procedures the well was deemed commercially unsuccessful and has been shut in pending an improvement in gas prices. The Wyoming was fully impaired for financial statement purposes in 2009 due to the lack of commercial reserves. The third lease, on 2,500 acres in Pine Valley, Nevada was acquired in July, 2008 and has not yet to been drilled.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets. The strategic transactions together with handling management and board changes and issues and certain litigation, the majority of which have now been settled, have occupied a great deal of our efforts over the last three years.  For a description of certain legal proceedings, see Item 3.

Oil and Gas Drilling Activities

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled; the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive; and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep oil & gas well drilled on 40 acres of land in Park County, Wyoming which has been shut in due to low gas prices and limited production levels. The lease on the Nevada property was extended until September 1, 2010 at which time it will expire if not drilled.

In December, 2009, the Company entered into an equipment lease agreement with Mandalay Energy, Inc. to provide funds for the workover of four (4) oil and gas wells initially with an option to workover six (6) additional wells on a 40 acre lease located in Pawnee County, Oklahoma. After workover operations commenced the operations were delayed by a dispute over leasehold rights by a new owner of the lease. The Company is working on re-establishing drilling operations or transferring our investment into a similar property in Oklahoma and we expect that oil and gas production income should commence in the third or fourth quarter of 2010.

The Company's ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all and/or liquidate our investment in Andora on terms satisfactory to us, if at all. See "Risk Factors."

Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”).  In November 2005 that subsidiary, renamed Signet Energy, Inc. (“Signet”) was reorganized.  Surge issued 5,100,000 shares of its common stock to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL.  Surge retained 10,500,000 shares of Signet after the foregoing transaction (approximately 49%) of Signet on a non-diluted basis.  As a result, we became a minority shareholder in Signet, and obtained leases of oil and gas properties from Deep Well and NAOL.  In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet.  On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to approximately 5.61% of the fully diluted shares of Andora.

As of December 31, 2009, we owned a total of 3,606,499 in Andora of which 2,384,561 were held in escrow pursuant to an agreement with Andora regarding litigation with Dynamo Energy Corp. As a result of the dismissal of the Dynamo lawsuit and a settlement agreement with Andora dated February 2, 2010, 375,000 Andora shares were paid to Andora in full payment of all outstanding claims, reducing the number of Andora shares owned to 3,231,499 all of which will be no longer subject to the escrow agreement.  See Subsequent Events and Legal Proceedings for further details.

Andora is a privately owned oil and gas company of which 53.2% is owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.  After the foregoing transactions, we currently own approximately 5.8% of Andora. For a more detailed description of this series of transactions, see Note B to our Consolidated Financial Statements, “Investment in Andora.”

North Peace Energy Corp. and related transactions

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

At that time, each Exchangeable Share could be exchanged for two shares of our common stock for five years from the closing subject to certain redemption rights of Surge.  We also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price of $1.00 per share subject to certain contingencies which remains outstanding.  Peace Oil was an oil and gas exploration and development company, and at the time held an undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in the Red Earth area of Alberta, Canada (the “Red Earth Leases”).

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

In June and July 2008, the Company exchanged a total of 584,929 North Peace Energy shares (NPE) for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of North Peace shares owned from the North Peace transaction at 1,739,129 shares, or 3.1% of North Peace as of December 31, 2008.  For financial statement purposes the Company recorded a realized gain of $57,638 and a net unrealized loss on the investment in NPE shares which are held as securities available-for-sale of $1,008,121 for the year ended December 31, 2008.

In the year ended December 31, 2009, we sold a total of 336,628 North Peace Energy shares for total proceeds of $155,799 and a loss on sales of $120,237 based on a cost basis of $0.82 per share and we recognized an impairment in the value of North Peace shares of $778,377 due to the decline in value of NPE shares from $0.82 per share to $0.262 per share.

As a result of these transactions, the Company now owns 1,402,501 shares (a 1.94% interest) in North Peace (NPE.V) valued at $366,905 as of December 31, 2009.  For a more detailed description of this series of transactions, see Note C to our Consolidated Financial Statements.

11 Good Energy, Inc. Investment

On September 29, 2008, we made an initial investment in the biofuels sector with 11 Good Energy, Inc., a developer of G2 Diesel, a next generation biodiesel. The Convertible Note earned interest at 8% per annum and was due and payable on June 30, 2009. The Note was also convertible at a 15% discount to 11 Good Energy’s next equity financing. We elected to accept payment in full on the note in June, 2009 and relinquished our conversion right. We retained our right to approximately 107,843 of warrants to purchase 11Good Energy common stock exercisable at $2.55 through June 30, 2010.

Also in 2008, Frederick C. Berndt, the CEO of 11 Good Energy and a former director of Surge, transferred to Surge 500,000 shares of restricted common stock from his personal holdings of 11 Good Energy, and Surge agreed to issue to Mr. Berndt a stock purchase warrant to purchase 1,000,000 shares of restricted Surge common stock at an exercise price of seventy-five cents ($0.75) per Surge share through December 31, 2009 which warrants were cancelled upon payment of the Note in June, 2009.

In October, 2009, we sold 450,000 11 Good Energy shares for $1.00 per share and realized proceeds of $450,000.  In February, 2010 we sold the remaining 50,000 11 Good Energy shares for $122,500.

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

On June 27, 2008, Cold Flow Energy ULC, a wholly owned subsidiary, entered into a definitive agreement with a privately owned Canadian corporation (“Purchaser”), pursuant to which Cold Flow sold all issued and outstanding common and preferred shares of Peace Oil Corp.  Cold Flow Energy ULC indemnified the Purchaser for any tax liabilities in excess of CDN $4,175,042 and all other liabilities arising prior to the date of sale. As part of the sale, Cold Flow Energy ULC paid the Purchaser $1,340,987 and the Purchaser effectively assumed all tax liabilities of Peace Oil Corp. arising as a result of the purchase of common and preferred shares.

During 2008, the Company invested approximately $1,600,000 in oil and gas properties which have not generated any income through December 31, 2009.

In 2009, the Company sold 450,000 shares of 11 Good Energy for $450,000 and we invested $300,000 in an oil and gas equipment lease on property in Pawnee County, Oklahoma.

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended December 31, 2009, we have relied on the services of outside consultants for services in addition to two (2) full -time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

Our Nevada and Oklahoma properties may not produce oil and gas in commercial quantities sufficient to be profitable.

In December, 2009, the Company entered into a lease and equipment agreement with Mandalay Energy, Inc. to provide funds for the workover of four (4) oil and gas wells initially with an option to workover six (6) additional wells on a 40 acre lease located in Pawnee County, Oklahoma. After workover operations commenced the operations were delayed by a dispute over leasehold rights by a new owner of the lease. The Company is working on re-establishing drilling operations or transferring our investment into a similar property in Oklahoma. We can provide no assurances that the amount of natural gas and barrels of oil per day that are actually recovered from our Oklahoma property will be brought to the surface and sold in sufficient commercial quantities for us to profitably operate this property. See “Item 1 – Oil and Gas Drilling Activities.”

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

 We are an exploration stage company with an accumulated deficit of $37,722,268.

In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas exploration business. As a result, we are an exploration stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS7”). We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception and the inception of our exploration stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the year ended December 31, 2009 we reported a net loss of $2,329,180 and a comprehensive income after unrealized losses on available for sale securities and foreign currency adjustments of $1,334,372. In 2008, we reported a net income of $607,835 after the reversal of a previously accrued tax credit of $4,847,978 and a comprehensive gain after taxes of $527,064. We cannot give any assurances that we can achieve profits from operations. For the period from inception of exploration stage through December 31, 2009, the Company has accumulated losses of $37,722,268.

We do not presently control any of our operations as our properties are operated by others.

We do not operate any of our drilled properties or the entities in which we hold interests and we therefore have no influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

●	the operator might initiate exploration or development on a faster or slower pace than we prefer;

●	the operator might obtain additional financing which may further dilute our interest in the property as well as trigger additional asset impairment; and

●	if an operator refuses to initiate a project, we might be unable to pursue the project.

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

We do not currently have any new exploration and development plans other than developing our Nevada and Oklahoma properties. Whether we ultimately undertake additional exploration or development projects will depend on the following factors:

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

If we are unable to access our properties or conduct our operations due to legal or surface conditions, our business will be adversely affected.

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

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and we concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

The loss of key employees would materially adversely affect our ability to operate our business and implement our business plan.

Our business operations are presently managed by one key employee, E. Jamie Schloss, who serves in the dual capacity as our Chief Executive Officer and our Chief Financial Officer. The loss of the services of such employee could seriously impair our business operations. Mr. Schloss’ employment contract expires on April 30, 2010. We do not have key man life insurance on any of our executives, directors or employees.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned approximately 22,537,000 shares as of December 31, 2009, in the aggregate including warrants, stock options and voting rights exercisable with 60 days, approximately 51% of our fully diluted common stock.  These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Our principal executive offices are presently located at 990 Highland Drive, Suite 206, Solana Beach, California 92075. In March, 2008 we executed a six month lease at a monthly rental of $825 per month for office space at this address in Suite 110-V, which represented approximately 366 square feet of rentable space.  On May 6, 2008, we cancelled our prior six-month lease at 990 Highland Drive and entered into a new lease for a larger space (Suite #206) in the same building. The new lease is a three-year lease which commenced May 6, 2008, The annual rentals are $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011 for approximately 2,000 feet of space. Our Cold Flow subsidiary entered into a lease on July 18, 2006 which terminated on April 30, 2009 with a monthly base rent of approximately $200 per month. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We commenced oil and gas exploration activities in February 2005. However, (1) we did not engage in any production activities during the fiscal years ended December 31, 2008 and 2009, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by ASC 932 (formerly Statement of Financial Accounting Standards No. 69 (“SFAS 69”), (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2007 and 2006 applicable to ASC932. We did commence drilling activities in 2008 but none of the properties were proved as of December 31, 2009.

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil & gas well drilled on 40 acres of land in Park County, Wyoming. This well has been tested and management was not satisfied that the estimated initial flow rate of natural gas and barrels of oil per day can be produced in sufficient commercial quantity for production of this site to be commercially viable and for us to recoup or initial investment and as a result this property was impaired at the December 31, 2008. The well was drilled pursuant to a participation agreement between Surge’s wholly owned subsidiary, Surge Energy Resources, Inc. and Delaphin Energy Resources III, LLC.

Surge Energy Resources owns a 35% working interest until payout, and a 21% working interest thereafter, in the Qualmay #12-42 well. Surge agreed to pay 35% of the estimated $1,670,560 drilling and completion costs, in return for a 35% working interest until payout, and a 21% working interest thereafter.   In addition, Surge Energy Resources owns the right to participate in three to five additional wells on 520 acres of adjoining land by paying 35% of the cost of the wells in return for a 35% working interest until payout and a 21% working interest the lease after payout.  As of December 31, 2009, we impaired the full value of this property due to insufficient reserves. The property is currently shut-in and may be re-evaluated in the future depending on gas prices.

In December, 2009, we entered into an equipment lease for four wells on a property in Pawnee County, Oklahoma which requires rework, which will rework commenced in 2009 but was not completed. Further rework will continue in 2010 after legal issues surrounding the lease are resolved. We paid $300,000 for the rights under the equipment lease which agreement provides that we will receive 75% of the net income until payout. Thereafter we would own a 25% working interest.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

ITEM 3.	LEGAL PROCEEDINGS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Currently there is one open matter involving a contract dispute, Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

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

On September 8, 2009, the Company received final notice that the Court of Queen’s Bench of Alberta ruled that the Dynamo Energy Corporation lawsuit against Surge and all other defendants was dismissed in its entirety without prejudice or any awards grants to Dynamo. In view of this dismissal, Surge is in the process of seeking return of 2,384,563 Andora Energy Corporation (“Andora”) shares which were previously held in trust as security for any possible awards to Dynamo. See Subsequent Footnote to Financial Statements.

Approximately Cdn$600,000 was accrued at December 31, 2009 for unpaid legal fees incurred by third parties in this matter. The Company had previously placed 2,384,563 Andora shares into a trust account to act as security for claims arising from the Dynamo litigation. Based on an agreement reached in February, 2010, 375,000 escrowed shares will be used to pay unpaid legal fees.

Pursuant to a Settlement Agreement dated February 2, 2010, by and among Surge Global Energy, Inc. ("Surge"), 1350826 Alberta Ltd. (formerly known as Surge Global Energy (Canada) Ltd. and Signet Energy, Inc. ("Alberta") and Andora Energy Corporation ("Andora"), Surge agreed to pay Andora's indemnified expenses in connection with two prior legal actions arising from litigation with Dynamo Energy Corporation (both of which had previously been dismissed in the United States and Canada)  in an amount equal to Canadian $600,000 (approximately US$561,000).  Pursuant to this Settlement Agreement, in lieu of a cash payment, the Escrow Agent has been instructed to release 375,000 of Andora escrow shares to Andora, and release and deliver to Surge the remainder of shares held in escrow.

After this agreement, Surge will own 3,231,499 shares of Andora (approximately 5% on a fully diluted basis). The Settlement Amount had previously been accrued in its entirety on Surge’s prior period financial statements.

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

Perez Litigation: Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. The Company had previously accrued $445,952 in conjunction with this matter, which amount was reversed in the 2008 financial statements. If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full amount of the Note Payable and accrued interest is due and payable within 30 days.  During the three months ended December 31, 2009, the Company made principal and interest payments of $45,000.

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

Three Span Oil & Gas Litigation: On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc, in Midland Texas (Case #CC15386) for nonpayment of $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid.  The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of December 31, 2009. The action against Surge Energy Resources is for breach of contract, plus attorneys’ fees. Surge Energy Resources has no material assets or operations. A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
March 31, 2009	$0.13	$.0.02
June 30, 2009	$0.10	$0.02
September 30, 2009	$0.09	$0.04
December 31, 2009	$0.10	$0.04

March 31, 2008	$0.16	$0.08
June 30, 2008	$0.05	$0.10
September 30, 2008	$0.17	$0.05
December 31, 2008	$0.18	$0.05

American Stock Transfer (59 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares. As of April 1, 2010, we had 32,637,837 shares of common stock outstanding and approximately 300 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Sale of Unregistered Securities

During the year ended December 31, 2009 and the three months ended March 31, 2010, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2009	Common Stock Options (1)	5,100,000 shares	Grant of options for services rendered to executive officers and directors	Accredited Investors	Rule 506; Section 4(2)

2010	Common Stock and Warrants (2)	1,200,000 shares 1,200,000 warrants	$132,000 received from 3 Investors; $5,000 paid in finders' fees	Accredited Investors	Rule 506; Section 4(2)

(1)           Options granted to officers and directors, exercisable at prices ranging from $.055 per share to $.08 per share and vesting over a period of up to 12 months in some cases and up to 24 months in other cases.

(2)           The Company offered to sell in a private placement a Unit at a cost of $55,000 per Unit.  Each Unit consisted of 500,000 shares of Common Stock and Warrants to purchase 500,000 shares, exercisable over a period of two years at a price of $.25 per share.

Repurchase of Securities

During fiscal 2009, the Company did not repurchase any of its securities. However, see Item 13 regarding entering into consulting agreements in February 2010 with three of the Company's former directors. These consulting agreements involved the immediate cancellation of options to purchase 2,350,000 shares and the potential for the cancellation of options to purchase an additional 2,350,000 shares, at a total cost of $200,000, of which $100,000 was paid in February, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2009 and December 31, 2008, should be read in conjunction with the audited annual financial statements and the notes thereto. The Company began implementing plans to establish an oil and gas development business in 2005. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, although we have and have had interests in Canadian companies.

Overview

For the year ended December 31, 2009 we had a comprehensive net loss of $1,334,000 versus a comprehensive gain in 2008 of $527,000, a decrease of $1,861,000. In 2009, we had a net loss before income taxes of $2,329,000 versus a loss before taxes of $4,240,000 in 2008. After taxes, we had a loss of $2,329,000 versus a profit of $608,000 in 2008. Included in 2008 results was a reversal of an income tax accrual made in 2007 of $4,848,000. In both 2009 and 2008, we engaged in a number of strategic and capital transactions in an attempt to expand our business.  These are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”  Equity transactions and removal of a prior year’s tax liability helped provide increased shareholders equity in 2008. The Company continues to seek additional capital to utilize its assets to fund its operations, but there can be no assurance that we will be able to raise additional working capital or complete other financings in the future.

In 2010, our financial focus will be on continuing to reduce operating expenses, realizing value from our remaining assets in order to position Surge to take advantage of exploration opportunities, and raising additional financing to meet our cash liquidity needs as they arise through the sale of common stock and other convertible securities.

Results of Operations

For the year ended December 31, 2009, we had a comprehensive net loss of $1,334,000 versus comprehensive income after taxes in 2008 of $527,000, a decrease of $1,861,000. The comprehensive net income after taxes of $527,000 in 2008 arose primarily from a reversal of a prior income tax accrual of $4,848,000. Excluding this reversal, our net loss before taxes in 2008 was $4,240,000 versus a loss of $2,329,000 in 2009, an improvement of $1,911,000.

The Company had no operating revenues in the years ended December 31, 2009 and 2008; we had a gain of $206,000 from the sale of investments in 2009, compared with a gain on sale of investments of $658,000 in 2008. We also had an impairment of oil and gas investments of $572,000 in 2009 versus an impairment on oil and gas properties of $580,000 in 2008.

Selling general and administrative expenses for the year ended December 31, 2009 compared to 2008 decreased by $358,000 to $1,322,000 from $1,680,000 in the comparable prior period. Included within the $358,000 expense decrease in 2009 is a reduction of $74,000 of non-cash employee compensation costs, a decrease of $247,000 in payroll, consulting and related costs, a decrease of $75,000 in selling, general and administrative (SG&A) expenses, and an increase of $38,000 in legal and audit expenses. The decrease in non-cash compensation cost of $74,000 in 2009 was the result of fewer options and warrants issued.  Depreciation and amortization decreased $900 from $7,200 in 2008 to $6,300 in 2009.

Net financing income in 2009 was $143,000 versus interest income of $57,000 in 2008, an improvement of $86,000 in net interest costs.

Other differences between 2009 and 2008 include an impairment of marketable securities of $778,000 in 2009 versus $1,008,000 in 2008, a decrease of $230,000, a loss on redemption of preferred shares in 2008 of $105,000 with no comparable charge in 2009, and a loss of 1,573,000 on the sale of Peace Oil Corp. (before a reversal of $4,847,000 in accrued income taxes) in 2008 with no comparable charge in 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $57,000 versus cash of $657,000 at December 31, 2008, a reduction of $600,000.  This decrease was comprised of a net cash used in operating activities of $936,000, cash used in investing activities of $482,000, cash flow used in financing activities of $160,000, and the net effect of exchange rate changes on cash and cash equivalents of $14,000.

Our net working capital position at December 31, 2009 was a deficit of $72,000 versus working capital of $702,000 at December 31, 2008, a change of $774,000. Current assets declined by $812,000 caused primarily by a reduction in cash of $600,000, and a reduction in prepaid expenses of $177,000. Current liabilities decreased by $38,000, caused primarily by a decrease in accounts payable and accrued liabilities of $103,000 and an increase in notes payable of $65,000.

The net cash flow deficit from operating activities was $936,000 versus cash used in operating activities of $1,469,000 in 2008. The 2009 deficit consisted primarily of a reduction of operating expenses from $2,268,000 in 2008 to 1,900,000 in 2009, net interest income of $143,000 versus 57,000 in 2008, a gain from the sale of marketable securities of $206,000 versus $658,000 in 2008, $290,000 in net employee compensation expense arising from stock options and warrants issued to employees, directors and consultants, $105,000 in loss on redemption of preferred shares, $580,000 of impairment of oil and gas properties in 2008 with no comparable charge in 2009, an impairment  of marketable securities of $778,000 in 2009 versus $1,008,000 in 2008, a $177,000 decrease in prepaid expenses $42,000 and a decrease in accounts payable of $14,000.

The net cash flow provided from investing activities of $482,000 in 2009 was due to $606,000 in proceeds from the sale of marketable securities and $275,000 from the repayment of a note, less $399,000 paid in conjunction with capital expenditures for oil and gas properties.

The net cash flow used in financing activities of $160,000 in 2009 consists of the Company making principal payments on note payable as compared with $28,000 in 2008 which was incurred mainly for the repurchase of common stock .

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

Acquisition or Disposition of Plant and Equipment

On March 18, 2008, we entered into a Purchase and Sale Agreement, with Oromin, Irie Isle Limited; Cynthia Holdings Ltd. (“Cynthia”); and Chet Idziszek, pursuant to which the Company sold its 17.52% interest in Cynthia.  Cynthia owned a certain parcel of land in the eastern half of the Cuyana Basin in the Province of Mendoza, Argentina.  We received $600,000 in cash and the return of 1,000,000 shares of the Company’s stock previously issued for the Company’s purchase of its interest in Cynthia.

Number of Employees

From our inception through the period ended December 31, 2009, we have primarily relied on the services of outside consultants for services . In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of December  31, 2009, we have two (2) full-time employees and we anticipate no increase in our administrative employment base during the next 12 months.

In the event that we continue to expand oil and gas operations, we will incur additional cost for oil and gas related personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of additional financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2009
F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the period from January 1, 2005 (inception of exploration stage) through December 31, 2009	F-5 ~ F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2009	F-9 ~ F-11

Notes to Consolidated Financial Statements	F-12 ~ F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
(An Exploration Stage Company)
Solana Beach, California 92260

We have audited the accompanying consolidated balance sheets of Surge Global Energy, Inc. and its subsidiaries (“the Company”)  as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 13, 2010

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$56,756	$656,843
Convertible note receivable, net of discount of $0 and $137,500, respectively	-	137,500
Production payments receivable	300,000	-
Investment in marketable securities	380,655	577,585
Prepaid expenses	65,363	242,700
Total current assets	802,774	1,614,628

Property and equipment, net of accumulated depreciation of $27,319 and $20,968, respectively	6,656	13,007
Oil and gas properties, using full cost accounting – unproved	553,241	1,016,199
Investment in Andora Energy	3,675,948	3,540,639

Total assets	$5,038,619	$6,184,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$809,089	$912,923
Note payable	65,357	-
Total current liabilities	874,446	912,923

Asset retirement obligation	10,500	-
Total liabilities	$884,946	$912,923

Commitments and contingencies

Stockholders' equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 and 1 share issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,437,387 and 31,437,387 shares issued and outstanding, respectively	31,437	31,437
Additional paid-in capital	54,183,117	53,966,622
Accumulated other comprehensive income	(1,101)	(995,909)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(37,722,268)	(35,393,088)
Total stockholders' equity	4,153,673	5,271,550

Total liabilities and stockholders' equity	$5,038,619	$6,184,473

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2009	2008	2009
Operating expenses:
Selling, general and administrative expenses	$1,321,643	$1,680,255	$24,906,840
Accretion, depreciation and amortization	6,351	7,238	470,434
Oil and gas property impairment	571,948	580,397	7,473,361

Total operating expenses	1,899,942	2,267,890	32,850,645
Loss from operations	(1,899,942)	(2,267,890)	(32,850,645)

Equity in losses from affiliates	-	-	(2,099,663)
Loss on redemption of preferred shares	-	(105,376)	(105,376)
Gain on sale of marketable securities	206,013	657,638	863,651
Impairment of marketable securities	(778,377)	(1,008,121)	(3,707,514)
Warrants issued in connection with Peace Oil acquisition		-	(368,000)
Revaluation loss net of warrant liability		-	(431,261)
Interest income (expense)	143,126	57,055	(4,227,662)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	(1,573,449)	(1,525,105)
Loss from continuing operations, before income taxes and minority interest	(2,329,180)	(4,240,143)	(41,401,364)
Benefit (provision) for income taxes	-	4,847,978	-

Income (loss) before non-controlling interest	(2,329,180)	607,835	(41,401,364)

Loss applicable to noncontrolling	-	-	3,679,096

Net income (loss)	$(2,329,180)	$607,835	$(37,722,268)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	980,270	(980,270)	-
Foreign currency translation adjustment	14,538	899,499	(1,101)

Comprehensive income (loss)	$(1,334,372)	$527,064	$(37,723,369)

Income (loss) per common share - basic and diluted	$(0.07)	$0.02
Weighted average shares outstanding - basic and diluted	31,437,387	33,555,151

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)
THROUGH DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	-	$-	23,367,097	$23,367	$18,996,881	$(7,020,985)	$-	$-	$-	$(12,337,511)	$(338,248)
Issuance of common stock in February 2005 in exchange for stock options exercised at $0.25 per share	-	-	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in August 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	300,000	300	299,700	-	-	-	-	-	300,000
Issuance of common stock in August 2005 in exchange for conversion of convertible notes payable at $1.00 per share	-	-	1,675,000	1,675	1,673,325	-	35,000	-	-	-	1,710,000
Issuance of common stock in October 2005 in exchange for convertible notes converted in August 2005	-	-	35,000	35	34,965	-	(35,000)	-	-	-	-
Issuance of common stock in November 2005 in exchange for cash, net of costs and fees at $1.00 per share	-	-	800,000	800	799,200	-	-	-	-	-	800,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,022,492	-	-	-	-	-	1,022,492
Value of warrants attached to convertible notes payable	-	-	-	-	629,192	-	-	-	-	-	629,192
Foreign currency translation adjustment	-	-	-	-	-	-		(185,414)	-	-	(185,414)
Amortization of deferred compensation	-	-	-	-	-	3,039,038	-	-	-	-	3,039,038
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(2,245,100)	-	-	-	-	-	(2,245,100)
Other stock options awards granted pursuant to employment agreement	-	-	-	-	202,418	-	-	-	-	-	202,418
Increase in value of investment in Signet Energy, Inc.					6,890,785						6,890,785
Net loss	-	-	-	-	-	-	-	-	(8,731,209)	-	(8,731,209)
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Accumulated Other Comprehensive Income	Accumulated Deficit during Exploration Stage	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$-	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	-	4,138,639
Other stock options awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-		-	-	339,014	-	-	339,014
Net loss									(15,926,093)		(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,687,302)	$(12,337,511)	$3,387,760

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Accumulated Other Comprehensive Income	Accumulated Deficit during Exploration Stage	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760
Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	-	91,866
Employee stock option expense	-	-	-	-	1,348,943	-	-	-	-	-	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	-	2,309,400
Gemini note conversion	-	-	(2,000,000)	(2,000)	(898,000)	-	-	-	-	-	(900,000)
Peace Oil acquisition warrants	-	-	-	-	368,000	-	-	-	-	-	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,076,575	-	-	-	-	-	1,076,575
Exchange of Redeemable Preferred Shares into common stock			7,499,907	7,500	4,468,824	-	-	-	-	-	4,476,324
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,068,738)	-	-	(1,068,738)
Net loss	-	-	-	-	-	-	-	-	(11,343,620)	-	(11,343,620)
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE) THROUGH DECEMBER 31, 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Common Stock Subscription	Accumulated Other Comprehensive Income	Accumulated Deficit during Exploration Stage	Accumulated Deficit	Total
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)
Employee stock option expense	-	-	-	-	265,691	-	-	-	-	-	265,691
Stock compensation expense - Warrants	-	-	-	-	24,506	-	-	-	-	-	24,506
Retirement of stock on sale of Cynthia Holdings, Ltd	-	-	(1,000,000)	(1,000)	1,000	-	-	-	-	-	-
Options exercised	-	-	150,000	150	5,700	-	-	-	-	-	5,850
Purchase and cancellation of stock	-	-	(993,333)	(993)	(67,940)	-	-	-	-	-	(68,933)
Purchase and cancellation of stock from prior Cold Flow shareholders	-	-	(3,189,617)	(3,190)	4,774,054	-	-	-	-	-	4,770,864
Unrealized loss on available for sale securities	-	-	-	-	-	-	-	(980,270)	-	-	(980,270)
Foreign currency translation adjustment	-	-	-	-	-	-	-	899,499	-	-	899,499
Net income	-	-	-	-	-	-	-	-	607,835	-	607,835
Balance at December 31, 2008	-	$-	31,437,387	$31,437	$53,966,622	$-	$-	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550
Employee stock option expense	-	-	-		163,649	-	-	-	-	-	163,649
Stock compensation expense - Warrants	-	-	-	-	52,846	-	-	-	-	-	52,846
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	980,270	-	-	980,270
Foreign currency translation adjustment	-	-	-	-	-	-	-	14,538	-	-	14.538
Net income	-	-	-	-	-	-	-	-	(2,329,180)	-	(2,329,180)
Balance at December 31, 2009	-	$-	31,437,387	$31,437	$54,183,117	$-	$-	$(1,101)	$(37,722,268)	$(12,377,512)	$4,153,673

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$(2,329,180)	$607,835	$(37,722,268)

Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share of affiliate loss	-	-	2,099,663
Depreciation and amortization	6,351	7,238	470,304
Write-off of property and equipment	-	4,984	4,984
Impairment of oil and gas properties	571,948	580,397	9,434,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	1,573,449	(1,525,105)
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Amortization of discount attributable to warrants	-	-	629,192
Impairment of marketable securities	778,377	1,008,121	(1,786,498)
Interest on Gemini	-	-	230,000
Amortization of discount on note receivable	(137,500)		(137,500)
Gain/loss on revaluation of warrant liability	-	-	431,261
Gain on sale of marketable securities	(206,013)	(657,638)	(863,651)
Loss on redemption of preferred shares	-	105,376	105,376
Beneficial conversion feature in conjunction with issuance of convertible notes payable	-	-	1,076,575
Founders stock	-	-	4,265,640
Debt discount	-	-	1,010,679
Non cash compensation costs	163,649	265,691	11,025,470
Warrant expense	52,846	24,506	445,352
Change in operating assets and liabilities:
Other receivable	-	-	(132,384)
Prepaid expense and other assets	177,337	41,695	(84,623)
Other assets		-	80,958
Accounts payable and accrued liabilities	(14,143)	(182,939)	813,516
Income taxes payable	-	(4,847,978)	-
Net cash used in operating activities	(936,328)	(1,469,263)	(10,478,893)

See accompanying notes to consolidated financial information

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2009	2008	2009
Cash flows from investing activities:
Purchases of property and equipment	-	(4,419)	(115,055)
Production payment advanced	(300,000)	-	(300,000)
Proceeds from sale of marketable securities	605,795	189,633	795,428
Proceeds from sale of investment	-	600,000	600,000
Payment for note receivable	-	(137,500)	(137,500)
Proceeds from note receivable	275,000	-	275,000
Purchase of oil and gas properties	(98,490)	(1,596,596)	(13,464,019)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary		(1,533,395)	(1,533,395)
Proceeds from disposition of Peace Oil property		-	14,071,294
Purchase of marketable securities		(383,879)	(5,475,727)
Gemini repayment		-	(1,380,000)
Deduct June 2006 Signet cash balance		-	(5,626,405)
Net cash provided by (used in) investing activities	482,305	(2,866,156)	(5,934,199)

Cash flows from financing activities:
Proceeds from the sale of common stock subscription, net of costs and fees	-	-	4,125,013
Repurchase of common stock	-	(33,933)	(33,933)
Principal payments on note payable	(159,643)		(159,643)
Proceeds from exercise of options		5,850	97,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(159,613)	(28,083)	17,097,314
Effect of exchange rates on cash and cash equivalents	13,579	(74,846)	(787,401)

Net increase (decrease) in cash and cash equivalents	(600,087)	(4,438,348)	(103,179)

Cash and cash equivalents at the beginning of the period	656,843	5,095,191	159,935

Cash and cash equivalents at the end of the period	$56,756	$656,843	$56,756

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31		For the period from January 1, 2005 (inception of exploration stage) through December 31
	2009	2008	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	7,032	10,838	513,530
Cash paid during the period for taxes	-	8,112	8,112

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount-beneficial conversion feature of convertible debenture	-	-	2,099,067
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Unrealized loss on available for sale securities	(980,270)	980,270	-
Note payable issued on settlement of litigation	225,000	-	225,000
Exchange of North Peace shares for common shares	-	35,000	35,000
Asset retirement obligation	10,500	-	10,500
Andora shares issued on settlement of litigation	89,687	-	89,687
Cancellation of common shares	-	1,000	1,000
Repurchase of common stock and redeemable preferred shares in exchange for marketable securities and issued preferred stock re Peace Oil	-	$(5,930,156)	$-

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Company’s Canadian subsidiaries are carried in their Canadian dollar functional currency and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income.  All amounts stated in these financial statements are in $US unless otherwise noted.

In January 2005, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise, as defined by ASC 915 (formerly Statement of Financial Accounting Standards No. 7 (“SFAS 7”)) and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of exploration stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

For the period from January 1, 2005 (inception of exploration stage) through December 31, 2009, the Company has accumulated exploration stage losses of $37,722,268 excluding foreign currency losses. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production.

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
DECEMBER 31, 2009 AND 2008

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.  A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2009.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $42,676 invested in cash in a short-term money market account maintained by a U.S. bank, of which $250,000 is subject to FDIC insurance, $7,754 in a national Canadian bank, and $6,306 in a liquid money market fund at December 31, 2009.

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
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $6,350 and $7,238 for the years ended December 31, 2009 and 2008, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the years ended December 31, 2009 and 2008, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive. The weighted average number of common shares outstanding used in the computations of income (loss) per share were 31,437,387 for the year ended December 31, 2009 and 33,555,151 for the year ended December 31, 2008.

Foreign Currency Translation

Assets and liabilities in foreign currency are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statements of operations.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $2,329,180 and $4,240,143 for the years ended December 31, 2009 and 2008, respectively. The Company’s cash position at December 31, 2009 was $56,756 compared with $656,843 at December 31, 2008, a decrease of $600,087. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $71,672 as of December 31, 2009 compared with current assets in excess of current liabilities of $701,705 in the prior year, a decline of $773,377.  For the years ended December 31, 2009 and 2008, the Company used $936,328 and $1,469,263, respectively, of cash from operating activities. Income from production payments receivable and oil and gas investments are expected to commence in 2010. By reducing operating expenses in future periods and generating cash from the sale of marketable securities and long term investments and proceeds from stock offerings management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized for the years ended December 31, 2009 and 2008 was $216,495 and $290,197, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the years ended December 31, 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2007.

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Subsequent Events

The Company evaluated events occurring between the end of the fiscal year, December 31, 2009, and the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Effective January 1, 2008, the Company adopted ASC 820 for financial assets and liabilities. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

The Company believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The fair values of the Company’s Level 1 financial assets are available for sale securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2009 and 2008, The Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $380,655 and a level 1 fair value of $380,655 based on quoted prices in active markets.

In February 2007, the FASB issued ASC 825 (formerly SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of ASC 320 (formerly FASB statement No. 115).” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under ASC 320.  Electing the fair value option for an existing held-to-maturity security will not call into question the intention of an entity to hold other debt securities to maturity in the future.  The Company implemented ASC 825 effective January 1, 2008, and it did not have a significant impact on the Company’s financial position, results of operations, and cash flows.

In December 2007, the FASB issued ASC 810 (formerly SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This standard significantly changes the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are classified as stockholders’ equity, a change from its current classification between liabilities and stockholder’s equity. Any earnings attributable to minority interests are included in net earnings. Purchases and sales of minority interests are reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.  This statement is effective as of the first fiscal year that begins after December 15, 2008. The Company implemented ASC 810 effective January 1, 2009, and it did not have a significant impact on the Company’s financial position, results of operations, and cash flows.

In December 2007, the FASB issued ASC 805 (formerly SFAS 141R), Business Combinations.  This standard significantly changes the accounting for business combinations both during the period of the acquisition and in subsequent periods.  This statement is effective as of the first fiscal year that begins after December 15, 2008.  The Company implemented ASC 805 effective January 1, 2009, and it did not have a significant impact on the Company’s financial position, results of operations, and cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update of Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”) which establishes the FASB Accounting Standards Codification (the “ASC”). The ASC is the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative. While the ASC does not change GAAP, it introduces a new structure that reorganizes the GAAP pronouncements into accounting topics. All content of the ASC carries the same level of authority.  The Company has adopted the requirements of ASC 105 and the adoption did not impact the Company’s results of operations or financial condition.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  These requirements became effective for the Company on June 15, 2009. There was no effect of adoption of this standard on the financial statements.

In January 2010, the FASB issued ASU No. 2010-03, “Extractive activities — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures”. The main provisions of ASU No. 2010-03 are the following: (1) expanding the definition of oil- and gas- producing activities to include the extraction of saleable hydrocarbons, in solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction; (2) entities should use first-day-of-the-month price during the 12-month period (the 12-months average price) in calculating proved oil and gas reserves and estimating related standardized measure of discounted net cash flows; (3) requiring entities to disclose separately information about reserves quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves; (4) separate disclosure for consolidated entities and equity method investments. ASU No. 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. The Company adopted ASU No. 2010-03 for the 2009 annual financial statements. This adoption did not have a material impact on the Group’s reported reserves evaluation, results of operations, financial position or cash flows.

In June 2009, the FASB issued amendments to ASC No. 810 (former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”) to address the effects of the elimination of the qualifying special purpose entity concept. More specifically, it requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a variable interest entity, it amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a variable interest entity. Additionally, these amendments require continuous assessment of whether an enterprise is the primary beneficiary of a variable interest entity. Amendments are effective on January 1, 2010, and the Company does not expect any material impact on its results of operations, financial position or cash flows upon adoption.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Note was either redeemable at face value or convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and was redeemable at the Company's election at the earlier of maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc.  The conversion price was to be calculated at 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants.  The number of warrants was to be equal to the number of common stock issuable upon conversion.  As a result of the foregoing, the Company owns warrants to purchase 107,843 shares of 11 Good energy common stock exercisable at $2.55 per share through the close of business on June 30, 2010.

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

On June 11, 2009, the note receivable, accrued interest and legal fees thereon, totaling $295,057, was received in full. The discount on the convertible note was fully amortized using the effective interest method. At the same time, the 1,000,000 warrants issued at $0.75 per share were cancelled.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

On June 28, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was $CDN15, 000,000 in cash and 2,270,430 restricted common shares of North Peace initially valued at $2.20 per share. After the North Peace transaction, the Company held a 4.87% fully diluted interest in North Peace prior to the new transactions described below. The Company utilized the proceeds from the sale to fund its operations.

In June and July 2008, the Company exchanged a total of 606,402 North Peace Energy shares for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of North Peace shares owned from the North Peace transaction at 1,739,129 shares, or 3.1% of North Peace as of December 31, 2008.  As of December 31, 2008, the ten day weighted average closing price of the common stock of North Peace Energy Corp. (NPE) listed on the TSX Venture Exchange was $0.25. The net unrealized loss on the investment in NPE shares which are held as securities available-for-sale was $980,270 for the year ended December 31, 2008.  This loss was recorded as a decrease in other comprehensive income and a reduction in shareholders’ equity. Also in 2008, the Company recorded an impairment charge of $1,008,121 to reduce the value of North Peace shares to their year-end market value.

As of December 31, 2009, the Company owned 1,402,501 shares of North Peace Energy Corp valued at $366,905 or $0.262 per share.   In view of material declines in the value of North Peace Energy shares, the Company reduced the value of this stock from $0.82 to $0.262 per share in 2009, resulting in an other than temporary impairment of $778,377 for the year ended December 31, 2009.  As of December 31, 2008, the Company owned 1,739,129 shares valued at $440,085.   The Company recognized an other than temporary impairment of $1,008,121 in the year ended December 31, 2008.

11 Good Energy Inc. Shares

In October 2009, the Company sold 450,000 shares of 11 Good Energy stock for $450,000. As of December 31, 2009, the Company owned 50,000 shares of 11 Good Energy Inc., originally acquired in September 2008, valued at $13,750.

Sale of Peace Oil Corp

On June 27, 2008, Cold Flow Energy ULC, a wholly subsidiary, entered into a definitive agreement with a privately owned Canadian corporation (“Purchaser”), pursuant to which Cold Flow sold all issued and outstanding common and preferred shares of Peace Oil Corp.  Cold Flow Energy ULC indemnified the Purchaser for any tax liabilities in excess of $CDN 4,175,042 and all other liabilities arising prior to the date of sale. As part of the sale, Cold Flow Energy ULC paid the Purchaser $1,340,107 and the Purchaser effectively assumed all tax liabilities of Peace Oil Corp. arising as a result of the purchase of common and preferred shares.

The following summarizes the disposition of the Peace Oil:

Cash consideration paid to the purchaser	$(1,340,107)
Tax liabilities previously recorded	4,847,978
Other liabilities and adjustments	(40,934)
Subtotal	3,466,937
Expenses of sale	(192,408)
Net gain in 2008 on sale of Peace Oil	$3,274,529

NOTE 4– PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment has been accounted for as a production payment receivable and is due from the operator.  The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due is paid.  Under the terms of the agreement, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well.  The repayments continue until such time as the Company has been repaid $354,000.  The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter.  As of December 31, 2009, no sales had occurred.  If the third party operator fails to pay amount due and payable or perform any provisions under the equipment lease agreement, the Company may be assigned a 75% working interest in the wells.  In addition, the Company may exercise additional remedies, including taking possession of any equipment.  The Company has performed an assessment of the recoverability of the production payment and believes the full amount is collectible.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of December 31, 2009 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$553,241	$0	$-	$553,241

The Company presently has no producing oil and gas properties.  In 2009, the Company recognized an impairment on oil and gas properties of $571,948 reflecting write-downs of oil and gas properties acquired in 2008 on its Wyoming property.

In 2008, the Company acquired drilling and exploration rights in three properties: White Pine County, Nevada; Park County, Wyoming and Crane County, Texas. The Company commenced drilling an exploration well on the Wyoming lease in 2008 and after completion of the well determined that the well did not produce commercial quantities of oil and/or gas and took an impairment charge for all of the costs incurred of $571,948 in 2009 as discussed above.

During 2008, the Company drilled unsuccessfully on its Crane County, Texas lease and the property was deemed impaired.  As a result, the costs incurred were transferred to the full cost pool and an impairment expense of $580,397 was recorded in 2008.

NOTE 6 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora"). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock.  The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora.  2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim, Andora was entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.  After satisfying any judgment award, any remaining escrowed shares would be distributed to the Company upon a joint written notice from Andora and the Company to Valiant.

The net investment in Andora at December 31, 2009 and December 31, 2008 was $3,675,948 and $3,540,639, respectively. The change in value was due to the additional shares received and distributed in conjunction with the settlement of two lawsuits.  The Company owned a total of 3,606,501 common shares of Andora at December 31, 2009, of which 375,000 shares were disposed of subsequent to year end, leaving a balance of 3,231,501 shares.

The Company’s valuation of Andora is based on reserve reports furnished to the Company by Andora which the Company has relied upon in assessing the value of its investment in Andora.  Virtually all of these reserves will require alternative methods of production to enable them to be realized as income. Such methods require substantial investment in plant and equipment to be effective. Should Andora obtain equity financing in the future to finance drilling operations, the Company may sustain additional dilution to its equity interest in Andora.  See Subsequent Events.

NOTE 7 – NOTES PAYABLE

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with its former CEO, David Perez. The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal monthly installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability. At December 31, 2009, the balance payable on the Note was $65,357.  The Note is secured by a first priority security interest in 252,361 Andora shares.

If the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full value of the Note Payable and accrued interest is due and payable within 30 days.

 SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year Ended December 31 ,
	2009	2008
Net Income/(Loss)	$(2,329,000)	$607,835

Income tax computed at combined U.S. and state statutory rates (40%)	(930,000)	243,000
Permanent differences	-	-
Changes in valuation allowance	930,000	(243,000)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
Deferred tax assets:	2009	2008
Net operating loss carryforwards	$5,650,000	$4,720,000

Less valuation allowance	(5,650,000)	(4,720,000)
Total	$-	$-

At December 31, 2009, Surge had net operating loss carryforwards of approximately $14,000,000 for federal and approximately $10,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $930,000 in the year ended December 31, 2009 and decreased by $243,000 in 2008.  Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9 – REDEEMABLE PREFERRED SHARES

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
DECEMBER 31, 2009 AND 2008

NOTE 10 - CAPITAL STOCK

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

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors, Gemini Financial, in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration was not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil Corp. financial statements as well as a pro forma financial statement of the combined companies. The Company accounted for the warrants issued in accordance with ASC 815 (formerly EITF 00-19) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   In December 2006, the FASB approved ASC 825 (formerly FSP EITF 00-19-2) “Accounting for Registration Payment Arrangements”, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and ASC 450 (formerly FASB Interpretation No. 14), “Reasonable Estimation of the Amount of a Loss”. The Company has evaluated the effect of how ASC 825 (formerly FSP EITF 00-19-2) and ASC 480 (formerly  EITF Topic D-98) affected these accompanying financial statements. In adopting ASC 825 (formerly FSP EITF 00-19-2) accounting pronouncement on January 1, 2007, the Company reclassified the remainder of the warrant liability of $2,309,400 to permanent equity.

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

There were no capital stock transactions during the twelve months ending December 31, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at December 31, 2009.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	500,000	2.86	0.08	500,000	$0.08
0.10	375,000	0.50	0.10	375,000	0.10
0.11	300,000	0.50	0.11	200,000	0.11
0.12	120,000	0.50	0.12	80,000	0.12
0.60	3,000,000	2.41	0.60	3,000,000	0.60
1.00	1,000,000	0.49	1.00	1,000,000	1.00
1.45	200,000	0.91	1.45	200,000	1.45
1.60	1,005,000	0.03	1.60	1,005,000	1.60
$2.00	1,200,000	1.20	2.00	1,200,000	2.00
	7,700,000	1.47	$0.94	7,700,000	$0.94

Transactions involving the Company's warrant issuance or expiration are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	10,805,000	$0.94
Granted	1,620,000	0.50
Exercised	-	-
Canceled or expired	(4,500,000)	0.67
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	775,000	0.09
Exercised	-	-
Canceled or expired	(1,000,000)	0.75
Outstanding at December 31, 2009	7,700,000	$0.94

For the year ended December 31, 2009, the Company issued warrants to purchase 775,000 shares of common stock to two consultants for legal services and financial consulting services at an average exercise price of $0.09 per share with a two year term and vesting immediately. Of the 775,000 warrants, 400,000 warrants vested during the three months ended September 30, 2009 as a result of terminating a consulting agreement.  Prior to the termination, the 400,000 warrants were to vest annually over a remaining 4 year term.  The fair value of $52,846 was recorded as warrant expense during the year ended December 31, 2009 and the warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 775,000 warrants include: (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends.  The warrants had $0 intrinsic value at December 31, 2009.

Pursuant to an agreement with 11 Good Energy, Inc. to repay the September 11, 2008 note receivable, during the year ended December 31, 2009, the Company canceled 1,000,000 warrants with an exercise price of $0.75 per share.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 - WARRANTS AND STOCK OPTIONS (Continued)

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

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at December 31, 2009.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055	2,700,000	4.31	0.06	1,750,000	0.06
0.07	2,400,000	4.92	0.07	100,000	0.07
$0.08	5,200,000	3.16	$0.08	5,200,000	$0.08
0.09	500,000	3.73	0.09	500,000	0.09
0.10	500,000	3.21	0.10	500,000	0.10
$0.12	250,000	3.53	0.12	250,000	0.12
	11,550,000	3.81	$0.07	8,300,000	$0.08

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	8,125,203	$0.64
Granted	6,500,000	0.08
Exercised	(150,000)	0.04
Canceled or expired	(8,025,203)	0.65
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	5,100,000	0.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009	11,550,000	$0.074

During 2009, options to purchase 5,100,000 shares of common stock were granted to its directors at exercise prices of $0.055 to $0.07 per share and vests from 1 to 2 years. No options were exercised in 2009. These options have a term of five years from the date of grant and a total of 1,850,000 of the 2009 options vested in 2009 and 1,331,666 of the 2008 options also vested in 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 - WARRANTS AND STOCK OPTIONS (Continued)

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

Non cash compensation expense of $163,649 and $265,891 was charged to operations for expenses arising from the issuance of options during the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008, a total of 8,025,203 out of the money stock options issued to prior directors and officers were cancelled due to their resignation pursuant to the terms of the Company’s employee stock option plan.

NOTE 12 – GAIN (LOSS) ON SALE OF INVESTMENTS

On October 22, 2009, the Company sold 450,000 shares of 11 Good Energy stock for $450,000 resulting in a gain on sale of $326,250.

During 2009, the Company sold a total of 336,628 North Peace Energy shares at a loss of $120,327.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

On May 1, 2008, the Company entered into an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.

During 2009, the Company settled lawsuits with a former director, Daniel Schreiber, and its former Chairman and CEO, David Perez.

NOTE 14 – LITIGATION MATTERS

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
DECEMBER 31, 2009 AND 2008

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

On February 1, 2008, Dynamo filed a Statement of Claim in Canada in the Court of Queen’s Bench of Alberta, the Judicial District of Calgary against us, David Perez, our former Chief Executive Officer and Director, Signet, C.W. Leigh Cassidy, the former Chief Executive Officer of Signet, Andora Energy and three Canadian entities. This complaint was dismissed in July, 2009.

A total of $570,000 has been accrued at December 31, 2009 for legal fees incurred by third parties in this matter. See Subsequent Events, Note 14.

During 2009, the Company settled all legal claims with its former Chairman and CEO, David Perez, and its former director, Daniel Schreiber as follows:  Effective as of March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with Mr. Perez. The terms of the settlement were that the Company issued a promissory note for $225,000, payable in 14 equal installments and one final payment of $6,100. The note bears interest at 5% per annum. In return, the Company received 252,361 Andora shares valued at $225,000 for financial statement purposes which had been previously in Mr. Perez’s possession plus the elimination of all further legal expenses or liability.  The Company also agreed to settle all claims with Granite Financial, Daniel Schreiber, and Schwartz Semerdjian Haile Ballard & Cauley LLP on July 13, 2009.  The terms of the Schreiber settlement were that $225,000 was released from the restricted cash Trust account and paid to Granite. The Company issued 75,000 Andora shares to Granite. The $225,000 and 75,000 Andora shares were to be paid on August 4, 2009. In return, all outstanding liabilities accrued by the Company totaling about $315,000 were cancelled and the remaining funds of approximately $23,478 in the Trust account were returned to the Company.

On October 1, 2009, a lawsuit was filed in Midland County, Texas by Three Span Oil & Gas, Inc. against the Company’s wholly owned subsidiary, Surge Energy Resources, Inc. for unpaid expenses of approximately $60,125 incurred in conjunction with drilling the Crane County, Texas well. A default judgment for $60,125 was entered into in December, 2009 and has been fully accrued in the consolidated financial statements.

A legal action was entered into by the landowner of the Foust property in Pawnee County, Oklahoma against the operator of the property, Mandalay Energy Resources (Mandalay) and other working interest owners. The Company was not named in the lawsuit but, as a result of the claims alleged, operations on the Company’s leasehold interests in this property were suspended until all legal issues can be resolved. The operator of the Foust lease,  Mandalay,  has filed a counterclaim on behalf of all working interest owners against the landowner denying all claims. The Company has invested $300,000 in the Foust property and believes that it will ultimately be successful in resuming operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

The company has an employment agreement with its Chief Executive Officer until April 30, 2010.

Consulting Agreements

The Company has a consulting agreement with an outside contractor for legal services which provides for the payment of approximately $3,000 per month for salary and related payroll taxes for a legal assistant. This agreement is cancellable upon 120 days written notice.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 16 – SUBSEQUENT EVENTS

After commencing workover operations in December, 2009 on the Foust lease located in Pawnee County Oklahoma, the installation of equipment in the workover of four wells was delayed by a legal dispute over leasehold rights by a new owner of the lease. Mandalay, the operator of the property, has filed a cross complaint and is pursuing its legal remedies to preserve the rights to the Foust lease. The Company is working with the Operator to re-establish drilling operations or transferring our investment into a similar property in Oklahoma.

Pursuant to a Settlement Agreement dated February 2, 2010, by and among Surge Global Energy, Inc. ("Surge"), 1350826 Alberta Ltd. (formerly known as Surge Global Energy (Canada) Ltd. and Signet Energy, Inc. ("Alberta") and Andora Energy Corporation ("Andora"), Surge agreed to pay Andora's indemnified expenses in connection with two prior legal actions arising from litigation with Dynamo Energy Corporation (both of which had previously been dismissed in the United States and Canada)  in an amount equal to approximately US$570,000 (CDN $600,000).  Pursuant to this Settlement Agreement, in lieu of a cash payment, the Escrow Agent released 375,000 of Andora escrow shares to Andora, and released to Surge the remainder of shares held in escrow.  After this agreement, Surge will own 3,231,499 unrestricted shares of Andora.

On February 12, 2010, the Company sold its remaining 50,000 shares of 11 Good Energy for $122,500 and will recognize a gain on sale of $108,750 in the quarter ending March 31, 2010.

On February 19, 2010 the following directors of the Company resigned from the Board: Jeffrey Bernstein, Barry Nussbaum and Kenneth Polin (the “Former Directors”).  At the same time, the Company entered into consulting agreements with these three Former Directors for a period of six months or until August 18, 2010.  The agreed upon compensation for the Former Directors is, in the aggregate, an initial payment of $100,000, which was paid on February 19, 2010, and six equal  installments of $16,667 per month commencing April 19, 2010.  The payments will be divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director.  Also pursuant to the consulting agreements, the Company and the Former Directors agreed to cancel immediately one-half of the outstanding stock options (2.35 million stock options) previously issued to the Former Directors.  The remaining 2.35 million stock options will be cancelled after all consulting payments due are made.

On March 10, 2010 the Company extended the term of its Nevada lease with Tetuan Resources, Inc. Pursuant to this extension, the Company has the right to drill a test well on its Green Valley, Nevada property until September 1, 2010.

In January and February, 2010, the Company sold common stock Units in a private placement.  Each full Unit’s cost was $55,000 and consisted of 500,000 shares of common stock and 500,000 warrants.  The warrants are exercisable over a period of two years at a price of $.25 per share.  The Company sold a total of 2.4 units totaling 1,200,000 shares and issued 1,200,000 warrants for net proceeds of $127,000 (net of offering costs of $5,000).

On March 15, 2010, the Company filed a complaint in U.S. District Court against XL Specialty Insurance Company (hereafter “XL”). The complaint alleges a breach of contract and bad faith breach of contract against XL and seeks to recover all costs of defense and legal fees incurred in the two Dynamo lawsuits, which legal fees approximate $900,000. The Company is unable to measure how much of this claim is recoverable, we may recover zero dollars and will incur costs of $25,000 to $50,000.

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

Under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officer  and the Audit Committee, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal controls over financial reporting for the fiscal year ended December 31, 2009 did not contain the level of documentation for disclosure controls and procedures required under Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended. Management intends to cure this weakness in fiscal 2010. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2009, except as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2009.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors

The following tables and narrative description sets forth, as of April 14, 2010, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each person currently serving as a director.  Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years. We currently have four vacancies on our board of directors.

Name	Age	Director Since	Present Position with Surge
E. Jamie Schloss	66	2008	Chief Executive Officer, Director
Charles Sage (2)	65	2008	Chairman, Director
Ed Korhonen (1)	74	2008	Director
Warren Dillard(2)	65	2009	Director
Dave Rapaport (1)	55	2009	Director
Fred Zaziski (1)	56	2009	Director

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

Charles Sage, Chairman of the Board

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

Warren M. Dillard, Director

Warren M. Dillard, age 67, has been active in the financial management world for nearly 40 years. A graduate of the Harvard Business School he entered business managing mutual funds, has had top level operating responsibility in a number of positions and is currently active in private investment banking. Mr. Dillard is currently President of Enecor, Inc., a Los Angeles based energy company active in assembling a considerable inventory of lease in the state of Utah on state and federal lands holding deposits of oil sands. Until early 2006, Mr. Dillard was recently a Founder, Chairman and CEO of Global Card International, LLC, an international marketing company that sells and services debit cards to the “unbanked” populations of the world.. Mr. Dillard is the former Vice Chairman of The Gordon Group, of Los Angeles, California, and was responsible for financial and strategic planning, capital formation and corporate coordination of all of The Gordon Group of companies.  Previously, Mr. Dillard was President and Chief Financial Officer of the Group upon its founding in 2000 and was instrumental in developing each of its five business units.  This included a position as Chief Strategic Officer and Director of what is now known as iPayment Holdings, a now-public e-commerce payment gateway serving 20,000 merchants.  For the past 20 years, Mr. Dillard has been active in private investment banking for new and emerging growth companies in a variety of industries including real estate, oil & gas, financial services and technology.  This activity included raising private and public equity capital for an early stage high tech company in Silicon Valley that he took public, to which he was also appointed Chief Operating Officer, Chief Financial Officer and Director.  Mr. Dillard provides capital formation and business strategy consulting for early stage ventures in energy, technology and electronic commerce.  He received his BBA in Accounting from Texas A & M University and his MBA in Finance with Honors from the Harvard Business School.

David A. Rapaport, Director

David A. Rapaport, Esq., age 67, is currently Executive Vice President & General Counsel for High Capital Funding. He was a director and General Counsel for Middle Kingdom Alliance Group, a special purpose acquisition corporation which went public in December 2006 until July, 2009. He served as a director and on the audit committee of Reconditioned systems, Inc. a NASDCS listed refurbisher and distributor of office furniture from 2002 until 2005. His prior experience includes serving on several Boards of directors and managing Initial Public Offerings (IPO’s). Mr. Rapaport has a LLB from St. John’s University School of Law and is admitted to practice law in Georgia and New York.

Fred B. Zaziski, Director

Fred B. Zaziski, age 56, is a senior manager with comprehensive background in domestic and international oil and gas development, operations and strategic management. Mr. Zaziski has more than 20 years diversified oil and gas experience working for Halliburton, National Petroleum Company in Saudi Arabia, and Com Oxy, Houston TX. He was formerly President and Chief Executive Officer or Epsilon Energy, Inc. based in Toronto, Canada and Houston, Texas. He has a BS in Petroleum Engineering from Pennsylvania State University and is a member of the Society of Petroleum Engineers (SPE) and the American Petroleum Institute.

There are no family relationships among any of the directors, executive officers or persons nominated to become a director or executive officer.

Independence of the Board of Directors

An "independent director" defined by Rule 10A-3 under the Securities Exchange Act of 1934.  In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of an issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof. Accordingly, an independent director may not be an employee of the Company.

Consistent with these considerations, after review of all relevant transactions and relationships between each director and each nominee recommended by the Board, or any of his or her family members, and Surge, its senior management and its independent auditors, the Board has determined further that Charles Sage, Ed Korhonen, Warren Dillard, Dave Rapaport and Fred Zaziski are independent under the Board’s definition.  In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Surge, its senior management and its independent auditors since last making this determination.

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

Board Meetings

During the fiscal year ended December 31, 2009, the Board held 13 meetings. Each director attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served. We encourage, but do not require, our directors to attend the annual meeting of our stockholders

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the natural resource, finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a board committee or the full board for oversight as follows:

Full Board – Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Audit Committee – Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Committees of the Board

The Board has two committees: an Audit Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act), and a Compensation Committee, with the members of each committee indicated below.

●	The Audit Committee consists of Dave Rapaport (Chair), Fred Zaziski and Edwin Korhonen.

●	The Compensation Committee consists of Charles Sage (Chair), Warren Dillard and one vacancy.

Audit Committee

The Audit Committee consists of Dave Rapaport, Fred Zaziski and Edwin Korhonen. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Audit Committee met four times in 2009. Our Board has adopted a written Audit Committee Charter.

The Board has reviewed the definition of independence for Audit Committee members in Rule 10A-3(b)(1) of the Exchange Act and  has determined that all members of our Audit Committee are independent under such standards.  The Board has determined that Mr. Rapaport qualifies as an “audit committee financial expert,” as defined in applicable Securities Exchange Commission (“SEC”) rules.  The Board made a qualitative assessment of Mr. Rapaport’s level of knowledge and experience based on a number of factors, including his education and business experience. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Compensation Committee

The current members of the Compensation Committee are Charles Sage (Chair), Warren Dillard and one vacancy.  Each member of the Compensation Committee is “independent” under the Board’s definition. The Compensation Committee’s functions include making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee administers the Company’s stock plans (if any) and, within the terms of the respective stock plan, determines the terms and conditions of issuances. The Compensation Committee met three times in 2009. Our Board has adopted a written Compensation Committee Charter.

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

Identifying and Evaluating Nominees for the Board

The Board utilizes a variety of methods for identifying and evaluating nominees for the Board. However, there are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of our Board to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us. Although the Board does not have a specific policy with respect to the diversity, the Board considers the extent to which potential candidates possess sufficiently diverse skill sets and diversity characteristics that would contribute to the Board's overall effectiveness. The Board has the duty of regularly assessing the composition of the Board, including the size of the Board, diversity, age, skills and experience in the context of the needs of the Board. In addition, the Board also has the duty of identifying individuals qualified to become members of the Board. Candidates may come to the attention of the Board through current members of the Board, professional search firms, stockholders or other persons. These candidates will be evaluated by the Board and may be considered at any point during the year. As described above, the Board will consider properly submitted stockholder nominations for candidates for the Board. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Board.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us by reporting persons, and any written representations made to us by such persons that no other reports were required during the fiscal year ended December 31, 2009, all reports were timely filed by our executive officers and directors in 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2009, the positions they hold or held, and the year(s) in which they served.  Our officers are elected by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer, Director	66	2008 – present

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2009 and 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009; (2) the Company’s two most highly compensated executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2009.

Name and Principal Position	Fiscal Year	Salary/Fees ($)	Bonus ($)	Restricted Stock Awards (1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
E, Jamie Schloss,	2009	$ 126,000	$-0-	$ -0-	25,020	-0-	-0-	11,000	$ 162,020
Chief Executive Officer and Chief Financial Officer (3)	2008	97,000	-0-	-0-	81,960	-0-	-0-	6,000	184,960
_________________
(1)
The options and restricted stock awards presented in this table for 2009 and 2008 reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)
Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on the Board during 2009. Mr. Schloss received $126,000 and $97,000 as salaried compensation for being the both the Chief Executive Officer and Chief Financial Officer during 2009 and 2008, respectively. Mr. Schloss was awarded 600,000 options in 2009 that vested over 24 months at an exercise price of $0.055 per share with a full value of $25,020 per FAS 123R and he received 1,700,000 options in 2008 that vested over  12 months at an exercise price of $.08 per share with a full value of $81,960 per FAS 123R. Mr. Schloss received an auto allowance of $9,000 and his wholly owned corporation, Castle Rock Resources, Inc., received $2,000 for tax preparation pursuant to his employment agreement.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2009 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

E. Jamie Schloss	1,700,000	-0-	-0-	$0.08	2/26/2013	N/A	N/A	N/A
(1)	200,000	400,000	-0-	$0.055	4/22/2014	N/A	N/A	N/A
__________
(1)
Mr. Schloss was appointed to our Board on February 11, 2008. Mr. Schloss was awarded 1,700,000 options in 2008 that vested over 12 months with a full value of $81,960 per FAS 123R and he was awarded 600,000 options in May, 2009 that are vesting over 24 months with a full value of $25,020 per FAS 123R

Director Compensation

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

Compensation Table

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each current and former non-employee and non-executive director who served solely in the capacity of a director during fiscal 2009.

Name and Principal Position	Stock Awards ($)(5)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(6)	Total ($)
Directors:
Barry Nussbaum (4) (11)	$-0-	$-0-	$25,020	-0-	-0-	$-0-	$25,020

Jeffrey Bernstein (5) (11)	$-0-	$-0-	$12,510	-0-	-0-	$-0-	$12,510

Mark Fritz (6) (11)	$-0-	$-0-	$12,510	-0-	-0-	$-0-	$12,510

Edwin Korhonen (7)	$-0-	$-0-	$12,510	-0-	-0-	$-0-	$12,510

Kenneth Polin (8) (11)	$-0-	$-0-	$12,510	-0-	-0-	$-0-	$12,510

Charles Sage (9)	$-0-	$-0-	$12,510	-0-	-0-	$-0-	$12,510

Warren Dillard (10)	$-0-	$-0-	$43,920	-0-	-0-	$-0-	$43,920

David A. Rapaport (10)	$-0-	$-0-	$43,920	-0-	-0-	$-0-	$43,920

Fred B. Zaziski (10)	$-0-	$-0-	$43,920	-0-	-0-	$-0-	$43,920
___________________
(1)
The restricted stock awards presented in this table for 2009 reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB.  Such guidance requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description guidance issued by the FASB and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(4)
Mr. Nussbaum received in 2009 options to purchase 600,000 shares exercisable at $.055 per share vesting over 24 months.  The total dollar value of the options in the table above represents the full value of the options pursuant to ASC 718

(5)
Mr. Bernstein received in 2009 options to purchase 300,000 shares exercisable at $.055 per share vesting over 12 months. The total dollar value of the options in the table above represents the full value of the options pursuant to ASC 718.

(6)
Mr. Fritz received in 2009 options to purchase 300,000 shares exercisable at $.055 per share vesting over 12 months. The total dollar value of the options in the table above represents the full value of the options pursuant to ASC 718

(7)
Mr. Korhonen received in 2009 options to purchase 300,000 shares exercisable at $.055 per share vesting over 12 months. The total dollar value of the options in the table above represents the full value of the options pursuant to ASC 718

(8)
Mr. Polin received in 2009 options to purchase 300,000 shares exercisable at $.055 per share vesting over 12 months. The total dollar value of the options in the table above represents the full value of the options pursuant to ASC 718

(9)
Mr. Sage received in 2009 options to purchase 300,000 shares exercisable at $.055 per share vesting over 12 months. The total dollar value of the options in the table above represents the full value of the options pursuant to ASC 718

(10)
Messrs. Dillard, Rapaport and Zaziski each received in 2009 options to purchase 800,000 shares exercisable at $.07 per share vesting over 24 months. The dollar value of the options shown in the table above represents the full value of the options pursuant to ASC 718

(11)	Represents a person who resigned from the Board since December 31, 2009

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--

(1)
We do not have any equity compensation plans, but we have entered into individual compensation arrangements with officers and directors providing options to purchase our common stock in exchange for services to us.

Pension Plans

We had sponsored a voluntary qualified 401(k) savings plan and a pension plan, available to full-time employees in 2007 and this plan was cancelled at the end of 2008. Our pension plan is a non-contributory defined contribution plan. Our 401(k) plan provides for discretionary employee contribution of up to 100% of annual pre-tax earnings, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. In the years ended December 31, 2009, 2008 and 2007, we made discretionary contributions totaling $-0-, $-0- and $-0-, respectively, to our 401(k) saving plan and pension plan and reduced base salaries to leave total gross compensation unchanged.  Total expense relative to these plans for the years ended December 31, 2009, 2008 and 2007 was $-0-, $-0- and $-0-, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during the fiscal year ended December 31, 2009 was, during such year or prior thereto, an officer or employee of the Company or any of its subsidiaries. During fiscal 2009, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 14, 2010, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities.  The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed.  Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 990 Highland Drive, Suite 206, Solano Beach, CA 92075.

Beneficial Owner	Shares Beneficially Owned		Percentage

Directors
Warren Dillard	200,000	(2)	0.81
David A. Rapaport	200,000	(2)	0.81
Fred B. Zaziski	200,000	(2)	0.81
Edwin Korhonen	781,227	(3)	2.36
Charles Sage	1,150,000	(4)	3.44

Named Executive Officers/Directors
E. Jamie Schloss	4,050,000	(6)	11.7
Directors and officers as a group (6 persons)	6,781,227	(7)	18.5

Other Beneficial Owners
Gemini Master Fund Ltd. 12220 El Camino Real, Suite 400, San Diego, CA 92130	2,000,000	(8)	5.8
1216848 Alberta Ltd. 9702 71st Avenue, Grande Prairie, Alberta, Canada T8V 5E1	4,022,790	(9)	12.2

Barry Nussbaum	2,082,500	(10)	6.06

Mark C. Fritz	4,462,500	(5)	12.9
______________
(1)
Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 1, 2010 by the exercise of options, warrants or other convertible securities.  All percents of class are based upon a total outstanding amount of 32,637,387 shares of our voting securities outstanding as of April 1, 2010.  Unless otherwise specified in the footnotes that follow, the indicated person has sole voting power and sole investment power with respect to the shares.

(2)	Includes vested options or options that will vest through June 5, 2010 at the rate of 33,333 shares per month.

(3)	Includes 331,227 shares and options to purchase 550,000 shares.

(4)	Includes 50,000 shares owned by his wife, Patricia E. Sage and 800,000 shares issuable upon exercise of stock options.

(5)	Includes 2,612,500 shares of common stock, 1,050,000 shares of common stock issuable upon exercise of warrants and 800,000 shares of common stock issuable upon exercise of stock options.

(6)
Includes 400,000 shares of common stock owned by Castle Rock Resources, Inc., of which Mr. Schloss is the sole owner and 2,300,000 shares issuable upon exercise of stock options which have vested or will vest through May 23, 2010.

(7)	Includes 4,449,992 shares of common stock issuable upon exercise of options.

(8)
Gemini Master Fund, Ltd., a Cayman Island company, beneficially owns warrants to purchase 2,000,000 shares of the Company’s common stock. Gemini Strategies, LLC is the investment manager for Gemini Master Fund and Steven Winters is its managing member. The information set forth under Item 12 for Gemini is based upon a Schedule 13G for December 31, 2007 filed with the Securities and Exchange Commission on January 30, 2008.

(9)	1216848 Alberta Ltd. is controlled by George Brown.

(10)	Includes 332,500 shares, options to purchase 1,550,000 shares and warrants to purchase 200,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions prior to January 1, 2009

For a description of certain relationships and related transactions that occurred prior to fiscal 2009, the Company incorporates by reference Item 13 of its Form 10-K for its fiscal year ended December 31, 2008.

Transactions since January 1, 2009

On February 19, 2010 the following directors of the Company resigned from the Board: Jeffrey Bernstein, Barry Nussbaum and Kenneth Polin (the “Former Directors”).  At the same time, the Company entered into consulting agreements with these three Former Directors for a period of six months or until August 18, 2010.  The consulting agreement provides for the cancellation of previously issued stock options which were granted to compensate the three Former Directors for their services to the Company.

The agreed upon compensation for the Former Directors is, in the aggregate, an initial payment of $100,000 due on February 19, 2010 and six equal  installments of $16,667 per month commencing April 19, 2010.  The payments will be divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director.

Also pursuant to the consulting agreement, the Company and the Former Directors agreed to cancel immediately one-half of the outstanding stock options (2.35 million stock options) previously issued to the Former Directors.  The remaining 2.35 million stock options will be cancelled after all consulting payments due are made.

Independence of Directors

Reference is made to Item 10 for a definition of independent directors and management's identification of which directors the board has determined to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees RBSM LLP (our previous auditors) billed us for in 2009 (for fiscal 2008) for professional services it rendered to us for the review of the financial statements included in our annual report on Form 10-K, as well as for services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements for 2008 was $7,500.

Our current auditors, GBH CPAs, PC, billed us $73,000 and $76,146 for professional services it rendered to us for the audit of the annual financial statements and review of the quarterly financial statements for 2009 and 2008, respectively.

Audit-Related Fees

The aggregate fees RBSM LLP (our previous auditors) billed us in fiscal year 2008 for professional services rendered for audit related-fees was $0 in fiscal 2008. The aggregate fees GBH CPAs, PC billed us in fiscal year 2009 for professional services rendered for audit-related fees was $0 in fiscal 2009.

Tax Fees

The aggregate fees RBSM LLP (our previous auditors) billed us in fiscal year 2008 for professional services rendered for tax compliance, tax advice or tax planning was $0 in fiscal 2008. The aggregate fees GBH CPAs PC billed us in fiscal year 2009 for professional services rendered for tax compliance, tax advice or tax planning was $0 in fiscal 2009. We paid $2,000 to Castle Rock Resources, Inc.(EJ Schloss) for tax related services.

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

10.89
Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)

10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)

10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)

10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)

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

Dated: April 15, 2010	SURGE GLOBAL ENERGY, INC.
	By:	/s/ E. Jamie Schloss
E. Jamie Schloss Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2010
E. Jamie Schloss

/s/ David A. Rapaport	Director	April 15, 2010
David A. Rapaport

/s/ Edwin Korhonen	Director	April 15, 2010
Edwin Korhonen

/s/ Charles Sage	Chairman of the Board	April 15, 2010
Charles Sage

/s/ Warren Dillard	Director	April 15, 2010
Warren Dillard

/s/ Fred B. Zaziski	Director	April 15, 2010
Fred B. Zaziski