Form 10-Q
period 2010-03-31
Surge Global Energy, Inc.
filed 2010-05-24
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 24, 2010, the Registrant had 32,887,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,745	$56,756
Production payments receivable	300,000	300,000
Investment in marketable securities	161,553	380,655
Prepaid expenses	32,458	65,363
Total current assets	508,756	802,774

Property and equipment, net of accumulated depreciation of $29,977 and $27,319, respectively	3,998	6,656
Oil and gas properties, using full cost accounting – unproved	558,241	553,241
Investment in Andora Energy	3,293,727	3,675,948

Total Assets	$4,364,722	$5,038,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$139,675	$809,089
Note payable	20,989	65,357
Total current liabilities	160,664	874,446

Long-term liabilities:
Asset retirement obligation	10,500	10,500
Total liabilities	171,164	884,946

Commitment and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 32,637,387 and 31,437,387 shares issued and outstanding, respectively	32,637	31,437
Additional paid-in capital	54,337,608	54,183,117
Accumulated other comprehensive loss	(114,620)	(1,101)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(37,724,555)	(37,722,268)
Total stockholders' equity	4,193,558	4,153,673

Total liabilities and stockholders' equity	$4,364,722	$5,038,619

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ending March 31,			For the period from January 1, 2005 (date of inception of exploration stage) through
	2010	2009		March 31, 2010
Operating expenses:
Selling, general and administrative expenses	$265,534		$483,377	$25,172,374
Accretion, depreciation and amortization	2,658		11,977	473,102
Oil and gas property impairment	2,532		3,380	7,475,893

Total operating expense	270,724		498,734	33,121,369

Loss from operations	(270,724)		(498,734)	(33,121,369)

Equity in losses from affiliates	-		-	(2,099,663)
Loss on redemption of preferred shares	-		-	(105,376)
Realized gain on disposition of investments	270,063		-	1,133,714
Impairment of marketable securities	-		-	(3,707,514)
Warrants issued in connection with Peace Oil acquisition	-		-	(368,000)
Revaluation loss net of warrant liability	-		-	(431,261)
Interest income (expense), net	(1,626)		75,344	(4,229,288)
Gain on disposition of Peace Oil property and Peace Oil Corp.	-		-	1,525,105

Loss from continuing operations, before income taxes and minority interest	(2,287)		(423,390)	(41,403,652)

Provision for income taxes	-		-	-

Net loss	(2,287)		(423,390)	(41,403,652)

Loss applicable to non-controlling interest	-		-	3,679,097

Net loss attributable to Surge Global Energy, Inc.	$(2,287)		$(423,390)	$(37,724,555)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(120,943)		330,220	(120,943)
Foreign currency translation adjustment	7,424		(2,673)	6,323

Comprehensive loss	$(115,806)		$(95,843)	$(37,839,175)

Loss per common share-basic and diluted	$(0.00)	$	(0.01)

Weighted average shares outstanding – basic and diluted	32,068,498		31,437,387

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Three Months Ended		of exploration
	March 31,		stage) through
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(2,287)	$(423,390)	$(37,724,555)
Non-controlling interest	-	-	(3,679,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	2,658	11,977	472,962
Write-off of property and equipment	-		4,984
Realized gain on sale of marketable securities	(270,063)		(1,133,714)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	2,532	3,380	9,396,908
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	28,691	62,495	11,054,161
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	27,206	445,352
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	-	(68,750)	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	3,039,038
Changes in operating assets and liabilities:
Other receivable	-	`-	(132,384)
Prepaid expense and other assets	32,905	150,334	(51,718)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(98,630)	(4,947)	714,887
Income taxes payable	-	-	-
Net cash used in operating activities	(304,194)	(241,695)	(10,783,087)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Cash flows from investing activities:
Proceeds from sale of marketable securities	198,977	-	994,405
Payment for note receivable	-	-	(137,500)
Production payment advanced	-	-	(300,000)
Purchase of oil and gas properties	(7,532)	(26,081)	(13,471,551)
Change in restricted cash	-	(247,905)	-
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Proceeds from sale of investment	-	-	600,000
Deposits	-	-	(9,913)
Purchases of property and equipment	-	-	(115,055)
Proceeds from notes receivable	-	-	275,000
Proceeds from sale of oil leases	-	-	6,314,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-		(5,475,727)
Gemini note repayment	-	-	(1,380,000)
2006 Signet cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	191,445	(273,986)	(5,742,754)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Three Months Ended		of exploration
	March 31,		stage) through
	2010	2009	March 31, 2010
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	127,000	-	4,252,013
Repurchase of common stock	-	-	(33,933)
Proceeds from exercise of options	-	-	97,717
Principal payments on note payable	(44,368)		(204,011)
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	82,632	-	17,179,946

Effect of exchange rates on cash and cash equivalents	(11,894)	37,151	(799,295)

Net decrease in cash and cash equivalents	(42,011)	(478,530)	(145,190)
Cash and cash equivalents at the beginning of the period	56,756	656,843	159,935

Cash and cash equivalents at the end of the period	$14,745	$178,313	$14,745

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

				For the period
				from January 1,
				2005 (inception
	For the Three Months Ended			of exploration
	March 31,			stage) through
	2010	2009		March 31, 2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,626	$171		$515,156
Cash paid during the period for taxes	-	-		8.112

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-		1,710,000
Cancellation of common shares	-	-		1,000
Unrealized (gain) loss on available for sale securities	120,943	(330,220)		120,943
Note payable issued for investment	-	225,000		225,000
Asset retirement obligation	-	-		10,500
Exchange of North Peace shares for common shares	-	-		35,000
Andora shares issued on settlement of litigation	570,780		-	660,467
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-		2,099,067

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

In January 2005, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise, as defined by ASC 915 and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada.  From its inception of exploration stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

For the period from January 1, 2005 (inception of exploration stage) through March 31, 2010, the Company has accumulated exploration stage losses of $37,724,555. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $6,779 invested in cash in a short-term money market account maintained by a U.S. bank, of which $250,000 is subject to FDIC insurance, and $7,966 in a national Canadian bank at March 31, 2010.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the periods ended  March 31, 2010 and 2009, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.

Foreign Currency Translation

The Company’s Canadian subsidiaries are carried in their Canadian dollar functional currency and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income.  All amounts stated in these financial statements are in US$ unless otherwise noted. Assets and liabilities in foreign currency are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statements of operations.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $2,287 and $423,390 for the quarters ended March 31, 2010 and 2009, respectively. The Company’s cash position at March 31, 2010 was $14,745 compared with $56,756 at December 31, 2009, a decrease of $42,011. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $348,092 as of March 31, 2010 compared with current liabilities in excess of current assets at December 31, 2010 of $71,672.  For the quarter ended March 31, 2010, the Company had operating expenses of $270,724 compared with $498,734 in the comparable period in 2009. By reducing operating expenses in future periods and generating cash from the sale of marketable securities, long term investments, settlement of legal actions, and proceeds from stock offerings, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

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
MARCH 31, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations were $2,658 and $11,977 for the quarters ended March 31, 2010 and 2009, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Fair Value

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

As of March 31, 2010 and December 31, 2009, the Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $161,533 at March 31, 2010 and $380,655 at December 31, 2009 and a Level 1 fair value of $161,553 and $380,655, respectively, based on quoted prices in active markets at March 31, 2010 and December 31, 2009.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued amendments to ASC No. 810 (former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”) to address the effects of the elimination of the qualifying special purpose entity concept. More specifically, it requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a variable interest entity, it amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a variable interest entity. Additionally, these amendments require continuous assessment of whether an enterprise is the primary beneficiary of a variable interest entity. Amendments are effective on January 1, 2010, and the adoption did not have a material impact on the financial statements.

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

Stock-Based Compensation

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended March 31, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2008.

Stock-based compensation expense recognized for the quarters ended March 31, 2010 and 2009 was $28,691 and $62,495, respectively.

NOTE 2 - PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment has been accounted for as a production payment receivable and is due from the operator.  The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due is paid.  Under the terms of the agreement, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well.  The repayments continue until such time as the Company has been repaid $354,000.  The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter.  As of March 31, 2010, no sales had occurred.  If the third party operator fails to pay the amount due and payable or perform any provisions under the equipment lease agreement, the Company can either rescind the agreement or be assigned a 75% working interest in the wells.  In addition, the Company may exercise additional remedies, including taking possession of any equipment. Management has performed an assessment of the recoverability of the production payment and currently believes the full amount is collectible. In making its assessment, management considered the litigation, to which the Company is not a party, as described further in Note 11.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

On June 28, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was $CDN15,000,000 in cash and 2,270,430 restricted common shares of North Peace initially valued at $2.20 per share. After the North Peace transaction, the Company held a 4.87% fully diluted interest in North Peace prior to the new transactions described below. The Company has utilized the proceeds from the sale to fund its operations.

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

As of March 31, 2010, the Company owned 1,025,501 of North Peace Energy Corp. valued at $156,902 or $0.15 per share. At December 31, 2009, the Company owned 1,402,501 shares valued at $366,905 or $0.26 per share.   The Company recognized a temporary impairment of $120,943 in the quarter ended March 31, 2010. During the three months ended March 31, 2010, the Company sold 377,000 shares of North Peace Energy Corp. for $198,977, resulting in a loss of $22,146.

11 Good Energy Inc. Shares

In the quarter ended March 31, 2010, the Company sold 50,000 shares of 11 Good Energy stock for $122,500 and recognized a gain on sale of $108,750.

NOTE 4- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of March 31, 2010 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2009	$553,241	$0	$-	$553,241
2010	$5,000	$0	$-	$5,000
Total	$558,241	$0	$-	$558,241

The Company presently has no producing oil and gas properties.

NOTE 5 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora"). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock.  The Company exchanged its 11,550,000 shares of Signet common stock for  3,429,139 shares of common stock of Andora of which 2,349,321 shares of Andora shares received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet in connection with the Dynamo litigation claim.

In July 2009, the Dynamo claim was dismissed, and in February 2010, the Company transferred a total of 375,000 shares of Andora in full settlement of $565,680 in outstanding legal fees and recognized a gain on the sale of $183,459.

The net investment in Andora at March 31, 2010 and December 31, 2009 was $3,293,727 and $3,675,948, respectively. The change in value was due to the additional shares received and shares distributed in conjunction with the settlement of lawsuits and the issuance of shares discussed above.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

NOTE 6 – NOTES PAYABLE

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with its former CEO.  The terms of the settlement are that the Company issued a promissory note for $225,000, payable in 14 equal monthly installments and one final payment of $6,102. The note bears interest at 5% per annum. In pursuant to the settlement agreement, the Company received 252,361 Andora shares valued at $225,000 plus the elimination of all further legal expenses or liability.

At March 31, 2010, the balance payable on the Note was $20,989.  The Note is secured by a first priority security interest in all 252,361 Andora shares. Additionally, if the Company realizes a net gain of $500,000 on any single transaction or accumulates $500,000 in cash and cash equivalents, the full value of the Note Payable and accrued interest is due and payable within 30 days. The principal balance of the Note was paid in full in April 2010.

NOTE 7 - CAPITAL STOCK

Preferred Stock

None issued or outstanding.

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

There were no capital stock transactions during the year ended December 31, 2009.

In January and February 2010, the Company sold common stock Units in a private placement. Each full Unit’s cost was $55,000 and consisted of 500,000 shares of common stock and 500,000 warrants. The warrants are exercisable over a period of two years at a price of $0.25 per share. The Company sold a total of 2.4 units totaling 1,200,000 shares and issued 1,200,000 warrants for net proceeds of $127,000 (net of offering costs of $5,000). The relative fair value of the shares issued were $0.087 per share and the warrants were valued at $0.019 per share. The warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 1,200,000 warrants include: (1) discount rate of 1.90%, (2) expected term of 2 years, (3) expected volatility of 108% and (4) zero expected dividends.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at March 31, 2010.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	500,000	2.62	$0.08	500,000	$0.08
0.10	375,000	0.25	0.10	375,000	0.10
0.11	300,000	0.25	0.11	300,000	0.11
0.12	120,000	0.25	0.12	120,000	0.12
0.25	1,200,000	1.85	0.25	1,200,000	0.25
0.60	3,000,000	2.16	0.60	3,000,000	0.60
1.00	1,000,000	0.24	1.00	1,000,000	1.00
1.45	200,000	0.67	1.45	200,000	1.45
1.60	125,000	0.42	1.60	125,000	1.60
2.00	1,200,000	0.95	2.00	1,200,000	2.00
	8,020,000	0.99	$0.85	8,020,000	$0.85

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	775,000	0.09
Exercised	-	-
Canceled or expired	(1,000,000)	0.75
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,200.000	0.25
Exercised	-	-
Canceled or expired	(880,000)	1.60
Outstanding at March 31, 2010	8,020,000	$0.85

During the quarter ended March 31, 2010 a total of 1,200,000 warrants were issued in conjunction with common stock Units. The warrants have an exercise price of $0.25 per share., A total of 880,000 warrants previously issued expired unexercised.  The warrants issued had $0 intrinsic value as of March 31, 2010.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 - WARRANTS AND STOCK OPTIONS (continued)

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at March 31, 2010.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055-$0.070	2,700,000	4.06	0.06	2,100,000	0.06
0.070	2,400,000	4.92	0.07	400,000	0.07
0.080	3,250,000	2.91	0.08	3,250,000	0.08
0.090	500,000	3.48	0.09	500,000	0.09
0.100	100,000	2.96	0.10	100,000	0.10
0.120	250,000	3.29	0.12	250,000	0.12
	9,200,000	3.81	$0.07	6,600,000	$0.07

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	5,100,000	0.06
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2009	11,550,000	$0.08
Granted	-	-
Exercised	-	-
Canceled or expired	(2,350,000)	-
Outstanding at March 31, 2010	9,200,000	$0.07

During 2009, options to purchase 5,100,000 shares of common stock were granted to its directors at exercise prices of $0.055 to $0.07 per share and these options vest from 1 to 2 years. No options were exercised in 2009. These options have a term of five years from the date of grant and a total of 1,850,000 of the 2009 options vested in 2009 and 1,331,666 of the 2008 options also vested in 2009.

During the quarter ended March 31, 2010, a total of 2,350,000 stock options of three former directors, Barry Nussbaum, Jeffrey Bernstein and Ken Polin were cancelled pursuant to consulting agreements entered into in February 2010.

Non cash compensation expense of $28,691 and $62,495 was charged to operations for expenses arising from the issuance of options for the quarter ended March 31, 2010 and 2009, respectively.

NOTE 9 – GAIN (LOSS) ON SALE OF INVESTMENTS

On February 2, 2010, the Company entered into a settlement agreement with Andora Energy and sold 375,000 Andora common shares in return for the agreement to settle $565,680 in accrued legal fees incurred in conjunction with the Dynamo lawsuit. As a result, the Company recognized a gain on this settlement of $183,459.

On February 11, 2010, the Company sold 50,000 shares of 11 Good Energy stock for $122,500 resulting in a gain on sale of $108,750.

During the quarter ended March 31, 2010, the Company sold a total of 377,000 North Peace Energy (NPE) shares for $198,977, resulting in a loss of $22,146.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10 - RELATED PARTY TRANSACTIONS

On May 1, 2008, the Company entered into an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.  On April 22, 2010 the Company extended Mr. Schloss’ employment agreement to extend until December 31, 2010 at a monthly salary of $10,500 per month which amended the terms of the original agreement. The amended agreement is cancellable by either the Company or Mr. Schloss on 90 days written notice.

On February 19, 2010, the following directors of the Company resigned from the Board: Jeffrey Bernstein, Barry Nussbaum and Kenneth Polin (the “Former Directors”).  At the same time, the Company entered into consulting agreements with these three Former Directors for a period of six months or until August 18, 2010.  The consulting agreement provides for the cancellation of previously issued stock options which were granted to compensate the three Former Directors for their services to the Company.

The agreed-upon compensation for the Former Directors is, in the aggregate, an initial payment of $100,000 due on February 19, 2010 and six equal  installments of $16,667 per month commencing April 19, 2010.  The payments will be divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director.

Also pursuant to the consulting agreement, the Company and the Former Directors agreed to cancel immediately one-half of the outstanding stock options (2.35 million stock options) previously issued to the Former Directors.  The remaining 2.35 million stock options will be cancelled if all consulting payments due are made.

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

On October 1, 2009, a lawsuit was filed in Midland County, Texas by Three Span Oil & Gas, Inc. against the Company’s wholly owned subsidiary, Surge Energy Resources, Inc. for unpaid drilling and other expenses of approximately $60,125 incurred in conjunction with drilling the Crane County, Texas well.  A default judgment for $60,125 was entered into in December 2009 and $57,277 has been accrued in the consolidated financial statements.

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

The operator of the Foust lease, Mandalay, has filed a counterclaim on behalf of all working interest owners against the landowner denying all claims. The Company has invested $300,000 in the Foust property and believes that Mandalay will ultimately be successful in resuming operations.  The Company is in the process of negotiating a settlement agreement with Mandalay which provides that Mandalay shall pay Surge the sum of $354,000 plus all of Surge’s reasonable attorney’s fees in pursuing collection of that sum.

Subsequent to March 31, 2010, the Company negotiated a settlement of a lawsuit it had filed against XL Insurance in conjunction with its claim for reimbursement of legal fees incurred in the Dynamo lawsuit pursuant to its D&O policy for $100,000. The agreement has not yet been signed and no consideration has yet been received by the Company.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

The company has an employment agreement with its Chief Executive Officer until April 30, 2010. On April 22, 2010 the Company extended the term of this agreement until December 31, 2010 at a salary of $10,500 per month. The agreement is cancellable by either the Company or its CEO on 90 days prior written notice.

Consulting Agreements

The Company has a consulting agreement with an outside contractor for legal services which provides for the payment of approximately $3,000 per month for salary and related payroll taxes for a legal assistant. This agreement is cancellable upon 120 days written notice.

The Company has consulting agreements with three former directors in the amount of $16,667 per month (in the aggregate) for six months commencing April 16, 2010. The first installment was paid on April 16, 2010. The Agreement provides if all payments are made, that outstanding stock options for these former directors would be cancelled. In the event that all the payments are not made, then the options would all be exercisable. On April 16, 2010, at the time the initial installment of $16,667 was paid, a total of 391,667 options were cancelled under an amended agreement.

NOTE 13 – SUBSEQUENT EVENTS

On May 4, 2010, a former director paid $27,500 for 250,000 shares of Common Stock and Warrants to purchase 250,000 shares of common stock exercisable at $0.25 per share.  These shares have not yet been issued pending receipt of a signed subscription agreement.

On April 16, 2010, a total of 400,000 stock options were granted to a member of the Board of Directors as compensation. The options were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for options issued include (1) discount rate range of 2.24%, (2) option life of 4.5 years, (3) expected volatility of 108% and (4) zero expected dividends. The options vest over 24 months from April 16, 2010, and the total fair value of the options granted is $31,479.

On April 16, 2010, the Company cancelled a total of 391,667 options issued to three former directors.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2010 and the comparable period ending March 31, 2009, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

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

In February 2005, we formed a wholly owned Canadian subsidiary Surge Global Energy (Canada) Ltd.  On November 15, 2005, we changed its name to Signet Energy, Inc.  On November 14, 2005, Signet issued CDN$8,550,000 of 7% convertible debentures. As a result of the initial financing and related transactions, our ownership interest in Signet was initially reduced to approximately 47.3%. Subsequent financings reduced our ownership percentage to approximately 44.3% of Signet on an undiluted basis and approximately 27.3% on a fully diluted basis if all convertible notes issued in connection with prior financings converted into shares of Signet and all employee stock options are exercised. Based upon this reduction in ownership, we determined that we no longer had the legal power to control the operating policies and procedures of Signet and deconsolidated Signet from our consolidated financial statements during the fiscal quarter ending September 30, 2006 and treated Signet operations as an equity investment effective September 30, 2006.

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

On February 2, 2010, the Company sold 375,000 in full settlement of any outstanding legal fees owed to Andora and 2,009,961 shares remaining in escrow shares were released to the Company.

Business Operations and Investments

Sawne Lake Project, Alberta, Canada

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

In March 2009, the Company’s investment in Andora was increased by 252,361 shares valued at $225,000 pursuant to a legal settlement agreement and in July, 2009 we transferred 75,000 Andora shares to a former director in full settlement of his legal claims.

In February, 2010, we transferred 375,000 Andora shares in full settlement of all outstanding legal and related fees owed to Andora in conjunction with the Dynamo lawsuit. The legal fees owed prior to settlement were $565,680 and the Company recognized a gain on the settlement of $183,459.

As of March 31, 2010, the Company owned 3,231,499 Andora shares (approximately 6% of Andora) which are recorded at cost of $3,293,727.

Peace Oil Corp (Red Earth Area, Alberta, Canada) and North Peace Energy Corp. (NPE)

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

The Company owned 1,025,501 shares of North Peace Energy (NPE) valued at $161,553 at March 31, 2010.

Plan of Operations

The Company is engaged in the search for commercial oil and gas prospects, leases and working interest ownership in oil and gas properties.  Once prospects are identified and evaluated, leases are acquired from landowners or prior lease owners and the Company usually has from one to three years to drill a well or wells on those leases. The cost of oil & gas leases vary from property to property and leasing costs can average from $100 per acre to $500 per acre. After acreage is leased, the Company evaluates those properties further to determine the best plan of development and creates a budget called an Authorization For Expenditures (“AFE”) which reflects current drilling and completion costs for a specific well. On a 5,500 foot vertical well in Texas or New Mexico drilling costs could be as much as $500,000 and in Nevada over $1,200,000. Once drilling logs confirm indications of commercially producible oil & gas, completion of the well occurs. Completion costs can range from $250,000 to $500,000 per well drilled depending on the specific requirements of each well. Our drilling priority plans may change based on many factors including market prices for oil and gas, successes or failures of drilled wells, and our limited funds. As the Company drills more wells it intends to seek additional financing (debt or equity) to finance future drilling operations.

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. In view of limited production, this property was written off in 2009 but continues to produce some oil and gas..

The Company is continuing to try to find investment partners and raise additional capital to drill an initial test well on its Green Springs, Nevada property. The lease on this property has been extended until September 1, 2010.

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

Acquisition or Disposition of Plant and Equipment

In addition to the assets described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Disposition of Assets

We transferred 375,000 shares of Andora Energy for approximately $565,000 in full settlement of all legal fees and related claims arising from the Dynamo litigation.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Number of Employees

From our inception through the period ended March 31, 2010, we have relied on the services of outside consultants and currently have two (2) full time employees and one (1) consultant. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of three (3) full  employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In January and February 2010, the Company received $127,000 net of expenses and issued an aggregate of 1,200,000 shares of common stock and 1,200,000 common stock warrants exercisable at a an exercise price of $0.25 per share. In January 2010, the Company sold 50,000 shares of 11 Good Energy for $122,500.

In May 2010, the Company received $27,500 and will issue an aggregate of 250,000 shares of Common Stock and Warrants to purchase 250,000 shares exercisable at $0.25 per share.

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

Impairment of Long-Lived Assets

We have adopted ASC 360 Property, Plant and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended March 31, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2008.

Marketable Securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. ASC 320 - Investments - Debt and Equity,  Accounting for Certain Investments in Debt and Equity Securities and, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

Results of Operations

For The Three Month Periods Ending March 31, 2010 and March 31, 2009

The Company had no operating revenues in the three months ended March 31, 2010 or 2009.

For the three months ended March 31, 2010, the Company incurred a net loss of approximately $2,000 versus a net loss of $423,000 for the comparable period in 2009, an improvement of $421,000 from the prior period.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended March 31, 2010 were $271,000 versus $499,000 in the comparable three months ended March 31, 2009, a decrease of $228,000 from the prior three month period.  The decrease was primarily attributable to a reduction of $61,000 in director stock option expense, $9,000 in reduced depreciation expense, $34,000 in reduced legal and audit expenses, a decrease of payroll, director’s fees, and general and administrative expenses of $59,000 and a decrease in rent expense $5,000.

During the quarter ended March 31, 2010 the Company recognized a gain on sale of investments of $270,063 with no comparable gain in the 2009 prior period.

Net interest expense for the three months ended March 31, 2010 was $2,000 versus net interest income of $75,000 for the three months ended March 31, 2009. Interest income in 2009 consisted primarily of the interest from the 11 Good Energy note receivable.

Unrealized loss on available for sale securities in the three months ended March 31, 2010 was $121,000 versus a gain of $330,000 in the comparable period in 2009.

Future Operating Trends

We have acquired oil and gas leases in Nevada and Wyoming and an equipment lease in Oklahoma as described under Plan of Operations. Our future operations will depend upon available cash resources, additional financing and/or the possible sale of portions of our investments in North Peace Energy and/or Andora. We can provide no assurances that financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments should the need arise. Future drilling costs can be expected to be substantial and the success of drilling operations cannot be assured.

Liquidity and Capital Resources

Current Position

As of March 31, 2010, our current assets consisted of unrestricted cash and cash equivalents on hand of $15,000, marketable securities of $162,000, production payments receivable of $300,000 and prepaid expenses of $32,000 totaling $509,000 versus current liabilities of $161,000, thereby creating a working capital surplus of $348,000.  Our net current assets at March 31, 2010 were $348,000 versus a working capital deficit of $72,000 as of December 31, 2009. For the three months ended March 31, 2010 our net working capital improved by $276,000. At December 31, 2009, the Company had cash on hand of $57,000 and other investments, production payments receivable and prepaid expenses of $746,000 for total current assets of $803,000 and at that time, the Company had current liabilities of $874,000, which resulted in a working capital deficit of $72,000.

The net decrease in current assets during the three month period was attributable mainly to cash on hand decreasing by $42,000, our investment in securities decreasing by $219,000 and our prepaid expenses declining by $33,000. Our current assets for the current period were $509,000 versus $803,000 at December 31, 2009.

By reducing our operating expenses and planning acquisitions or dispositions of assets as necessary to manage the business properly and raising additional equity, the Company has in the past had sufficient capital resources to meet our continued cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations and in raising capital through the sale of common stock on terms acceptable to us, this could have a material adverse affect on our business, results of operations and financial position.

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

ITEM 4.   CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, because the company’s internal controls over financial reporting did not contain the level of documentation for disclosure controls and procedures required under Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended. Management intends to cure this weakness before December 31, 2010.

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

XL Litigation:

Subsequent to March 31, 2010, the Company negotiated a settlement of a lawsuit it had filed against XL Insurance for $100,000. The agreement has not yet been signed and no consideration has yet been received. The Company believes that the settlement amount will be received by end of May  2010.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the quarter ended March 31, 2010, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2010	Common Stock and Warrants (2)	1,200,000 shares 1,200,000 warrants	$132,000 received from Three Investors; $5,000 paid in finders' fees	Accredited Investors	Rule 506; Section 4(2)

(1) The Company offered to sell in a private placement a Unit at a cost of $55,000 per Unit.  Each Unit consisted of 500,000 shares  of Common Stock and Warrants to purchase 500,000 shares, exercisable over a period of two years at a price of $.25 per share.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the three months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

On May 4, 2010, a former director paid $27,500 for 250,000 shares of Common Stock and Warrants to purchase 250,000 shares of Common Stock exercisable at $0.25 per share. These shares have not yet been issued pending receipt of a signed subscription agreement.

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

SURGE GLOBAL ENERGY, INC.

DATED: May 24, 2010	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)