Form 10-Q
period 2010-08-16
Surge Global Energy, Inc.
filed 2010-08-16
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 16, 2010, the Registrant had 33,037,387 shares of common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$49,302	$56,756
Production payments receivable	300,000	300,000
Investment in marketable securities	81,780	380,655
Prepaid expenses	20,473	65,363
Total current assets	451,555	802,774

Property and equipment, net of accumulated depreciation of $30,962 and $27,319, respectively	3,013	6,656
Oil and gas properties, using full cost accounting – unproved	-	553,241
Investment in Andora Energy	3,293,727	3,675,948

Total assets	$3,748,295	$5,038,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$107,257	$809,089
Note payable	-	65,357
Total current liabilities	107,257	874,446

Long-term liabilities:
Asset retirement obligation	10,500	10,500
Total liabilities	117,757	884,946

Commitment and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 33,037,387 and 31,437,387 shares issued and outstanding, respectively	33,037	31,437
Additional paid-in capital	54,402,236	54,183,117
Accumulated other comprehensive loss	(70,684)	(1,101)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(38,396,539)	(37,722,268)
Total stockholders' equity	3,630,538	4,153,673

Total liabilities and stockholders' equity	$3,748,295	$5,038,619

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,		For the period from January 1, 2005 (date of inception exploration stage) through June 30,
	2010	2009	2010	2009	2010
Operating expenses:
Selling, general and administrative expense	$93,971	$258,270	$359,505	$741,647	$25,266,344
Accretion, depreciation and amortization	985	(9,022)	3,643	2,955	474,087
Oil and gas property impairment	560,493	245,038	563,025	248,418	8,036,386
Total operating expenses	655,449	494,286	926,173	993,020	33,776,817
Loss from operations	(655,449)	(494,286)	(926,173)	(993,020)	(33,776,817)
Equity in losses from affiliates	—	—	—	—	(2,099,663)
Impairment of marketable securities	—	—	—	—	(3,707,514)
Loss on redemption of preferred shares	—	—	—	—	(105,376)
Revaluation loss net of warrant liability	—	—	—	—	(431,261)
Gain (loss) on sale of marketable securities	(16,200)	(58,723)	253,863	(58,723)	1,117,514
Warrants issued in connection with Peace Oil acquisition	—	—	—	—	(368,000)
Interest income (expense), net	(335)	82,868	(1,961)	158,212	(4,229,623)
Gain on disposition of Peace Oil and Peace Oil Corp.	—	—	—	—	1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(671,984)	(470,141)	(674,271)	(893,531)	(42,075,635)
Provision for income taxes	—	—	—	—	—
Loss before non-controlling interest	(671,984)	(470,141)	(674,271)	(893,531)	(42,075,635)
Loss applicable to non-controlling interest	—	—	—	—	3,679,096
Net loss	$(671,984)	$(470,141)	$(674,271)	$(893,531)	$(38,396,539)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	59,659	290,824	(61,284)	621,044	(61,284)
Foreign currency translation adjustment	(15,723)	19,147	(8,299)	16,474	(9,400)
Comprehensive loss	$(628,048)	$(160,170)	$(743,854)	$(256,013)	$(38,467,223)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	32,773,650	31,437,387	32,423,022	31,437,387

See accompanying notes to unaudited consolidated financial statements

 SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Six Months Ended		of exploration
	June 30,		stage) through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(674,271)	$(893,531)	$(38,396,539)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	3,643	2,955	473,947
Write-off of property and equipment	-	-	4,984
Realized gain (loss) on sale of marketable securities	(253,863)	58,723	(1,117,514)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	563,025	248,418	9,957,401
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	49,719	92,573	11,075,189
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	27,206	445,352
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	-	(137,500)	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	3,039,038
Changes in operating assets and liabilities:
Other receivable	-	-	(132,384)
Prepaid expense and other assets	44,890	182,151	(39,733)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(131,052)	(4,746)	682,464
Income taxes payable	-	-	-
Net cash used in operating activities	(397,909)	(423,751)	(10,876,802)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Cash flows from investing activities:
Proceeds from sale of marketable securities	299,322	58,931	1,094,750
Payment for note receivable	-	-	(137,500)
Production payment advanced	-	-	(300,000)
Purchase of oil and gas properties	(9,784)	(50,624)	(13,473,803)
Change in restricted cash	-	(247,905)	-
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Proceeds from sale of investment	-	-	600,000
Deposits	-	-	(9,913)
Purchases of property and equipment	-	-	(115,055)
Proceeds from notes receivable	-	275,000	275,000
Proceeds from sale of oil leases	-	-	6,314,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-		(5,475,727)
Gemini note repayment	-	-	(1,380,000)
2006 Andora cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	289,538	35,402	(5,644,661)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	171,000	-	4,296,013
Repurchase of common stock	-	-	(33,933)
Proceeds from exercise of options	-	-	97,717
Principal payments on note payable	(65,357)	(72,552)	(225,000)
Net proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Andora stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	105,643	(72,552)	17,202,957

Effect of exchange rates on cash and cash equivalents	(4,726)	10,600	(792,127)

Net decrease in cash and cash equivalents	(7,454)	(450,301)	(110,633)

Cash and cash equivalents at the beginning of the period	56,756	656,843	159,935

Cash and cash equivalents at the end of the period	$49,302	$206,542	$49,302

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period
			from January 1,
			2005 (inception
	For the Six Months Ended		of exploration
	June 30,		stage) through
	2010	2009	June 30, 2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$171	$2,383	$515,156
Cash paid during the period for taxes	-	-	8,112

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	61,284	(621,044)	61,284
Note payable issued for investment	-	225,000	225,000
Asset retirement obligation	-	10,500	10,500
Exchange of North Peace shares for common shares	-	-	35,000
Andora shares issued on settlement of litigation	570,780	-	660,467
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, Peace Oil Corp. and 1294697 Alberta Ltd., and its investment in, Andora Energy Corporation ("Andora") (formerly Signet Energy, Inc. and Surge Global Energy (Canada), Ltd.) (see Note 5), (collectively the “Company”). Neither of Peace Oil Corp. (sold in June, 2008), or 1294697 Alberta Ltd. have any ongoing business operations at this time.

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

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2010, the Company has accumulated exploration stage losses of $38,396,539. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production.

The accompanying unaudited interim financial statements of Surge Global Energy, Inc. (“Surge” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Surge’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Surge’s consolidated financial statements include the accounts of Surge and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. During the periods ended June 30, 2010 and 2009, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $674,271 and $893,531 for the six months ended June 30, 2010 and 2009, respectively. The Company’s cash position at June 30, 2010 was $49,302 compared with $56,756 at December 31, 2009, a decrease of $7,454. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $344,298 as of June 30, 2010 compared with current liabilities in excess of current assets at December 31, 2009 of $71,672.  For the quarter ended June 30, 2010, the Company had operating expenses of $655,449, which included a non-cash oil and gas impairment of $560,493, compared with $494,286 in 2009, which included an oil and gas impairment of $245,038 in the comparable period in 2009. By reducing operating expenses in future periods and generating cash from the sale of marketable securities, long term investments, settlement of unfiled possible legal claims, and proceeds from stock offerings, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

At June 30, 2010, we had cash and cash equivalents of  $131,082 and net working capital of $344,298 (including our cash and cash equivalents, prepaid expenses and a production payment receivable less accounts payable). The Company believes that its existing capital resources are adequate to finance its operations through at least October, 2010 without any cash generating  transaction. We estimate that we will require additional cash resources during the quarter ending December 31, 2010 based upon our current operating plan and financial condition.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Through June 30, 2010, we have been primarily engaged in finding and developing oil and gas properties. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2011. We expect to finance our operations primarily through our existing cash and any future financing, including the sale of assets. We will be required to obtain additional capital in the future to continue operations.

There is no assurance, however, that we will be able to obtain such additional capital through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding prior to or during the 4th quarter of 2010, we may cease day to day operations until sales of our major assets can be completed, or possibly seek legal protection in a bankruptcy proceeding until those assets can be liquidated in an orderly manner.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on our best estimate of probable losses inherent in receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.  As of June 30, 2010, no allowance for doubtful accounts was deemed necessary.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

As of June 30, 2010 and December 31, 2009, the Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $81,780 at June 30, 2010 and $380,655 at December 31, 2009 and a Level 1 fair value of $81,780 and $380,655, respectively, based on quoted prices in active markets at June 30, 2010 and December 31, 2009.

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

Stock-based compensation expense recognized is based on the value share-based payment awards that is ultimately expected to vest and is recognized over the vesting period. Compensation expense includes amounts for share-based payment awards granted, but not yet vested, as of the balance sheet date.  Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the six months ended June 30, 2010 was $49,719 and $92,573, respectively.  Stock based compensation expense for the three months ended June 30, 2010 was $21,028 and $30,078, respectively.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Subsequent Events

The Company has evaluated all transactions through the issuance date of the financial statements for subsequent event disclosure consideration.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

NOTE 2 - PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment was accounted for as a production payment receivable due from the operator. The production payment and any net profits interest which would be earned from this investment are classified as a receivable until the amounts due are paid.  Under the terms of the December 2009 agreement, the Company was entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well. The repayments were to continue until such time as the Company had been repaid $354,000.  The first payment was due and payable within 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter. If the third party operator failed to pay the amount due and payable or perform any provisions under the equipment lease agreement, the Company could either rescind the agreement or be assigned a 75% working interest in the wells.  In addition, the Company could exercise additional remedies, including taking possession of any equipment.

On June 8, 2010, the Company and the operator entered into a compromise and settlement agreement that supersedes all prior agreements, including the December 2009 agreement. The agreement provides that the operator will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and provide Surge with a mortgage and security agreement covering the Foust Lease.  The operator also assigned to Surge all of their contract, tort and other claims against a third party service provider, CAVU Resources, Inc., and individuals, Elton and Everett Carruth - dba W Energy (plaintiffs in a lawsuit against the operator)  in respect of the Foust Lease.. Surge is not a party to any of these lawsuits.  In the event Surge is not successful in prosecuting the assigned claims against the third party service provider in an amount at least equal to $354,000 plus reasonable attorney fees, the operator, then the operator of the Foust lease will assign to Surge, at Surge’s option, a 75% leasehold interest in the lease.  If Surge exercises its option and has not fully recovered the $354,000 by May 1, 2012, it will retain a 75% working interest in the Foust Lease.  If at May 1, 2012, Surge has fully recovered the $354,000, it will assign a 50% working interest in the Foust Lease to the operator.

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

As of June 30, 2010, the Company owned 580,000 shares of North Peace Energy Corp. valued at $81,780 or $0.14 per share. At December 31, 2009, the Company owned 1,402,501 shares valued at $366,905 or $0.26 per share, based on quoted market price.   The Company recognized an unrealized loss of $61,943 in the six months ended June 30, 2010. During the three and six months ended June 30, 2010, the Company sold 445,801 and 822,501 shares of North Peace Energy Corp. for $100,342 and $176,822, resulting in a realized loss of $16,200 and $38,374, respectively.

11 Good Energy Inc. Shares

During the six months ended June 30, 2010, the Company sold 50,000 shares of 11 Good Energy stock for $122,500 and recognized a gain on sale of $108,750. The book value of the 11 Good Energy stock was $13,750 at December 31, 2009.

NOTE 4 - OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States and Canada. The Company presently has proved or producing oil and gas properties.  During the three months ended June 30, 2010 the Company recorded an impairment of $563,025 principally for the writedown of its Nevada lease. These lease required drilling by Sept 1, 2010 and the Company determined that it would not be able to raise those funds by the due date nor sell the property prior to the expiration of the lease.

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

In July 2009, the Dynamo claim was dismissed, and in February 2010, the Company transferred a total of 375,000 shares of Andora in full settlement of $570,780 in outstanding legal fees and recognized a gain on the settlement of $183,459.

The net investment in Andora at June 30, 2010 and December 31, 2009 was $3,293,727 and $3,675,948, respectively. The change in value was due to the additional shares received and shares distributed in conjunction with the settlement of lawsuits and the issuance of shares discussed above.

The Company’s valuation of Andora is based on reserve reports furnished to the Company by Andora which the Company has relied upon in assessing the value of its investment in Andora.  Virtually all of these reserves will require alternative methods of production to enable them to be realized as income. Such methods require substantial investment in plant and equipment to be effective. Should Andora obtain equity financing in the future to finance drilling operations, the Company may sustain dilution to its equity interest in Andora.

NOTE 6 – NOTES PAYABLE

Effective March 31, 2009, the Company agreed to a total settlement and release of all claims agreement with its former CEO.  Under the terms of the settlement, the Company issued a promissory note for $225,000, payable in 14 equal monthly installments and one final payment of $6,102. The note bears interest at 5% per annum. Pursuant to the settlement agreement, the Company received 252,361 Andora shares valued at $225,000 plus the elimination of all further legal expenses or liability. At June 30, 2010, the balance payable on the Note was zero.  The principal balance of the Note was paid in full in April 2010.

NOTE 7 - CAPITAL STOCK

Preferred Stock

None issued or outstanding.

Common Stock

During the six months ended June 30, 2010, the Company sold common stock Units in a private placement. Each full Unit’s cost was $55,000 and consisted of 500,000 shares of common stock and 500,000 warrants. The warrants are exercisable over a period of two years at a price of $0.25 per share. The Company sold a total of 3.2 units totaling 1,600,000 shares and issued 1,600,000 warrants for net proceeds of $171,000 (net of offering costs of $5,000). The relative fair value of the shares issued was $140,445 and the warrants were valued at $30,555. The warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 1,600,000 warrants include: (1) discount rate of 1.90%, (2) expected term of 2 years, (3) expected volatility of 108% and (4) zero expected dividends.

NOTE 8 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at June 30, 2010.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	500,000	2.37	$0.08	500,000	$0.08
0.25	1,600,000	1.60	0.25	1,600,000	0.25
0.60	3,000,000	1.91	0.60	3,000,000	0.60
1.45	200,000	0.42	1.45	200,000	1.45
1.60	125,000	0.17	1.60	125,000	1.60
2.00	1,200,000	0.70	2.00	1,200,000	2.00
	6,625,000	1.57	$0.77	6,625,000	$0.77

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	775,000
Exercised	-
Canceled or expired	(1,000,000)
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,600,000
Exercised	-
Canceled or expired	(2,675,000)
Outstanding at June 30, 2010	6,625,000	$0.77

During the six months ended June 30, 2010, a total of 1,600,000 warrants were issued in conjunction with the sale of common stock Units. The warrants have an exercise price of $0.25 per share. A total of 2,675,000 warrants previously issued expired unexercised.  The warrants issued had $0 intrinsic value as of June 30, 2010.

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at June 30, 2010.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055-$0.070	2,700,000	3.81	$0.06	2,100,000	$0.06
0.070	2,400,000	4.67	0.07	2,400,000	0.07
0.080	2,925,000	2.57	0.08	2,891,667	0.08
0.090	500,000	3.23	0.09	500,000	0.09
0.100	433,333	2.71	0.10	133,333	0.10
$0.120	250,000	3.04	0.12	250,000	0.12
	9,208,333	3.53	$0.07	8,275,000	$0.07

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	5,100,000
Exercised	-
Canceled or expired	-
Outstanding at December 31, 2009	11,550,000	$0.08
Granted	400,000
Exercised	-

Canceled or expired	(2,741,667)
Outstanding at June 30, 2010	9,208,333	$0.07

During the six months ended June 30, 2010, options to purchase 400,000 shares of common stock were granted to a director at an exercise price of $0.10 per share. These options have a term of five years from the date of grant and vest over 2 years.  The options were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing were (1) discount rate of 1.90%, (2) expected term of 3.25 years, (3) expected volatility of 108% and (4) zero expected dividends.  The total fair value of the options granted was $22,600.

During the six months ended June 30, 2010, a total of 2,350,000 stock options held by three former directors, Barry Nussbaum, Jeffrey Bernstein and Ken Polin were canceled pursuant to consulting agreements entered into in February 2010. During the quarter ended June 30, 2010, a total of 391,667 options held by the three former directors were also canceled. The options outstanding had $0 intrinsic value at June 30, 2010.

For the six months ended June 30, 2010 and 2009, non-cash compensation of $49,719 and $92,573, respectively, was charged to operations.

NOTE 9 – GAIN (LOSS) ON SALE OF INVESTMENTS

During the three months ended June 30, 2010, the Company sold a total of 445,501 North Peace Energy (NPE) shares for $100,342, resulting in a loss of $16,200, and for the six months ended June 30, 2010 a total of 822,501 shares were sold for $176,820 resulting in a loss on sale of $38,346.

NOTE 10 - RELATED PARTY TRANSACTIONS

On May 1, 2008, the Company entered into an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.  On April 22, 2010, the Company extended Mr. Schloss’ employment agreement through December 31, 2010, at a monthly salary of $10,500. The amended agreement is cancellable by either the Company or Mr. Schloss on 90 days written notice.

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

Also pursuant to the consulting agreement, the Company and the Former Directors agreed to cancel immediately one-half of the outstanding stock options (2.35 million stock options) previously issued to the Former Directors and also canceled 391,667 in April, 2010.  The remaining 1,958,333 stock options will be cancelled if all consulting payments due are made.

NOTE 11 –LITIGATION MATTERS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company is currently involved in contract and indemnity disputes in several litigation matters:  Litigation can involve complex factual and legal questions and the outcome is uncertain. Although it is not possible at this early stage to predict the likely outcome of these actions, an adverse result could have a material adverse effect on us. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

On October 1, 2009, a lawsuit was filed in Midland County, Texas by Three Span Oil & Gas, Inc. against the Company’s wholly owned subsidiary, Surge Energy Resources, Inc. for unpaid drilling and other expenses of approximately $60,125 incurred in conjunction with drilling the Crane County, Texas well.  A default judgment for $60,125 was entered into in December 2009 and $57,277 has been accrued in the consolidated financial statements and remains unpaid.

A legal action was entered into by Elton and Everett Carruth  and W Energy, counterparties to the Foust lease in Pawnee County, Oklahoma against the operator of the property and other working interest owners, Surge was not named in the lawsuit but, as a result of the claims alleged, operations on this property were suspended until all legal issues can be resolved and consequently have affected Surge’s production payment agreement with the operator.

The operator of the Foust lease filed a counterclaim on behalf of all working interest owners, against the landowners, denying all claims. Surge has a production payment receivable of $300,000 due from the operator in respect of the Foust property and believes that the operator will ultimately be successful in resuming operations and satisfying its obligations to Surge

On June 4, 2010, the Company entered into a settlement agreement with XL Specialty Insurance Company (“XL”) which provided that in return for a payment to the Company of $100,000, all claims against XL were settled.

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

Employment Agreements

The Company had an employment agreement with its Chief Executive Officer, E. Jamie Schloss, until April 30, 2010. On April 22, 2010, this agreement was extended until December 31, 2010 at a salary of $10,500 per month. The extended agreement is cancellable by either the Company or its CEO on 90 days prior written notice.

Consulting Agreements

The Company has a consulting agreement with an outside contractor for legal services which provides for the payment of approximately $3,000 per month for salary and related payroll taxes for a legal assistant. This agreement is cancellable upon 120 days written notice.

The Company has consulting agreements with three former directors in the amount of $16,667 per month (in the aggregate) for six months commencing April 16, 2010. The first installment was paid on April 16, 2010. The Agreement provides if all payments are made, that outstanding stock options for these former directors would be cancelled. In the event that all the payments are not made, then the options would all be exercisable. On April 16, 2010, at the time the initial installment of $16,667 was paid, a total of 391,667 options were cancelled under an amended agreement. Additional payments of $16,667 in total were made in May and June and July, 2010.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ending June 30, 2010 and the comparable period ending June 30, 2009, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

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

In March 2009, the Company’s investment in Andora was increased by 252,361 shares valued at $225,000 pursuant to a legal settlement agreement and in July 2009, we transferred 75,000 Andora shares to a former director in full settlement of his legal claims.

In February 2010, we transferred 375,000 Andora shares in full settlement of all outstanding legal and related fees owed to Andora in conjunction with the Dynamo lawsuit. The legal fees owed prior to settlement were $565,680 and the Company recognized a gain on the settlement of $183,459.

As of June 30, 2010, the Company owned 3,231,499 Andora shares (approximately 6% of Andora) which are recorded at cost of $3,293,727.

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

The Company owned 580,000 shares of North Peace Energy (NPE) valued at $81,780 at June 30, 2010.

Plan of Operations

The Company is engaged in the search for commercial oil and gas prospects, leases and working interest ownership in oil and gas properties.  Once prospects are identified and evaluated, leases are acquired from landowners or prior lease owners and the Company usually has from one to three years to drill a well or wells on those leases. The cost of oil and gas leases vary from property to property and leasing costs can average from $100 per acre to $500 per acre. After acreage is leased, the Company evaluates those properties further to determine the best plan of development and creates a budget called an Authorization For Expenditures (“AFE”) which reflects current drilling and completion costs for a specific well. On a 5,500 foot vertical well in Texas or New Mexico drilling costs could be as much as $500,000 and in Nevada over $1,200,000. Once drilling logs confirm indications of commercially producible oil and gas, completion of the well occurs. Completion costs can range from $250,000 to $500,000 per well drilled depending on the specific requirements of each well. Our drilling priority plans may change based on many factors including market prices for oil and gas, successes or failures of drilled wells, and our limited funds. As the Company drills more wells it intends to seek additional financing (debt or equity) to finance future drilling operations.

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. In view of limited production, this property was written off in 2009 but continues to produce some oil and gas.

The Company has been unable to raise additional capital to drill an initial test well on its Green Springs, Nevada property and decided to record an impairment on this property in the six months ended June 30, 2010 in the amount of $563,025. The lease on this property has been extended until September 1, 2010 and the Company continues to attempt to recover a portion of this investment.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

The Company plans on maximizing the value of its investment in Andora and North Peace Oil common stock by seeking opportunities to sell or trade these securities for cash or other oil and gas properties. The Company’s current oil and gas investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil and gas drilling prospects for exploration and development subject to the conditions described above as well as additional financing. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all.

Acquisition or Disposition of Plant and Equipment

In addition to the assets described above, while we anticipate acquisitions of oil and gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Disposition of Assets

We transferred 375,000 shares of Andora Energy for approximately $565,000 in full settlement of all legal fees and related claims arising from the Dynamo litigation in February, 2010. We sold a total of 822,501 shares of North Peace Energy, Inc. during the six months ended June 30, 2010 and realized proceeds of $176,822.

Number of Employees

From our inception through June 30, 2010, we have relied on the services of outside consultants and currently have two (2) full time employees and four (4) consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of three (3) full employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In the quarter ended June 30, 2010, the Company received $44,000 net of expenses and issued an aggregate of 400,000 shares of common stock and 400,000 common stock warrants exercisable at an exercise price of $0.25 per share.  During the six months ended June 30, 2010, the Company issued a total of 1,600,000 shares and 1,600,000 warrants exercisable at $0.25 for a total of $171,000 net of expenses.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $674,271 and $893,531 for the six months ended June 30, 2010 and 2009, respectively. The Company’s cash position at June 30, 2010 was $49,302 compared with $56,756 at December 31, 2009, a decrease of $7,454. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $344,298 as of June 30, 2010 compared with current liabilities in excess of current assets at December 31, 2009 of $71,672.  For the quarter ended June 30, 2010, the Company had operating expenses of $655,449, which included a non-cash oil and gas impairment of $560,493, compared with $494,286 in 2009, which included an oil and gas impairment of $245,038 in the comparable period in 2009. By reducing operating expenses in future periods and generating cash from the sale of marketable securities, long term investments, settlement of unfiled possible legal claims, and proceeds from stock offerings, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

At June 30, 2010, we had cash and cash equivalents of $131,082 and net working capital of $344,298 (including our cash and cash equivalents, prepaid expenses and a production payment receivable less accounts payable). The Company believes that its existing capital resources are adequate to finance its operations through at least October, 2010 without any cash generating  transaction. We estimate that we will require additional cash resources during the quarter ending December 31, 2010 based upon our current operating plan and financial condition.

Through June 30, 2010, we have been primarily engaged in finding and developing oil and gas properties. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2011. We expect to finance our operations primarily through our existing cash and any future financing, including the sale of assets. We will be required to obtain additional capital in the future to continue operations.

There is no assurance, however, that we will be able to obtain such additional capital through asset sales, equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding prior to or during the 4th quarter of 2010, we may cease day to day operations until sales of our major assets can be complete, or possibly seek legal protection in a bankruptcy proceeding until those assets can be liquidated in an orderly manner.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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

Stock-based compensation expense recognized is based on the value share-based payment awards that is ultimately expected to vest and is recognized over the vesting period. Compensation expense includes amounts for share-based payment awards granted, but not yet vested, as of the balance sheet date.  Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the six months ended June 30, 2010 and June 30, 2009 was $49,719 and $92,573, respectively. Stock based compensation expense for the three months ended June 30, 2010 and 2009 was $21,028 and $30,078, respectively.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on our best estimate of probable losses inherent in receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2010, no allowance for doubtful accounts was deemed necessary.

Results of Operations

For The Three Month Period Ending June 30, 2010 and June 30, 2009

The Company had no operating revenues in the three months ended June 30, 2010 or 2009.

For the three months ended June 30, 2010, the Company incurred a net loss of approximately $672,000 versus a net loss of $470,000 for the comparable period in 2009, an increase of $202,000 from the prior period.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended June 30, 2010 were $655,000 versus $494,000 in the comparable three months ended June 30, 2009, an increase of $161,000 from the prior three month period.  Included in operating expenses was an impairment of an oil and gas property of $560,000 in 2010 compared with an impairment in 2009 of 245,000.The impairment was recorded because the Company determined that it would not be able to raise the capital needed to drill on the lease which will expire on Sept.1 2010. Selling, general and administrative expenses declined in the quarter ended June 30, 2010 to $94,000 compared with $258,000 in the comparable period in 2009, a decrease of $164,000. The decrease was primarily attributable to a settlement of a legal claim of $100,000 in 2009, a reduction of $46,000 in director stock option expense, and a decrease of other operating expenses of $18,000.

Net interest expense for the three months ended June, 2010 was $300 versus net interest income of $83,000 for the three months ended June 30, 2009. Interest income in 2009 consisted primarily of the interest from the 11 Good Energy note receivable.

Unrealized gains on available for sale securities included in other comprehensive income in the three months ended June 30, 2010 was $60,000 versus a gain of $291,000 in the comparable period in 2009.

For The Six Month Periods Ending June 30, 2010 and June 30, 2009

The Company had no operating revenues in the six months ended June 30, 2010 or 2009.

For the six months ended June 30, 2010, the Company incurred a net loss of approximately $674,000 versus $894,000 for the comparable period in 2009, an improvement of $220,000 from the prior period.  The detailed reasons for this change are set forth below:

The Company had a gain on the sale of marketable securities of approximately $254,000 versus a loss of $59,000 in the comparable period in 2009.

Total operating expenses for the six months ended June, 2010 were $926,000 versus $993,000 in the comparable six months ended June 30, 2009, a decrease of $67,000 from the prior six month period.   Selling, general and administrative expenses decreased to $359,000 during this period from $742,000. The decrease was primarily attributable to a reduction of $43,000 in director stock option expense, a $100,000 payment in settlement of a legal claim, an increase in impairment of oil and gas properties of $315,000, a decrease in other selling, general and administrative expenses of $23,000.

Net interest expense for the six months ended June, 2010 was $2,000 versus net interest income of $158,000 for the six months ended June 30, 2009. Interest income in 2009 consisted primarily of the interest from the 11 Good Energy note receivable.

Unrealized loss on available for sale securities included in other comprehensive income in the six months ended June 30, 2010 was $61,000 versus a gain of $621,000 in the comparable period in 2009.

Future Operating Trends

Our future operations will depend upon available cash resources, additional financing and/or the possible sale of portions of our investments in North Peace Energy and/or Andora. We can provide no assurances that financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments should the need arise.

In July 2010, the Company retained the services of Miller Tabak, LLC. to assist the Company in locating additional financing and to explore other business opportunities. We can provide no assurances that the engagement of the services of Miller Tabak will result in the Company securing additional financing and/or other business opportunities on terms satisfactory to us, if at all.

Liquidity and Capital Resources

Current Position

As of June 30, 2010, our current assets consisted of unrestricted cash and cash equivalents on hand of $49,000, marketable securities of $82,000, production payments receivable of $300,000 and prepaid expenses of $20,000 totaling $452,000 versus current liabilities of $107,000, thereby creating a working capital surplus of $344,000.  Our net current assets at June 30, 2010 were $344,000 versus a working capital deficit of $72,000 as of December 31, 2009. For the six months ended June 30, 2010, our net working capital improved by $417,000 principally due to the $570,780 Andora shares issued for the non-cash settlement of litigation.  At December 31, 2009, the Company had cash on hand of $57,000 and other investments, production payments receivable and prepaid expenses of $746,000 for total current assets of $803,000 and at that time, the Company had current liabilities of $874,000, which resulted in a working capital deficit of $72,000.

The net decrease in current assets during the six month period was attributable mainly to cash on hand decreasing by $7,000, our investment in securities decreasing by $299,000 and our prepaid expenses declining by $45,000.

By reducing our operating expenses and planning acquisitions or dispositions of assets as necessary to manage the business properly and raising additional equity, the Company has in the past had sufficient capital resources to meet our continued cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations and in raising capital through the sale of common stock on terms acceptable to us, this could have a material adverse affect on our business, results of operations and financial position. Surge will need to raise about $100,000 to continue operations for the next twelve months. See Note 1 Going concern statements.

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

Inflation

Our opinion is that inflation has not had a material effect on our operations. Inflation will increase operating expenses. The Company’s investments in marketable securities and investment in Andora Energy are subject to market risk factors, including inflation.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Currently there is one open matter involving a contract dispute. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

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

XL Litigation:

In June 2010, the Company negotiated a settlement of a lawsuit it had filed against XL Insurance for $100,000.  This agreement was signed and payment was received in June 2010.

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the  six months ended June 30, 2010, there were no sales of securities by the Company, except as follows:
Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2010	Common Stock and Warrants (2)	1,600,000 shares 1,600,000 warrants	$176,000,000 received from three Investors	Accredited Investor	Rule 506; Section 4(2)

(1) The Company offered to sell in a private placement a Unit at a cost of $55,000 per Unit.  Each Unit consisted of 500,000 shares of Common Stock and Warrants to purchase 500,000 shares, exercisable over a period of two years at a price of $.25 per share. A total of 3.2 Units were sold during the six months ended June 30, 2010.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the six months ended June 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

In July 2010, the Company retained the services of Miller Tabak, LLC., a member of FINRA, to assist the Company in locating additional working capital and to explore other business opportunities.

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

SURGE GLOBAL ENERGY, INC.

DATED: August 16, 2010	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)