Form 10-Q
period 2010-09-30
Surge Global Energy, Inc.
filed 2010-11-15
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 15 2010, the Registrant had 38,637,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,665	$56,756
Production payments receivable	300,000	300,000
Investment in marketable securities	37,277	380,655
Prepaid expenses	41,182	65,363
Total current assets	404,124	802,774

Property and equipment, net of accumulated depreciation of $31,946 and $27,319, respectively	2,029	6,656
Oil and gas properties, using full cost accounting – unproved	-	553,241
Investment in Andora Energy	3,293,727	3,675,948

Total Assets	$3,699,880	$5,038,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$158,564	$809,089
Note payable	-	65,357
Total current liabilities	158,564	874,446
Long-term liabilities:
Asset retirement obligation	10,500	10,500
Total liabilities	169,064	884,946

Commitment and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 33,637,387shares and 31,437,387 shares issued and outstanding, respectively	33,637	31,437
Additional paid-in capital	54,468,922	54,183,117
Accumulated other comprehensive loss	(3,479)	(1,101)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(38,630,752)	(37,722,268)
Total stockholders' equity	3,530,816	4,153,673

Total liabilities and stockholders' equity	$3,699,880	$5,038,619

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,		For the period from January 1, 2005 (date of inception exploration stage) through September
	2010	2009	2010	2009	30, 2010
Operating expenses:
Selling, general and administrative expense	$179,388	$258,270	$538,893	$1,128,378	$25,445,733
Accretion, depreciation and amortization	985	(9,022)	4,628	4,557	475,072
Oil and gas impairment	4,379	245,038	567,404	564,948	8,040,765
Total operating expenses	184,752	494,286	1,110,925	1,697,883	33,961,570
Loss from operations	(184,752)	(494,286)	(1,110,925)	(1,697,883)	(33,961,570)
Equity in losses from affiliates	-	-	-	-	(2,099,663)
Impairment of marketable securities	-	-	-	-	(3,707,514)
Loss on redemption of preferred shares	-	-	-	-	(105,376)
Revaluation loss net of warrant liability	-	-	-	-	(431,261)
Gain (loss) on sale of marketable securities	(51,188)	(58,723)	204,675	(134,171)	1,068,326
Warrants issued in connection with Peace Oil acquisition	-	-	-	-	(368,000)
Interest income (expense), net	(273)	82,868	(2,234)	144,655	(4,229,896)
Gain on disposition of Peace
Oil and Peace Oil Corp.	-	-	-	-	1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(234,213)	(470,141)	(908,484)	(1,687,399)	(42,309,848)
Provision for income taxes	-	-	-	-	-
Loss before non-controlling interest	(234,213)	(470,141)	(908,484)	(1,687,399)	(42,309,848)
Gain applicable to non- controlling interest	-	-	-	-	3,679,096
Net loss	$(234,213)	$(470,141)	$(908,484)	$(1,687,399)	$(38,630,752)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	50,588	290,824	(10,596)	472,635	(10,596)
Foreign currency translation adjustment	16,517	19,147	8,218	21,932	7,117
Comprehensive loss	$(167,008)	$(160,170)	$(910,862)	$(1,192,832)	$(38,634,231)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)
	32,773,650	31,437,387	32,423,022	31,437,387

See accompanying footnotes to unaudited financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30, September 30,		stage) through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(908,484)	$(893,531)	$(38,630,752)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	4,627	2,955	474,931
Write-off of property and equipment	-	-	4,984
Realized gain (loss) on sale of marketable securities	(204,675)	58,723	(1,068,326)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	567,404	248,418	9,961,780
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	69,505	92,573	6,829,335
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	27,206	445,352
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	-	(137,500)	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	3,039,038
Changes in operating assets and liabilities:
Other receivable	-	-	(132,384)
Prepaid expense and other assets	24,181	182,151	(39,733)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(650,525)	(4,746)	682,464
Income taxes payable	-	-	-
Net cash used in operating activities	(1,097,966)	(423,751)	(11,576,859)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
			For the period from
			January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30,	September 30,	stage) through
	2010	2009	September 30, 2010

Cash flows from investing activities:
Proceeds from sale of marketable securities	924,869	58,931	1,720,297
Payment for note receivable	-	-	(137,500)
Production payment advanced	-	-	(300,000)
Purchase of oil and gas properties	(14,163)	(50,624)	(13,473,803)
Change in restricted cash	-	(247,905)	-
Deposits	(9,913)
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Proceeds from sale of investment	-	-	600,000
Purchases of property and equipment	-	-	(115,055)
Proceeds from notes receivable	-	275,000	275,000
Proceeds from sale of oil leases	-	-	6,314,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
2006 Andora cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	910,706	35,402	(5,023,493)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	218,500	-	4,343,513
Repurchase of common stock	-	-	(33,933)
Proceeds from exercise of options	-	-	97,717
Principal payments on note payable	(65,357)	(72,552)	(225,000)
Net proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Andora stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	153,143	(72,552)	17,250,457

Effect of exchange rates on cash and cash equivalents	3,026	10,600	(784,375)

Net decrease in cash and cash equivalents	(31,091)	(450,301)	(134,170)

Cash and cash equivalents at the beginning of the period	56,756	656,843	159,935

Cash and cash equivalents at the end of the period	$25,665	$206,542	$25,665

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30		For the period from January 1, 2005 (inception of exploration stage) through Sept. 30,
	2010	2009	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$171	$10,838	$506,669
Cash paid during the period for taxes
Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	(330,230)	980,270)	650,050
Note payable issued for investment	225,000	225,000	225,000
Exchange of North Peace shares for common shares	-	-	35,000
Asset retirement obligation	10,500	10,500	10,500
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067
Andora shares issued on settlement of litigation	89,687	-	89,687

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, and 1294697 Alberta Ltd., which entity does not have any ongoing business operations at this time.

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

For the period from January 1, 2005 (inception of exploration stage) through September 30, 2010, the Company has accumulated exploration stage losses of $38,630,952. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production or it expands other non-oil and gas operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $24,939 invested in cash in a short-term money market account maintained by U.S. banks (all of which is covered by FDIC insurance, and $726 in a national Canadian bank at September 30, 2010.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Earnings (Loss) Per Share

Basic earnings (loss) per share have been calculated based upon the weighted average number of common shares outstanding. During the periods ended September 30, 2010 and 2009, convertible debt and securities, stock options, and warrants were excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $1,110,925 and $1,697,883 for the nine months ended September 30, 2010 and 2009, respectively. The Company’s cash position at September 30, 2010 was $25,665 compared with $56,756 at December 31, 2009, a decrease of $31,091. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $245,560 as of September 30, 2010 compared with current liabilities in excess of current assets at December 31, 2009 of $71,672.  For the quarter ended September 30, 2010, the Company had operating expenses of $179,388, which included an oil and gas impairment of $4,379 compared with operating expenses of $1,128,378 in 2009, which included an oil and gas impairment of $564,948  in the comparable period in 2009. By reducing operating expenses in future periods and generating cash from the sale of marketable securities, long term investments, settlement of legal actions, and proceeds from stock offerings, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations were $4,628 and $4,557 for the nine months ended September 30, 2010 and 2009, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

As of September 30, 2010 and December 31, 2009, the Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $37,277 at September 30, 2010 and $380,655 at December 31, 2009 and a Level 1 fair value of $37,277 and $380,655, respectively, based on quoted prices in active markets at September 30, 2010 and December 31, 2009.

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
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended September 30, 2010 and 2009 included compensation expense for share-based payment awards granted  prior to, but not yet vested as of December 31, 2010.

Stock-based compensation expense recognized for the nine months ended September 30, 2010 and 2009 was $69,505 and $179,046 respectively.

NOTE 2 - PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment has been accounted for as a production payment receivable and is due from the operator.  The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due is paid.  Under the terms of the agreement, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well.  The repayments continue until such time as the Company has been repaid $354,000.  The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter.  As of September 30, 2010, no sales had occurred.  If the third party operator fails to pay the amount due and payable or perform any provisions under the equipment lease agreement, the Company can either rescind the agreement or be assigned a 75% working interest in the wells.  In addition, the Company may exercise additional remedies, including taking possession of any equipment. Management has performed an assessment of the recoverability of the production payment and currently believes the full amount is collectible. In making its assessment, management considered the litigation, to which the Company is not a party, as described further in Note 11.

On June 8, 2010, the Company entered into a compromise and settlement agreement with Mandalay. The agreement provides that Mandalay will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and assign to Surge all of  Mandalay’s contract, tort and other claims against CAVU Resources, Inc. and Elton and Everett Carruth and/or W Energy, Plaintiffs in the lawsuit against Mandalay and others. Surge is not a party to this lawsuit. In November 2011, the Company entered into a settlement agrement with CAVU to settle our claim against them for $130,000. See "Note 13".

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

As of September 30, 2010, the Company owned 183,000 shares of North Peace Energy Corp. valued at $37,277 or $0.203 per share. At December 31, 2009, the Company owned 1,402,501 shares valued at $366,905 or $0.262 per share. The Company recognized a temporary impairment of $10,596 in the nine months ended September 30, 2010.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES (continued)

During the three months ended September 30, 2010, the Company sold 397,000 shares of North Peace Energy Corp. for $67,222, resulting in a loss of $43,985.

11 Good Energy Inc. Shares

During the nine months ended September 30, 2010, the Company sold 50,000 shares of 11 Good Energy stock for $122,500 and recognized a gain on sale of $108,750.

NOTE 4- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties are located in the United States.  Costs excluded from amortization as of September 30, 2010 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs		Total
2009	$553,241	$0		$-	$553,241
2010	$5,000	$0		$6,707	$11,707
Total	$558,241	$0		$6,707	$564,948
Impairment-2010	$(558,241)	$0	$	(6,707)	$(564,948)
Balance	0	0		0	0

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

The net investment in Andora at September 30, 2010 and December 31, 2009 was $3,293,727 and $3,675,948, respectively. The change in value of $382,221was due to additional shares received from a legal settlemnt and shares distributed in conjunction with the settlement of lawsuits and the issuance of shares discussed above.

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

At September 30, 2010, the balance payable on the Note was zero.  The principal balance of the Note was paid in full in April 2010.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7 - CAPITAL STOCK

Preferred Stock- None issued or outstanding.

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

In January, February April, 2010, and August, 2010 the Company sold common stock Units in a private placement. Each full Unit’s cost was $55,000 and consisted of 500,000 shares of common stock and 500,000 warrants. The warrants are exercisable over a period of two years from their issue date at a price of $0.25 per share. The Company sold a total of 3.8 units totaling 1,900,000 shares and issued 1,900,000 warrants for net proceeds of $203,500 (net of offering costs of $5,500). The Company also sold 300,000 shares without warrants to three persons, including two directors at $0.05 per share for net proceeds of $15,000. The relative fair value of the shares issued was $0.087 per share and the warrants were valued at $0.019 per share. The warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 2,200,000 warrants include: (1) discount rate of 1.90%, (2) expected term of 2 years, (3) expected volatility of 108% and (4) zero expected dividends.

NOTE 8 - WARRANTS AND STOCK OPTIONS

Class A Warrants.   Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	775,000	0.09
Exercised	-	-
Canceled or expired	(1,000,000)	0.75
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,900,000	0.25
Exercised	-	-
Canceled or expired	(2,800,000)	0.98
Outstanding at September 30, 2010	6,800,000	$0.74

 The following table summarizes the balances of warrants outstanding at September 30, 2010.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	500,000	2.12	$0.08	500,000	$0.08
0.25	1,900,000	1.50	0.25	1,900,000	0.25
0.60	3,000,000	1.66	0.60	3,000,000	0.60
1.45	200,000	0.45	1.45	200,000	1.45
2.00	1,200,000	0.45	2.00	1,200,000	2.00
	6,800,000	1.40	$0.85	6,800,000	$0.75

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 - WARRANTS AND STOCK OPTIONS (continued)

During the nine months ended September 30, 2010 a total of 1,900,000 warrants were issued in conjunction with common stock Units. Those warrants have an exercise price of $0.25 per share. A total of 2,800,000 warrants previously issued expired unexercised during the nine months ended September 30, 2010. The warrants issued had $0 intrinsic value at September 30, 2010. None of the options are issued under an employee benefit plan.

Stock Options

The following table summarizes the balances of options issued to officers and directors outstanding at September 30, 2010.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055	1,200,000	3.40	0.06	975,000	0.06
0.070	2,400,000	4.10	0.07	1,000,000	0.07
0.080	2,200,000	2.41	0.08	2,200,000	0.08
0.100	400,000	4,54	0.10	83,333	0.10
0.115	250,000	3.29	0.12	250,000	0.12
	6,450,000	3.81	$0.07	4,508,333	$0.07

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	5,100,000	0.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009	11,550,000	$0.08
Granted	400,000	0.10
Exercised	-	-
Canceled or expired	(5,500,000)	-
Outstanding at September 30, 2010	6,450,000	$0.07

During the quarter ended September 30, 2010, a total of 1,958,333 stock options of three former directors, Barry Nussbaum, Jeffrey Bernstein and Ken Polin were canceled pursuant to consulting agreements entered into in February 2010. During the quarter ended June 30, 2010, a total of 391,667 options due to the three former directors were also canceled.

Non cash compensation expense of $19,786 and $62,495 was charged to operations for expenses arising from the issuance of options for the quarter ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009 respectively, $69,505 and $179,046 of non cash compensation were charged to operations.

No options were granted during the quarter ended Septmber 30, 2010.

NOTE 9 – GAIN (LOSS) ON SALE OF INVESTMENTS

During the quarter ended September 30, 2010, the Company sold a total of 397,000 North Peace Energy (NPE) shares for $59,869, resulting in a loss of $43,985.

During the nine months ended Septemebr 30, 2010 the Company had a gain on sale of investments of $204,675.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 1, 2008, the Company entered into an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods fromMay 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.  On April 22, 2010 the Company extended Mr. Schloss’ employment agreement to extend until December 31, 2010 at a monthly salary of $10,500 per month which amended the terms of the original agreement. The amended agreement is cancellable by either the Company or Mr. Schloss on 90 days written notice.

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

The agreed-upon compensation for the Former Directors is, in the aggregate, an initial payment of $100,000 due on February 19, 2010 and six equal installments of $16,667 per month commencing April 19, 2010, all of which were paid in full.  The payments were divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director. After all payments were made, a total of 2,350,000 options previously isseud were cancelled.

Durign the three months ending September 30, 2010, three current directors purchased 150,000 common shares, without any warrants,  for $0.05per share, for total proceeds of $15,000.

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

The operator of the Foust lease, Mandalay, has filed a counterclaim on behalf of all working interest owners against the landowner denying all claims. The Company has invested $300,000 in the Foust property and believes that Mandalay will ultimately be successful in resuming operations.   On June 8, 2010, the Company entered into a compromise and settlement agreement with Mandalay. The agreement provides that Mandalay will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and assign to Surge all of  Mandalay’s contract, tort and other claims against CAVU Resources, Inc. and Elton and Everett Carruth and/or W Energy, Plaintiffs in the lawsuit against Mandalay and others. Surge is not a party to this lawsuit. In November 2010, the Company entered into a settlement agrement with CAVU to settle our claim against them for $130,000. See "Note 13".

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Employment Agreements

The company had an employment agreement with its Chief Executive Officer, E. Jamie Schloss, until April 30, 2010. On April 22, 2010 this agreement was extended until December 31, 2010 at a salary of $10,500 per month. The extended agreement is cancellable by either the Company or its CEO on 90 days prior written notice.

Consulting Agreements

The Company has a consulting agreement with an outside contractor for legal services which provides for the payment of approximately $3,000 per month for salary and related payroll taxes for a legal assistant until April 30, 2011.

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2010 the Company entered into a purcahse agreement to acquire all of the assets of SEC-Compliance, Inc. for a total of $350,000, of which $100,000 is in cash payable $40,000 initially and $10,000 per month monthly thereafter, plus 5,000,000 shares of Surge Global Energy common stock. Concurent with ths purchase, the company entered into an employment agreemnt with David McGuire for two years at a salary of $10,000 per month and reimbursement of expenses. Subsequently, Mr. McGuire assigned 100% of his stock interest in SEC-Compliance to the Company for nominal consideration. All assets previously purchased by the Company from SEC-Compliance have been assigned to this corporation. Mr. McGuire is President of SEC-Compliance, a company engaged in the business of edgarizing SEC filings and providing XBRL services to our clients. It also intends to offer commercial printing services of annual reports, proxy statements, sales and marketing literature, research reports and other custom printed matters.

On October 27, 2010, the Company made a decision to dismiss our independent registered auditor, GBH CPAs (“GBH”) and the Company notified GBH of its dismissal on October 28, 2010. We engaged Peter Messineo, CPA of Palm Harbor, Florida, as our new independent registered auditor on October 28, 2010.

In November 2010, the Company entered into a settlement agrement with CAVU to settle our claim against them for $130,000. The settlement amount is due on November 24, 2010 and if not paid by then will bear interest at 3% per month on any unpaid balance.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ending September 30, 2010 and the comparable period ending September 30, 2009, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

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

On February 2, 2010, the Company sold 375,000 of its Andora shares in full settlement of any outstanding legal fees owed to Andora and 2,009,961 shares remaining in escrow shares were released to the Company.

Oil and Gas Business Operations and Investments

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

As of September 30, 2010, the Company owned 3,231,499 Andora shares (approximately 6% of Andora) which are recorded at cost of $3,293,727.

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

The Company owned 183,000 shares of North Peace Energy (NPE) valued at $37,277 at September 30, 2010.

Plan of Operations

Oil and Gas

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

The Company has been unable to raise additional capital to drill an initial test well on its Green Springs, Nevada property and decided to record an impairment on this property in the quarter ended June 30, 2010 in the amount of $560,943. The lease on this property was  extended until September 1, 2010 and now has been canclled.The Company has a right to a refund of $250,000.00 if drilling is commnecd by the current leaseholder.
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

SEC-Compliance

On October 1, 2010 the Company acquired all of the assets of SEC-Compliance, Inc., a company enaged in the Edgaring and XBRL businesses. These SEC-Compliance reporting services apply to annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the Securities and Exchange Commission ("SEC"). It also intends to offer commercial printing services of annual reports, proxy statements, reports and other custom printed matters. The Company is seeking to raise additional financing to operate and expand its SEC-Compliance business operations. We can provide no assurances that additional financing will be successfully raised by us on terms satisfactory to us, if at all. SEC-Compliance has a staff of two employees. SEC-Compliance utilizes the services of various independent contractors to process its workload and to meet its clients' time deadlines.

Acquisition or Disposition of Plant and Equipment

In addition to the assets described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Disposition of Assets

We sold a total of 183,000 shares of North Peace Energy, Inc. during the threee months ended September 30, 2010 and realized proceeds of $59,869.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Number of Employees

From our inception through September 30, 2010, we have relied on the services of outside consultants and currently have two (2) full time employees and one (1) consultant. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of three (3) full  employees during the next twelve months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In January, February April, 2010, and August, 2010 the Company sold common stock Units in a private placement. Each full Unit’s cost was $55,000 and consisted of 500,000 shares of common stock and 500,000 warrants. The warrants are exercisable over a period of two years from their issue date at a price of $0.25 per share. The Company sold a total of 3.8 units totaling 1,900,000 shares and issued 1,900,000 warrants for net proceeds of $203,500 (net of offering costs of $5,500). The Company also sold 300,000 shares without warrants to three persons, including two directors at $0.05 per share for net proceeds of $15,000.

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

The Company believes that SEC-Compliance offers an array of services for its SEC reporting clients. However, competition in the various individual services described hereinabove is intense. Factors in this competition include not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product, historical experience with the client and complementary services. SEC-Compliance competes with many large and experienced enterprises which have been in business for an extended period of time, have greater financial and other resources than SEC-Compliance. We can provide no assurances that we will be able to successfully compete in this highly competitive marketplace.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended September 30, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2010.

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

Results of Operations

For The Three Month Period Ending September 30, 2010 and September 30, 2009

The Company had no operating revenues in the three months ended September 30, 2010 or 2009.

For the three months ended September 30, 2010, the Company incurred a net loss of approximately $234,000 versus a net loss of $470,000 for the comparable period in 2009, a reduction in loss of $236,000 from the prior period.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended September 30, 2010 were $184,000 versus $494,000 in the comparable three months ended September 30, 2009, a decrease of $310,000 from the prior nine month period.  Included in operating expenses was an impairment of an oil and gas property of $4,000 in 2010 compared with impairment in 2009 of $245,000. Selling, general and administrative expenses declined in the quarter ended September 30, 2010 to $179,000 compared with $258,000 in the comparable period in 2009, a decrease of $79,000. The decrease was primarily attributable to a reduction of $43,000 in director stock option expense, and a decrease of other operating expenses of $36,000.

Net interest expense for the three months ended September, 2010 was less than $1,000 versus net interest income of $83,000 for the three months ended September 30, 2009. Interest income in 2009 consisted primarily of the interest from the 11 Good Energy note receivable which was repaid in 2009.

Unrealized loss on available for sale securities in the three months ended September 30, 2010 was $11,000 versus a gain of $473,000  in the comparable period in 2009.

The loss on sale of securites in the three months ended September 30, 2010 was $51,000 versus a loss of $59,000 in the comparable period in 2009.

For The Nine Month Periods Ending September 30, 2010 and September 30, 2009

The Company had no operating revenues in the nine months ended September 30, 2010 or 2009.

For the nine months ended September 30, 2010, the Company incurred a net loss of approximately $910,000 versus a net loss of $1,687,000 for the comparable period in 2009, an improvement of $777,000 from the prior period.  The detailed reasons for this change are set forth below:

The company had a gain on the sale of marketable securities of approximately $205,000 in 2010 versus a loss of $134,000 in the comparable period in 2009, an improvement of $339,000.

Total operating expenses for the nine months ended September, 2010 were $1,112,000 versus $1,698,000 in the comparable nine months ended September 30, 2009, a decrease of $586,000 from the prior nine month period.  Selling, general and administrative expenses decreased to $589,000 during this period from $1,128,000, a decrease of $539,000. The decrease was primarily attributable to a reduction of $110,000 in director stock option expense, a $100,000 payment in settlement of a legal claim, an increase in impairment of oil and gas properties of $2,000, a decrease in other selling, general and administrative expenses, primarily legal fees and salaries, of $329,000.

Net interest expense for the nine months ended September, 2010 was $2,000 versus net interest income of $145,000 for the nine months ended September 30, 2009. Interest income in 2009 consisted primarily of the interest from the 11 Good Energy note receivable.

Unrealized loss on available for sale securities in the nine months ended September 30, 2010 was $11,000 versus a gain of $473,000 in the comparable period in 2009.

Future Operating Trends

Our future operations will depend upon the new operations of SEC-Compliance which commenced in October 2010, available cash resources, additional financing and/or the possible sale of portions of our investments in North Peace Energy and/or Andora. We can provide no assurances that financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our current investments should the need arise.

In July, 2010 the Company retained the services of Miller Tabak, LLC. to assist the Company in locating additional working capital and to explore other business opportunities.

Liquidity and Capital Resources

Current Position

As of September  30, 2010, our current assets consisted of unrestricted cash and cash equivalents on hand of $26,000, marketable securities of $37,000, production payments receivable of $300,000 and prepaid expenses of $41,000 totaling $404,000 versus current liabilities of $159,000, thereby creating a working capital surplus of $246,000.  Our net current assets at September 30, 2010 were $246,000 versus a working capital deficit of $72,000 as of December 31, 2009. For the nine months ended September 30, 2010 our net working capital improved by $318,000. At December 31, 2009, the Company had cash on hand of $57,000 and other investments, production payments receivable and prepaid expenses of $746,000 for total current assets of $803,000 and at that time, the Company had current liabilities of $874,000, which resulted in a working capital deficit of $72,000.

The net decrease in current assets during the nine month period was attributable mainly to cash on hand decreasing by $31,000, our investment in securities decreasing by $374,000 and our prepaid expenses declined by $24,000. Our current assets for the current period were $404,000 versus $803,000 at December 31, 2009.

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

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration and SEC-Compliance operations. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our oil and gas and SEC-Compliance operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.  In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our oil and gas and SEC-Compliance operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, September 30, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the above evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective for the current quarter. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

The Company is in the process of evaluating and continuing to rectify the disclosure controls and procedures to ensure that the disclosure controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

XL Litigation.

In June, 2010, the Company negotiated a settlement of a lawsuit it had filed against XL Insurance for $100,000.  This agreement was signed and payment was received in June, 2010.

Other Matters.

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment has been accounted for as a production payment receivable and is due from the operator.  The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due are paid.  Under the terms of the agreement, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well.  The repayments continue until such time as the Company has been repaid $354,000.  The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter.  As of September 30, 2010, no sales had occurred.  If the third party operator fails to pay the amount due and payable or perform any provisions under the equipment lease agreement, the Company can either rescind the agreement or be assigned a 75% working interest in the wells.  In addition, the Company may exercise additional remedies, including taking possession of any equipment. Management has performed an assessment of the recoverability of the production payment and currently believes the full amount is collectible. In making its assessment, management considered the litigation, to which the Company is not a party, as described further in Note 11.

On June 8, 2010, the Company entered into a compromise and settlement agreement with Mandalay. The agreement provides that Mandalay will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and assign to Surge all of  Mandalay’s contract, tort and other claims against CAVU Resources, Inc. and Elton and Everett Carruth and/or W Energy, Plaintiffs in the lawsuit against Mandalay and others. Surge is not a party to this lawsuit. In November 2011, the Company entered into a settlement agrement with CAVU to settle our claim against them for $130,000. See "Note 13".

ITEM 1A. RISK FACTORS

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the nine months ended September 30, 2010, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2010	Common Stock and Warrants (1) (2)	2,200,000 shares 1,900,000 warrants	$224,000 received from seven Investors; no commissions paid.	Accredited Investors	Rule 506; Section 4(2)

(1) The Company offered to sell in a private placement a Unit at a cost of $55,000 per Unit.  Each Unit consisted of 500,000 shares of Common Stock and Warrants to purchase 500,000 shares, exercisable over a period of two years at a price of $.25 per share.

(2)  The Company also sold 300,000 shares to Directos of the Company for $15,000.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the nine months ended September 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

On October 1, 2010 the Company entered into a purchase agreement to acquire all of the assets of SEC-Compliance, Inc. for a total of $350,000, of which $100,000 is in cash payable $40,000 initially and $10,000 per month monthly thereafter, plus 5,000,000 shares of Surge Global Energy common stock. Concurent with ths purchase, the company entered into an employment agreemnt with David McGuire for two years at a salary of $10,000 per month and reimbursement of expenses. Subsequently, Mr. McGuire assigned 100% of his stock interest in SEC-Compliance to the Company for nominal consideration. All assets previously purchased by the Company from SEC-Compliance have been assigned to this corporation. Mr. McGuire is President of SEC-Compliance, a company engaged in the business of edgarizing SEC filings and providing XBRL services to our clients. It also intends to offer commercial printing services of annual reports, proxy statements, sales and marketing literature, research reports and other custom printed matters.

On October 27, 2010, the Company made a decision to dismiss our independent registered auditor, GBH CPAs (“GBH”) and the Company notified GBH of its dismissal on October 28, 2010. We engaged Peter Messineo, CPA of Palm Harbor, Florida, as our new independent registered auditor on October 28, 2010.

In November 2011, the Company entered into a settlement agrement with CAVU to settle our claim against them for $130,000. See "Note 13".

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

10.77
Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.

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

31.1*
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: November 15, 2010	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)