Form 10-K
period 2010-12-31
Surge Global Energy, Inc.
filed 2011-04-15
CIK 1053648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269
___________________

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1454529 (I.R.S. Employer Identification No.)

74-333Highway 111, Suite 101, Palm Desert CA 92260 (Address of principal executive offices)	92260 (Zip Code)

Registrant's telephone number, including are code:  (760) 610-6758

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered NONE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s approximate 22,100,000 shares of common stock held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.05) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $1,105,000.

       The number of shares outstanding of the registrant’s common stock at March 31, 2011 was 35,887,387.

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

General Overview

Surge Global Energy, Inc. is a Delaware corporation dually traded on the OTCQX Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 74-333 Highway 111, Suite 101, Palm Desert, CA 92260. Our telephone number is (760) 610-6758. Our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com.

We are an oil and gas exploration and development company. Our primary objective is to identify, acquire and develop working interests in oil and gas projects. We intend to develop oil and gas properties and explore for oil and gas, focusing mainly in the United States and Canada. We will engage in oil and gas exploration, drilling of new and development wells, and acquiring and/or leasing producing properties as the most prudent ways to generate income and increase shareholder value to the extent that our limited cash resources will permit us to accomplish this. Our strategic initiative is to pursue potential high rate of return projects with reduced risk and explore ways to maximize values from our investments in Andora Energy Corporation, 11Good Energy, Inc. warrants, and a production payment receivable relating to an oil and gas property in Oklahoma, as described hereafter.

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

From 2005 through 2010, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development.  Because our operations from 2005 forward have not generated any revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous.  Our management has also undergone a number of changes during this period.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

                        Finding new strategic transactions along with management and board changes and several litigation matters, the majority of which have now been settled, have occupied a great deal of our efforts over the last four years.

Recent Developments

                        On October 1, 2010 the Company entered into an asset purchase agreement to acquire all of the assets of SEC-Compliance, Inc. for a total of $350,000, of which $100,000 was payable in cash, of which $40,000 was paid initially and the balance was due $10,000 per month monthly thereafter, plus 5,000,000 shares of Surge Global Energy common stock valued at $250,000. Concurrent with this purchase, the Company entered into an employment agreement with David McGuire for two years at a salary of $10,000 per month and reimbursement of expenses. Subsequently, Mr. McGuire assigned 100% of his stock interest in SEC-Compliance to the Company for nominal consideration. All assets previously purchased by the Company from SEC-Compliance were assigned to this corporation.

                        As of December 31, 2010, the Company and Mr. McGuire and McGuire Consulting Services, Inc. ("MCS") entered into a rescission agreement pursuant to which Mr. McGuire agreed to resign from Surge's board, return all of his 5,000,000 shares of the Company's Common Stock for cancellation, and cancel his employment agreement without penalty. Surge, in turn, transferred all assets and client lists of SEC-Compliance, Inc. and assigned all liabilities of SEC-Compliance to MCS all effective as of December 31, 2010.

                        MCS also agreed to indemnify Surge from any liabilities or claims related to SEC-Compliance, Inc. for a two-year period. Surge also agreed to make a one-time payment of $10,000 to MCS upon execution of the settlement agreement, receipt of the 5,000,000 Surge shares, resignation by Mr. McGuire from the Surge board and option cancellation of 400,000 stock options held by Mr. McGuire.

                        A total of $50,000.00 was paid agreement to Mr. McGuire in conjunction with the asset purchase agreement and $45,000.00 was paid pursuant to his consulting agreement the fourth quarter of 2010, which amounts the Company expects to recover from the receipt of shares in another company pursuant to the terms of the Rescission Agreement.

Oil and Gas Drilling Activities

                        In June 2008, we began the process of acquiring via lease oil and gas properties for drilling and development. Three properties were leased in 2008 and one in 2009. The two of the three properties acquired in 2008 were written off due to insufficient reserves. The first was drilled in November, 2008 in Crane County, Texas and was plugged and abandoned and fully impaired in 2008. The second well (Qualmay #1) commenced drilling in November, 2008 in Park County, Wyoming. This well was completed with natural gas and oil results, but after two fracture procedures the well was deemed commercially unsuccessful and was shut in. The Qualmay #1 was fully impaired for financial statement purposes in 2009 due to the lack of commercial reserves. The Company was successful in selling our 35% working interest\this property in December, 2010 and recovered approximately $39,000 of costs expensed previously. The third lease, on 2,500 acres in Pine Valley, Nevada was acquired in July, 2008 and was the lease expired and written off in 2010. The cost of drilling this Nevada well to explore this property was greater than the Company’s financial ability to complete it and we were unable to find partners or sell the property prior to the lease exploration period.

                        In December, 2009, the Company entered into an equipment lease agreement with Mandalay Energy, Inc. (“Mandalay”) to provide funds for the workover of four (4) oil and gas wells with an option to workover six (6) additional wells on a 40 acre lease located in Pawnee County, Oklahoma at a cost to the Company of $300,000. Shortly after workover operations commenced the operations were delayed by a dispute over leasehold rights by a new owner of the lease. Litigation between the landowner, and a cross complaint by Mandalay, has stopped development of the property until each party’s legal right are determined.

                        In 2010, the Company entered into a written settlement agreement with Mandalay for the recovery of $354,000 plus legal fees, none of which has been received pending the outcome of the above mentioned litigation. To minimize our exposure in this property, the Company also entered into a written agreement with CAVU Resources, Inc. in September, 2010 which provides for the return to us $130,000 of this investment, plus interest, which amount is expected to be paid in June, 2011. When received, this payment will in turn offset a similar amount of the settlement owed to us by Mandalay..

The Company has taken an impairment of $85,000 in the year ended December 31, 2010 to reflect our revised estimate of the net realizable value which will be ultimately recoverable from this property.

                        During 2010, the Company had opportunities to invest in new oil and gas properties. However, the Company was unable to receive additional financing to invest in any new projects. The Company's ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all and/or liquidate our investment in Andora on terms satisfactory to us, if at all. See "Risk Factors."

 Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”).  In November 2005 that subsidiary, renamed Signet Energy, Inc. (“Signet”) was reorganized.  Surge issued 5,100,000 shares of its common stock to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL.  Surge retained 10,500,000 shares of Signet after the foregoing transaction (approximately 49%) of Signet on a non-diluted basis.  As a result, we became a minority shareholder in Signet, and obtained leases of oil and gas properties from Deep Well and NAOL.  In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet.  On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to approximately 5.6% of the fully diluted shares of Andora.

As a result of the dismissal of the Dynamo lawsuit and a settlement agreement with Andora dated February 2, 2010, 375,000 Andora shares were paid to Andora in full payment of all outstanding claims of approximately $560,000 owed Andora for legal fees.

Andora is a privately owned oil and gas company of which 53.4% is owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.  After the foregoing transactions, we currently own approximately 5.1% of Andora on a fully diluted basis. For a more detailed description of this series of transactions, see Note B to our Consolidated Financial Statements, “Investment in Andora.”

As of December 31, 2010, we owned a total of 3,214,832 shares in Andora valued at $3,276,739 for financial statement purposes ($1.02 per share).

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

On June 28, 2007, the Company and Peace Oil sold certain assets of Peace Oil to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was approximately CDN$20,000,000, consisting of CDN$15,000,000 in cash and CDN$5,000,000 in common shares of North Peace at an agreed price of CDN$2.20 per share (the “North Peace Transaction”).  Since 2007, we have utilized the proceeds from the sale of North Peace stock to continue our operations in the oil and gas business.

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

In the year ended December 31, 2010 we sold 1,402,501 shares of North Peace for working capital purposes for total proceeds of $277,373 and a loss on sales of $104,633.  In the year ended December 31, 2009, we sold a total of 336,628 North Peace Energy shares for total proceeds of $155,799 and a loss on sales of $120,237. As a result, the Company no longer owns any North Peace shares.  For a more detailed description of this series of transactions, see Note 4 to our Consolidated Financial Statements.

11 Good Energy, Inc. Investment

On September 29, 2008, we made an initial investment in the biofuels sector with 11 Good Energy, Inc., a developer of G2 Diesel, a next generation biodiesel. The Convertible Note earned interest at 8% per annum and was due and payable on June 30, 2009. The Note was also convertible at a 15% discount to 11 Good Energy’s next equity financing. We elected to accept payment in full on the note in June, 2009 and relinquished our conversion right. We retained our right to approximately 107,843 of warrants to purchase 11Good Energy common stock exercisable at $2.55 which originally expired on June 30, 2010.

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

In October, 2009, we sold 450,000 11 Good Energy shares for $1.00 per share and realized proceeds of $450,000.  In February, 2010 we sold the remaining 50,000 11 Good Energy shares and realized cash proceeds of $122,500 and recorded a gain on sale of $108,750.

The Company continues to own a stock purchase warrant to acquire 107,843 shares of 11Good Energy, Inc. at $2.55 per share. The warrant had been scheduled to expire on June 30, 2010 but the expiration date was extended until June 30, 2012. The Company did not previously value the warrant for financial statement purposes since the Company did not have sufficient funds to exercise the warrant on or before June 30, 2010 but the extended expiration date and the prospect that 11 Good Energy, Inc. common stock will be publically traded this year has caused us to value the warrant at $102,451 as of December 31, 2010.

Working Capital Activities

In 2009, the Company sold 450,000 shares of 11 Good Energy for $450,000 and we invested $300,000 in an oil and gas equipment lease on property in Pawnee County, Oklahoma.

In 2010, the Company sold the remaining 50,000 11 Good Energy shares for $122,500.

In 2010, the Company issued a total of 2,200,000 common shares for net total proceeds of $218,000.

In December, 2010 the Company sold its interest in the Qualmay #12-42 well in Wyoming for $10,000.00 in cash due in March, 2011, foregiveness of lease operating expenses on the well totalling $19,405, and release of any plugging liability (estimated previously at $10,500), for a total recovery of $39,405.

Competition

The oil and gas business is highly competitive. Subject to receipt of additional financing, of which we can provide no assurances, we will compete with private, public and state-owned companies in all facets of the oil business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.  Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Government and Environmental Regulation

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the US and Canada relating to environmental, health and safety matters; laws affecting petroleum, chemical products and materials; and waste management.   Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. Foreign and domestic development, production and sale of oil are extensively regulated in Canada at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada and multiple state statutes and regulations where we intend to conduct operations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended December 31, 2010, we have relied on the services of outside consultants for services in addition to from one (1) to three (3) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.
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

RISKS RELATED TO OUR COMPANY
 Risk Factors

Loss of Investment Company Act Exclusion Would Adversely Affect Our Business

Surge Global Energy (“Surge”) currently relies on section 3(c)(9) of the Investment Company Act of 1940 (“1940 Act”) to avoid federal registration and regulation as an investment company. Section 3(c)(9) excludes from the 1940 Act’s definition on investment company “[a]ny person substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts related to such mineral royalties or leases, or fractional interests therein relative to such royalties, leases, or fractional interests.”

Any future failure by Surge to qualify for the section 3(c)(9) exclusion, or any other exemption or exclusion from the 1940 Act or the rules thereunder, could cause Surge to be required to register with the U.S. Securities and Exchange Commission as an investment company under the 1940 Act or to reorganize its business so as to avoid such registration and regulation. Regulation and registration as an investment company under the 1940 Act and the rules thereunder would, among other things, prevent Surge from conducting its business as described herein.

We will need additional financing to carry out our business plans and to finance our future operations.

 We have a history of net losses and expect that our operating expenses will continue the need to raise additional financing as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties, subject to availability of sufficient cash resources.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration operations. We may need to become involved in litigation to preserve our rights, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.   In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis.

Our Oklahoma property may not produce oil and gas in commercial quantities sufficient to be profitable.

 In December, 2009, the Company entered into a lease and equipment agreement with Mandalay Energy, Inc. to provide funds for the workover of four (4) oil and gas wells initially with an option to workover six (6) additional wells on a 40 acre lease located in Pawnee County, Oklahoma. After workover operations commenced the operations were delayed by a dispute over leasehold rights by a new owner of the lease. We can provide no assurances that the amount of natural gas and barrels of oil per day will be actually recoverable from our Oklahoma property and sold in sufficient commercial quantities for us to profitably operate this property. As a result we have written down this asset by $85,000 in the quarter ended December 31, 2010. In September, 2010 the Company concluded an agreement with CAVU Resources, Inc. to recover $130,000 plus interest relating to this property. However, we have not yet received any payment as required by the agreement. See “Item 1 – Oil and Gas Drilling Activities.”

We may be involved in litigation and other disputes.

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

We are an exploration stage company with an accumulated deficit of $38,773,070.

 In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas exploration business. As a result, we are an exploration stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS7”), with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception and the inception of our exploration stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations.

 During the year ended December 31, 2010 we reported a net loss of $1,050,802 and a comprehensive income after unrealized losses on available for sale securities and foreign currency adjustments of $1,049,701. In 2009, we reported a net loss of $2,329,180 and a comprehensive loss of $1,334,372. We cannot give any assurances that we can achieve profits from operations. For the period from inception of exploration stage through December 31, 2010, the Company has accumulated losses of $38,773,070.

We may not be able to acquire other profitable oil and gas interests.

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil reserves are ultimately discovered in commercial quantities for production capability or to attract the interest of larger oil field companies. We do not have an established history of locating and developing properties that have oil and gas reserves. We may not have adequate working capital to invest in new properties.

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

We do not operate any of our drilled properties or the entities in which we hold interests and we therefore have no influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

●	if an operator refuses to initiate a project, we might be unable to pursue the project;
●	the operator might initiate exploration or development on a faster or slower pace than we prefer;
●	the operator might obtain additional financing which may further dilute our interest in the property as well as trigger additional asset impairment.

Any of these events could materially reduce the value of our properties as currently stated in our financial statements.

Information in this report regarding our future exploration and development projects reflects our current intent and is subject to change.

We do not currently have any new exploration and development plans. Whether we ultimately undertake additional exploration or development projects will depend on the following factors:

●	availability and cost of capital both by the company and our planned majority partners;
●	receipt of additional seismic data or the reprocessing of existing data;
●	current and projected oil or natural gas prices;
●	reserve results could be less than our anticipated recovery rate range;
●	success or failure of activities in similar areas;
●	changes in the estimates of the costs to complete the projects;
●	our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks;
●	decisions of our joint working interest owners and partners; and
●	market prices for our oil field assets could change and could vary when the development efforts and subsequent oil field values accrue.

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

The marketability of our production will depend on the proximity of our reserves to and the capacity of, third party services and facilities, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance.

 Our compliance with the Sarbanes-Oxley Act and other SEC rules concerning internal controls are time consuming, difficult and costly for us.

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

Our business operations are presently managed by one key employee, E. Jamie Schloss, who serves in the dual capacity as our Chief Executive Officer and our Chief Financial Officer. The loss of the services of such employee could seriously impair our business operations. Mr. Schloss’ employment contract expires on April 30, 2011. We do not have key man life insurance on our Chief Executive Officer, any of our executives, directors or employees. We can provide no assurances that Mr. Schloss’ contract will be extended on terms satisfactory to us, if at all.

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

  Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and we concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company, although no assurances can be given in this regard..

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned approximately 21,300,000 shares as of December 31, 2010, in the aggregate including warrants, stock options and voting rights exercisable with 60 days, approximately 50% of our fully diluted common stock.  These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCXB Bulletin Board, we could be investigated by the SEC or we could incur liability to our shareholders.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●
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

Our principal executive offices are presently located at 74-333 Highway 111, Palm Desert, California 92260. As of  May 1, 2011 we expect to rent on a month to month basis at $400.00 per month at that location. Previously, on May 6, 2008, we cancelled our prior six-month lease at 990 Highland Drive, Solan Beach, CA 92075 and entered into a new lease for a larger space (Suite #206) in the same building. The new lease is a three-year lease which commenced May 6, 2008. The annual rentals were $25,740 for the period from May 6, 2008 to May 5, 2009, $26,676 for the period from May 6, 2009 to May 5, 2010, and $27,612 for the period from May 6, 2010 to May 5, 2011 for approximately 2,000 feet of space. This space was sub-leased on January 1, 2010 at a rental of $500.00. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We commenced oil and gas exploration activities in February 2005. However, (1) we did not engage in any production activities during the fiscal years ended December 31, 2009 and 2010, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by ASC 932 (formerly Statement of Financial Accounting Standards No. 69 (“SFAS 69”), (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2007 and 2006 applicable to ASC932. We did commence drilling activities in 2008 but none of the properties were proved as of December 31, 2010 and have been substantially written off.

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil & gas well drilled on 40 acres of land in Park County, Wyoming.  The well did not perform to our expectations and in December, 2010 we sold this property for $10,000 in cash due in March, 2011 and the forgiveness of approximatley $29,000 in accrued liabilities.

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

In September, 2010, we entered into an agreement with CAVU Resources, Inc. for return of $130,000.00, plus interest, in conjunction with this property. We expect this payment to be received in June, 2011.

In December, 2010 we sold our entire 35% working interest in the Qualmay #1 well for $10,00.00 in cash and forgiveness of approximately $29,000 of accrued liabilities.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

ITEM 3.	LEGAL PROCEEDINGS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Currently there is no ongoing litigation. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

2009 Default Judgment against Subsidiary

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

Other than the foregoing, there are no other legal proceedings pending against the Company.

ITEM 4.	RESERVED.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted dually on the OTCXB Bulletin Board and the Pink Sheets under the trading symbol “SRGG.” The following table sets forth the high and low bid prices for our common stock for the periods indicated. Such quotations are taken from information provided by “Yahoo! Finance” and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	$0.13	$.0.02
June 30, 2009	$0.10	$0.02
September 30, 2009	$0.09	$0.04
December 31, 2009	$0.10	$0.04
March 31, 2010	$0.16	$0.05
June 30, 2010	$0.15	$0.10
September 30, 2010	$0.17	$0.05
December 31, 2010	$0.10	$0.03

American Stock Transfer (59 Maiden Lane, New York, NY 10038) is the registrar and transfer agent for our common shares.   As of April 1, 2011, we had 35, 887,387 shares of common stock outstanding and approximately 80 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Sale of Unregistered Securities

During the year ended December 31, 2010 and the three months ended March 31, 2011, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2010	Common Stock Options (1)	2,2000,000 shares and 1,900,000 warrants	$218,500 received from eight (8) Investors	Accredited Investors	Rule 506; Section 4(2)
2011	Common Stock and Warrants (2)	2,250,000 shares 2,250,000 warrants	$67,500 received from three (3) Investors	Accredited Investors	Rule 506; Section 4(2)

(1)  The Company offered to sell in a private placement a Unit at a cost of $50,000 per Unit. Each Unit consisted of 500,000 shares of Common Stock and Warrants to purchase 500,000 shares, exercisable over a period of two years at a price of $0.25 per share. The Company also sold 300,000 shares at $0.05 to two directors and an unrelated third party.

(2)  The Company offered to sell in a second private placement Units at a cost of $30,000 per Unit.  Each full Unit consisted of 1,000,000 shares of Common Stock at $0.03 per share and Warrants to purchase 1,000,000 shares, exercisable over a period of one year at a price of $.05 per share.

Repurchase of Securities

During fiscal 2010, the Company did not repurchase any of its securities, except as follows:

(1) See Item 13 regarding entering into consulting agreements in February, 2010 with three of the Company's former directors. These consulting agreements included the immediate cancellation of options to purchase a total of 4,700,000 options which had been issued previously in 2008 and 2009. The total cost of the consulting agreements was $200,000, all of which was paid in 2010.

(2)See” Item 1- Recent Developments” regarding the repurchase of 5,000,000 shares of Common Stock pursuant to a rescission agreement with SEC-Compliance, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2010 and December 31, 2009, should be read in conjunction with the audited annual financial statements and the notes thereto. The Company began implementing plans to establish an oil and gas development business in 2005. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, although we have and have had interests in Canadian companies.

Overview

For the year ended December 31, 2010 we had a comprehensive net loss of $1,049,700 versus a comprehensive loss in 2009 of $1,334,400, a decreased loss of $284,700. Details of these figures are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”  Equity transactions and sale of assets helped provide increased shareholders equity in 2010. The Company continues to seek additional capital to utilize its assets to fund its operations, but there can be no assurance that we will be able to raise additional working capital or complete other financings in the future.

In 2011, our financial focus will be on continuing to reduce operating expenses, realizing value from our remaining assets in order to position Surge to take advantage of oil and gas and other business opportunities, and raising additional financing to meet our cash liquidity and capital resource needs as they arise through the sale of common stock, debt and/or other convertible securities.

Results of Operations

For the year ended December 31, 2010, we had a net loss from operations of $1,051,000 versus a net loss in 2009 of $2,329,00, an improvement of $1,278,000. The net loss per share was $0.03 in 2010 versus a loss of $0.07 per share in 2009.

The Company had no operating revenues in the years ended December 31, 2010 and 2009 other than the sale of assets; we had a gain of $305,000 from the sale of investments in 2010, compared with a gain of $206,000 in 2009. In 2009 we had an impairment of marketable securities of $778,000 in 2009 with no comparable charge in 2010. We also had an impairment of oil and gas and related investments of $616,000 in 2010 versus an impairment on oil and gas properties of $572,000 in 2009.

Selling general and administrative expenses for the year ended December 31, 2010 compared to 2009 decreased by $589,000 to $733,000 from $1,322,000 in the comparable prior period. Included within this $589,000 decrease is a reduction of $131,000 of non-cash employee compensation costs, a decrease of $247,000 in payroll, consulting and related costs, a decrease of $75,000 in selling, general and administrative (SG&A) expenses, and a decrease of $136,000 in legal and audit expenses. The decrease in non-cash compensation cost of $131,000 in 2010 was the result of fewer options and warrants issued.  Depreciation and amortization decreased $1,200 from $6,300 in 2009 to $5,100 in 2010.

      Net financing cash flow in 2010 was $153,000 versus cash outflows of $160,000 in 2009, an improvement of $313,000 in cash flow from financing activities.

Net interest expense in 2010 was $2,600 versus interest income $143,100 in 2009, a decrease of $145,700.

Officer Loans and accrued salary:

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash.  As of December 31, 2010, a total of 16,667 Andora shares were issued pursuant to this agreement as $10,000 in salary due was converted into shares. Also, in fourth quarter of 2010 Mr. Schloss advanced funds to the Company. The total loan and deferred salary due Mr. Schloss at December 31, 2010 totalled $80,000. The loan was made without interest or prepayment penalty, is secured by Andora shares, and is repayable at the time a liquidity event (such as the sale of stock or collection of receivables), is completed.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $500 versus cash of $56,800 at December 31, 2009, a reduction of $56,300.  This decrease was comprised of net cash used in operating activities of $604,600, cash provided by investing activities of $394,000, cash flow provided in financing activities of $153,000, and the net effect of exchange rate changes on cash and cash equivalents of $1,100, which together reduced cash by $56,300. See cash flow statement for complete details.

Our net positve working capital position at December 31, 2010 was $129,000 versus working capital deficit of $72,000 at December 31, 2009, an improvement of $201,000. Current assets declined by $462,700 caused primarily by a reduction in cash of $56,300, a reduction in prepaid expenses of $53,200 and a reduction in investment of marketable securities of $278,200. Current liabilities decreased by $663,400, caused primarily by a decrease in accounts payable and accrued liabilities of $678,000 resulting primarily from the settlement with Andora of legal fees owed, payment of outstanding notes payable of $65,400 less an increase in loans payable to officer of $80,000.

The net cash flow deficit from operating activities was $604,600 versus cash used in operating activities of $936,300 in 2009, a decrease of $331,700. The decrease on the deficit consisted primarily of a reduction of $61,000 in net employee compensation expense arising from stock options and expenses issued to employees and directors, a decrease in the impairment  of marketable securities of $778,000 in 2009 versus none in 2009, a decrease of selling, general and adminstrative expenses of $589,000. The decrease in SG &A was primarily as a result of a reduction in legal fees in 2010 versus 2009.

The net cash flow provided in financing activities of $153,000 in 2010 consists of the Company receiving proceeds from the sale of common stock of $218,000 less principal payments on note payable of $65,000, as compared with cash used in financing activities of $159,000 for payment of notes in 2009.

We have a history of net losses and expect that our operating expenses will require additional financing as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties, subject to availability of sufficient cash resources.    To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration operations. We are involved in various litigations, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis. See “Risk Factors” under “Item 1.A.”

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

None.

Number of Employees

From our inception through the period ended December 31, 2010, we have primarily relied on the services of outside consultants for services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of December 31, 2010, we had one (1) full-time employee and we anticipate no increase in our administrative employment base during the next 12 months at the present time.

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

The report of the Independent Registered Public Accounting Firms, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No

Report of Independent Registered Public Accounting Firms	F-2~F-3

Consolidated Balance Sheets at December 31, 2010 and 2009	F~4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010 and 2009, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2010
F~5

Consolidated Statements of Stockholders' (Deficit) Equity for the period from January 1, 2005 (inception of exploration stage) through December 31, 2010	F-6 ~ F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2010	F-9 ~ F-11

Notes to Consolidated Financial Statements	F-12 ~ F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
(An Exploration Stage Company)
Palm Desert, California 92260

I have audited the accompanying consolidated balance sheets of Surge Global Energy, Inc. and its subsidiaries (“the Company”)  as of December 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor FL
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surge Global Energy, Inc.
(An Exploration Stage Company)
Palm Desert, California

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31,  2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the years then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 13, 2010

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$454	$56,756
Accounts Receivable	10,000	-
Production payments receivable	215,000	300,000
Investment in marketable securities	102,451	380,655
Prepaid expenses	12,169	65,363
Total current assets	340,074	802,774

Property and equipment, net of accumulated depreciation of $32,418 and $27,319, respectively	2,402	6,656
Oil and gas properties, using full cost accounting – unproved	-	553,241
Investment in Andora Energy	3,276,739	3,675,948

Total assets	$3,619,215	$5,038,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$131,011	$809,089
Loans Payable-Officer	80,000	-
Note payable	-	65,357
Total current liabilities	211,011	874,446

Asset retirement obligation	-	10,500
Total liabilities	$211,011	$884,946

Commitments and contingencies	-	-

Stockholders' equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 33,637,387 and 31,437,387 shares issued and outstanding, respectively	33,637	31,437
Additional paid-in capital	54,485,149	54,483,117
Accumulated other comprehensive income	-	(1,101)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(38,773,070)	(37,722,268)
Total stockholders' equity	3,408,204	4,153,673

Total liabilities and stockholders' equity	$3,619,215	$5,038,619

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2010	2009	2010
Operating expenses:
Selling, general and administrative expenses	$732,523	$1,321,643	$25,639,363
Accretion, depreciation and amortization	5,099	6,351	475,543
Oil and gas property impairment	615,741	571,948	8,089,912
Total operating expenses	1,353,363	1,899,942	34,204,008

Loss from operations	(1,353,363)	(1,899,942)	(34,204,008)
Equity in losses from affiliates	--	-	(2,099,663)
Loss on redemption of preferred shares	-	-	(105,376)
Gain(loss) on sale of marketable securities	305,138	206,013	1,168,789
Impairment of marketable securities	-	(778,377)	(3,707,514)
Warrants issued in connection with Peace Oil acquisition	-	-	(368,000)
Revaluation loss net of warrant liability	-	-	(431,261)
Interest income (expense)	(2,577)	143,126	(4,230,238)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105
Loss from continuing operations, before income taxes and minority interest	(1,050,802)	(2,329,180)	(42,452,166)
Benefit (provision) for income taxes	-	-	-
Income (loss) before non-controlling interest	(1,050,802)	(2,329,180)	(42,452,166)
Income (loss) applicable to non-controlling interest	-	-	3,679,096
Net income (loss)	(1,050,802)	(2,329,180)	(38,773,070)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	-	980,270	-
Foreign currency translation adjustment	1,101	14,538	-
Comprehensive income (loss)	$(1,049,701)	$(1,334,372)	$(38,773,070)

Income (loss) per common share - basic and diluted	$(0.03)	$(0.07)

Weighted average shares outstanding - basic and diluted	32,860,187	31,437,387

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)
THROUGH DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	4,138,639
Other stock options awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-		-	339,014	-	-	339,014
Net loss								(15,926,093)		(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$153,600	$(24,687,302)	$(12,337,511)	$3,387,760

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)
THROUGH DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit	Total
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760

Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	91,866
Employee stock option expense	-	-	-	-	1,348,943	-	-	-	-	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	2,309,400
Gemini note conversion	-	-	(2,000,000)	(2,000)	(898,000)	-	-	-	-	(900,000)
Peace Oil acquisition warrants	-	-	-	-	368,000	-	-	-	-	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,076,575	-	-	-	-	1,076,575
Exchange of Redeemable Preferred Shares into common stock			7,499,907	7,500	4,468,824	-	-	-	-	4,476,324
Foreign currency translation adjustment	-	-	-	-	-	-	(1,068,738)	-	-	(1,068,738)
Net loss								(11,343,620)		(11,343,620)
Balance at December 31, 2007	-	$-	36,470,337	$36,470	$48,963,611	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

Employee stock option expense	-	-	-	-	265,691	-	-	-	-	265,691
Stock compensation expense - Warrants	-	-	-	-	24,506	-	-	-	-	24,506
Retirement of stock on sale of Cynthia Holdings, Ltd	-	-	(1,000,000)	(1,000)	1,000	-	-	-	-	-
Options exercised	-	-	150,000	150	5,700	-	-	-	-	5,850
Purchase and cancellation of stock	-	-	(993,333)	(993)	(67,940)	-	-	-	-	(68,933)
Purchase and cancellation of stock from prior Cold Flow shareholders	-	-	(3,189,617)	(3,190)	4,774,054	-	-	-	-	4,770,864
Unrealized loss on available for sale securities	-	-	-	-	-	-	(980,270)	-	-	(980,270)
Foreign currency translation adjustment	-	-	-	-	-	-	899,499	-	-	899,499
Net income	-	-	-	-	-	-	-	607,835	-	607,835
Balance at December 31, 2008	-	$-	31,437,387	$31,437	$53,966,622	$-	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)
THROUGH DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit	Total
Balance at December 31, 2008	-	$-	31,437,387	$31,437	$53,966,622	$-	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550

Employee stock option expense	-	-	-		163,649	-	-	-	-	163,649
Stock compensation expense - Warrants	-	-	-	-	52,846	-	-	-	-	52,846
Unrealized gain on available for sale securities	-	-	-	-	-	-	980,270	-	-	980,270
Foreign currency translation adjustment	-	-	-	-	-	-	14,538	-	-	14,538
Net loss								(2,329,180)		(2,329,180)
Balance at December 31, 2009	-	$-	31,437,387	$31,437	$54,183,117	$-	$(1,101)	$(37,722,268)	$(12,377,512)	$4,153,673

Employee stock option expense	-	-	-		85,732	-	-	-	-	85,732
Issuance of common shares for various amounts			2,200,000	2,200	216,300					218,500
Foreign currency translation adjustment	-	-	-	-	-	-	1,101	-	-	1,101
Net loss								(1,050,802)		(1,050,802)
Balance at December 31, 2010	-	$-	33,637,387	$33,637	$54,485,149	$-	$-	$(38,773,070)	$(12,337,512)	$3,408,204

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(1,050,802)	$(2,329,180)	$(38,773,070)
Non-controlling interest		-	(3,679,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share of affiliate loss	-	-	2,099,663
Depreciation and amortization	5,099	6,351	475,403
Write-off of property and equipment	-	-	4,984
Impairment of oil and gas properties	615,741	571,948	10,010,117
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Amortization of discount attributable to warrants	-	-	629,192
Impairment of marketable securities	-	778,377	1,786,498
Interest on Gemini note		-	230,000
Amortization of discount on note receivable	-	(137,500)	(137,500)
Gain/loss on revaluation of warrant liability	-	-	431,261
Gain on sale of marketable securities	(305,128)	(206,013)	(1,168,779)
Loss on redemption of preferred shares		-	105,376
Beneficial conversion feature in conjunction with issuance of convertible notes payable		-	1,076,575
Founders stock		-	4,265,640
Debt discount		-	1,010,679
Non-cash compensation costs	102,720	163,649	6,862,550
Warrant expense	-	52,846	445,352
Change in operating assets and liabilities:
Other receivable	(10,000)	-	(142,384)
Prepaid expense and other assets	53,194	177,337	(31.429)
Other assets			80,958
Accounts payable and accrued liabilities	(15,399)	(14,143)	798,117
Income taxes payable	-	-	-
Net cash used in operating activities	$(604,575)	$(936,328)	$(11,083,468)

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2010	2009	2010
Cash flows from investing activities:
Purchases of property and equipment	$(845)	$-	$(115,900)
Production payment advanced	-	(300,000)	(300,000)
Proceeds from sale of marketable securities	399,873	605,795	1,195,301
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	275,000	275,000
Purchase of oil and gas properties	(5,000)	(98,490)	(13,469,019)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	394,028	482,305	(5,540,171)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	218,500	-	4,343,513
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	(65,357)	(159,613)	(225,000)
Proceeds from exercise of options	-	-	97,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	153,143	(159,613)	17,250,487
Effect of exchange rates on cash and cash equivalents	1,101	13,579	(786,299)

Net increase (decrease) in cash and cash equivalents	(56,302)	(600,087)	(159,451)

Cash and cash equivalents at the beginning of the period	56,756	656,843	159,935
Cash and cash equivalents at the end of the period	$454	$56,756	$454

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2010	2009	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,577	$7,032	$516,927
Cash paid during the period for taxes	-	-	8,112

Supplemental Disclosures of Non-Cash Transactions:
Amortization of debt discount-beneficial conversion feature of convertible debenture	-	-	2,099,067
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Unrealized loss on available for sale securities	-	(980,270)	-
Note payable issued on settlement of litigation	-	225,000	225,000
Exchange of North Peace shares for common shares	-	-	35,000
Asset retirement obligation	(10,500)	10,500	-
Andora shares issued for litigation settlement and salary	16,668	89,687	106,355
Cancellation of common shares	-	-	1,000
Andora shares issued in settlement of accounts payable	382,541	-	382,541

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, and 1294697 Alberta Ltd., (collectively the “Company”).  1294697 Alberta Ltd. does not have any ongoing business operations at this time.

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

For the period from January 1, 2005 (inception of exploration stage) through December 31, 2010, the Company has accumulated exploration stage losses of $38,773,070. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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
DECEMBER 31, 2010 AND 2009

 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.  A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2010.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $454 invested in cash in an account  maintained by a U.S. bank, all of which is subject to up to $250,000 of FDIC insurance.

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment. Property and Equipment

Property and equipment are stated at cost

When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $5,099 and $6,351 for the years ended December 31, 2010 and 2009, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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
DECEMBER 31, 2010 AND 2009

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $1,050,802 and $2,329,180 for the years ended December 31, 2010 and 2009, respectively. The Company’s cash position at December 31, 2010 was $454 compared with $56,756 at December 31, 2009, a decrease of $56,302. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $100,157 as of December 31, 2010 compared with current liabilities in excess of current assets of $71,672 in the prior year, an improvement of $171,829.  For the years ended December 31, 2010 and 2009, the Company used $604,575 and $936,328, respectively, of cash from operating activities. Cash from production payments receivable, sale of assets and proceeds from oil and gas investments are expected to occur in 2011. By reducing operating expenses in future periods and generating cash from the sale of marketable securities, production payments receivable and long term investments and proceeds from stock offerings management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized for the years ended December 31, 2010 and 2009 was $85,732 and $216,495, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the years ended December 31, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2008.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Subsequent Events

The Company evaluated events occurring between the end of the fiscal year, December 31, 2010, and the date when the financial statements were issued. Those events which do not affect the 2010 financials are listed as subseqent events, Note 17.

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

The Company believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The fair values of the Company’s Level 1 financial assets are available for sale securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2010 and 2009, The Company did not have any Level 2 or 3 financial assets or liabilities. The Level 1 available for sale securities have a carrying amount of $102,451 and a level 1 fair value of $102,451 based on quoted prices in active markets.

In February 2007, the FASB issued ASC 825 (formerly SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of ASC 320 (formerly FASB statement No. 115).” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under ASC 320.  Electing the fair value option for an existing held-to-maturity security will not call into question the intention of an entity to hold other debt securities to maturity in the future.  The Company implemented ASC 825 effective January 1, 2008, and it did not have a significant impact on the Company’s financial position, results of operations, or cash flows

In December 2007, the FASB issued ASC 810 (formerly SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This standard significantly changes the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are classified as stockholders’ equity, a change from its current classification between liabilities and stockholder’s equity. Any earnings attributable to minority interests are included in net earnings. Purchases and sales of minority interests are reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.  This statement is effective as of the first fiscal year that begins after December 15, 2008. The Company implemented ASC 810 effective January 1, 2009, and it did not have a significant impact on the Company’s financial position, results of operations, and cash flows.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE 2 – ACCOUNTS RECEIVABLE

In December, 2010, the Company sold its entire 35% working interest in the Qualmay 12-42 well in Wyoming. The sale provided for $10,000 be paid in cash, which payment was made in March, 2011, and forgiveness of lease related liabilities of $29,405.

NOTE 3 – CONVERTIBLE NOTE RECEIVABLE

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – CONVERTIBLE NOTE RECEIVABLE (continued)

The Note was either redeemable at face value or convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and was redeemable at the Company's election at the earlier of maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc.  The conversion price was to be calculated at 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants.  The number of warrants was to be equal to the number of common stock issuable upon conversion.  As a result of the foregoing, the Company received warrants to purchase 107,843 shares of 11 Good Energy common stock exercisable at $2.55 per share through the close of business on June 30, 2010, subsequently revised to June 30, 2012.

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

On June 11, 2009, the note receivable, accrued interest and legal fees thereon, totaling $295,057 was received in full. The discount on the convertible note was fully amortized using the effective interest method. At the same time, the 1,000,000 warrants issued at $0.75 per share were cancelled. The Company continues to own a stock purchase warrant to acquire 107,843 shares of 11Good Energy, Inc. exercisable at $2.55 per share.

The 11 Good Energy warrant had been scheduled to expire on June 30, 2010 but the expiration date was extended until June 30, 2012. The Company did not previously value the warrant for financial statement purposes since the Company did not exercise the warrant on or before June 30, 2010. But with the extended expiration date and the prospect that 11 Good Energy, Inc. common stock may become publicly traded in the second quarter of 2011 has caused us to value the warrant at $102,451 as of December 31, 2010, or $0.95 per warrant.

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

North Peace Energy Corp.

On June 28, 2007, Peace Oil sold certain assets to North Peace Energy Corp., a Canadian oil sands company listed on the TSX Venture Exchange (“North Peace”), including the Red Earth Leases.  The aggregate consideration was CDN$15,000,000 in cash and 2,270,430 restricted common shares of North Peace Energy shares initially valued at $2.20 per share.

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

At December 31, 2009, the Company owned 1,402,501 shares of North Peace Energy Corp valued at $366,905 or $0.26 per share. In view of material declines in the value of North Peace Energy shares, the Company reduced the value of this stock from $0.82 to $0.26 per share in 2009, resulting in an other than temporary impairment of $778,377 for the year ended December 31, 2009.

During the year ended December 31, 2010, the Company sold all of its 1,402,501 North Peace shares for total proceeds of $277,273 and a loss on sale of $104,633.

During the quarter ended December 31, 2010, the Company sold 183,000 North Peace shares at a loss of $17,099 for total proceeds of $40,683.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5– PRODUCTION PAYMENTS RECEIVABLE

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

In September, 2010, the Company entered into a written agreement with CAVU Resources, Inc. for CAVU to pay to the Company $130,000 of the $300,000 advanced to them by the operator of this property.

In December, 2010, the Company recognized a writedown of this asset of $85,000 to reflect its estimate of the property’s fair market value at December 31, 2010 after the foregoing.

 NOTE 6- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties were located in the United States.  Costs excluded from amortization as of December 31, 2010 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$553,241	$0	$-	$553,241
2010	(22,500)	0	0	(22,500)
Total	$530,741	$0	$0	$530,741
Writedown-2010	(530,741)			(530,741)
Balance	$0	$0	$0	$0

In 2008, the Company acquired drilling and exploration rights in three properties: White Pine County, Nevada; Park County, Wyoming and Crane County, Texas. The Company commenced drilling an exploration well on the Wyoming lease in 2008 and after completion of the well determined that the well did not produce commercial quantities of oil and/or gas and took an impairment charge for all of the costs incurred of $525,741 in 2010 and $571,948 in 2009.

In December, 2010, the Company sold its 35% working interest in the Wyoming property for $39,405, which amount was comprised of $10,000 in cash due in March, 2011, $18,405 in accrued lease operating expenses and a plugging liability of $10,500 both of which were forgiven in the sale.

In October, 2010, the Company wrote off $5,000 in leae acquition costs relating to the Nevada proprty.

In December, 2010, the Company reserved $85,000 against its production payment receivable account to reflect its estimate of recoverable costs. This receivable is related to its investment in its Oklahoma property, which was classified as a production payment receivable and is not reflected in the above table.

NOTE 7 - INVESTMENT IN ANDORA ENERGY CORPORATION

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

At that time, 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim, Andora was entitled to recover a claim of legal fees from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals, which only allowed the escrowed shares to be released upon settlement of all claims. Pursuant to the agreement reached between the Company and Andora, all shares were released from escrow to the Company in February, 2010 after payment of 375,000 Andora shares owned by the Company to Andora.

The net investment in Andora at December 31, 2010 and December 31, 2009 was $3,276,739 and $3,675,948, respectively. The change in value was due to the additional shares received and distributed in conjunction with the settlement of two lawsuits.  The Company owned a total of 3,606,501 common shares of Andora at December 31, 2009, of which 375,000 shares were disposed of subsequent to year end, leaving a balance of 3,231,501 shares.

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

NOTE 8 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year Ended December 31,
	2010	2009
Net Income/(Loss)	$(1,050,000)	$(2,329,000)
Income tax computed at combined U.S. and state statutory rates (40%)	(420,000)	(930,000)
Permanent differences	-	-
Changes in valuation allowance	420,000	930,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
Deferred tax assets:	2010	2009
Net operating loss carryforwards	$6,070,000	$5,650,000
Less valuation allowance	(6,070,000)	(5,650,000)
Total	$-	$-

At December 31, 2010, Surge had net operating loss carryforwards of approximately $14,400,000 for federal and approximately $10,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $420,000 and $930,000 in the years ended December 31, 2010 and 2009 respectively.  Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9 - LOANS PAYABLE-OFFICER

During the three months ended December 31, 2010, the Company’s Chief Executive officer advanced the Company a total of $80,000. which amount includes salary earned but unpaid. The loan was made without interest, is secured by Andora shares convertible at $0.60 per share, and is repayable without penalty at the time a liquidity event, such as sale of stock or collection of receivables, occurs.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 - NOTES PAYABLE

In 2010, the Company repaid $65,357 of Notes payable issued previously in conjunction with a legal settlement. The principal of the Note was orginally $225,000 and $159,643 was repaid in 2009.

NOTE 11 - CAPITAL STOCK

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

There were no capital stock transactions during the twelve months ending December 31, 2009.  In 2010, the Company sold a total of 2,200,000 common shares with a total of 1,900,000 warrants for total proceeds of $218,000, net of fees, to various accredited investors and directors of the company at prices form $0.05 to $0.11 per share.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at December 31, 2010.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	500,000	2.86	$0.08	500,000	$0.08
0.25	1,900,000	1.00	0.25	1,900,000	0.25
0.60	3,000,000	2.41	0.60	3,000,000	0.60
2.00	1,200,000	1.20	2.00	1,200,000	2.00
	7,700,000	1.47	$0.94	7,700,000	$0.94

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	7,925,000	$1.00
Granted	775,000	0.09
Exercised	-	-
Canceled or expired	(1,000,000)	0.75
Outstanding at December 31, 2009	7,700,000	0.94
Granted	1,900,000	0.25
Exercised	-	-
Canceled or expired	(3,000,000)	0.75
Outstanding at December 31, 2010	6,600,000	$0.71

For the year ended December 31, 2010 the Company issued 1,900,000 warrants which were fully vested at December 31, 2010. The  warrants were issued in conjunction with a common stock offering and no warrant expense was recorded in 2010 for these warrants.

During the year ended December 31, 2010, a total of 3,000,000 warrants expired unexercised.

For the year ended December 31, 2009, the Company issued warrants to purchase 775,000 shares of common stock to two consultants for legal services and financial consulting services at an average exercise price of $0.09 per share with a two year term and vesting immediately. Of the 775,000 warrants, 400,000 warrants vested during the three months ended September 30, 2009 as a result of terminating a consulting agreement.  Prior to the termination, the 400,000 warrants were to vest annually over a remaining 4 year term.  The fair value of $52,846 was recorded as warrant expense during the year ended December 31, 2009 and the warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the 775,000 warrants include: (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends.  The warrants had $0 intrinsic value at December 31, 2010.

Deferred taxes are provided on a liability method for taxable temporary differences resulting from the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets have resulted from the Company's net operating loss carry-forward, which has been reduced by an equal valuation allowance.  Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 - WARRANTS AND STOCK OPTIONS (Continued)

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at December 31, 2010.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055	1,200,000	3.31	$0.06	1,125,000	$0.06
0.07	1,600,000	3.92	0.07	733,334	0.07
0.08	2,200,000	2.16	0.08	2,200,000	0.08
0.10	400,000	2.21	0.10	133,333	0.10
$0.12	250,000	2.53	0.12	250,000	0.12
	5,650,000	2.81	$0.07	4,441,667	$0.08

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,450,000	$0.08
Granted	5,100,000	0.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009	11,550,000	$0.07
Granted	800,000	0.10
Cancelled or expired	(6,700,000)	0.07
Outstanding at December 31, 2010	5,650,000	$0.07

In 2010, there were 800,000 options granted at $0.10, 400,000 of which were cancelled in 2010. A total of 4,700,000 options were cancelled in 2010 pursuant to an agreement with three former directors which provided that these options would be cancelled as part of a consulting agreement which paid these former directors a total of $200,000. Another 2,000,000 options were canelled as a result of resignations of other directors. No stock options were exercised in 2010 or 2009.

All stock options and warrants issued were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2010 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

During 2010, options to purchase 800,000 shares of common stock were granted by Surge Global Energy, Inc. to its officers and directors at exercise prices of $0.10 per share, of which 400,000 were cancelled in December 2010. The remaining options have a term of five years from the date of grant. and  vest over 24 months.  Fair value expense of $85,732 was recorded in 2010 using the Black-Scholes method of option-pricing model for vested options.  Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2010 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Non cash compensation expense for stock option expense of $85,732 and $216,495 was charged to operations for expenses arising from the issuance of options during the years ended December 31, 2010 and 2009, respectively.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 – GAIN (LOSS) ON SALE OF INVESTMENTS

On October 22, 2009, the Company sold 450,000 shares of 11 Good Energy stock for $450,000 resulting in a gain on sale of $326,250.

During 2009, the Company sold a total of 336,628 North Peace Energy shares at a loss of $120,237.

In February, 2010, the Company sold its remaining 50,000 shares of 11 Good Energy stock for proceeds of $122,500 resulting in a gain on sale of $108,750.

In February, 2010, The Company sold 375,000 shares of Andora Energy at $1.60 per share in consideration of the cancellation of approximately $560,000 in accrued legal fees and other expenses and recoginzed a non-cash gain of $183,459.

In December, 2010, the Company recognized a gain on 11 Good Energy warrants which were had been valued at zero and recognized a non-cash gain of $102,451 based on the Black-Schloes value of the warrnants.

During 2010, the Company sold a total of 336,628 North Peace Energy shares at a loss of $89,522.

In total, the gains on sale of marketable securities in 2010 were $305,128 and $206,013 in 2009.

NOTE 14 - RELATED PARTY TRANSACTIONS

On May 1, 2008, the Company entered into an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, a salary increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.

During 2009, the Company settled lawsuits with a former director, Daniel Schreiber, and its former Chairman and CEO, David Perez.

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash.  As of December 31, 2010, a total of 16,667 Andora shares were paid to him pursuant to this agreement and $10,000 in salary was converted into shares. Also, in fourth quarter of 2010 Mr. Schloss advanced funds to the Company without interest. The total loans and deferred salary due Mr. Schloss at December 31, 2010 totalled $80,000. See Note 9 for further details.

NOTE 15 – LITIGATION MATTERS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. Currently we are not a party to any pending litigation matters.  Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows. The following is a description of our recent prior litigation:

2009 Default Judgment against subsidiary

Three Span Oil & Gas Litigation: On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc, in Midland Texas (Case #CC15386) for nonpayment of  $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $60,125 deficiency was unpaid.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 15 – LITIGATION MATTERS (continued)

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. The action against Surge Energy Resources, Inc. is for breach of contract, plus attorneys’ fees. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of December 31, 2010.  Surge Energy Resources, Inc. has no material assets or operations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

In May, 2001 the Company inteds on  leasing  space on a month-to-month basis at 74-133 Highway #111, Suite 101, Palm Desert, CA 92260 at a rental of $400 per month.

Employment Agreements

The company has an employment agreement with its Chief Executive Officer until April 30, 2011.

Consulting Agreements

The Company had no consulting agreements as of December 31, 2010.

NOTE 17 – SUBSEQUENT EVENTS

                        Subsequent to December 31, 2010 the Company sold a total of 2,250,000 shares of common stock to three accredited investors at $0.03 cents per share along with stock purchase warrants exercisable at $0.05 per share for total proceeds of $67,500. The warrants are exercisable for one year from the date of receipt of the funds.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of GBH CPAs

On October 27, 2010, Surge Global Energy, Inc. (the “Company”) dismissed GBH CPAs, PC (“GBH”) as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”) recommended and approved the decision to change independent registered public accounting firms. GBH’s report on Registrant’s financial statements for each of the two years ended December 31, 2009 and 2008 (collectively, the “Prior Fiscal Years”) did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report for the year ended December 31, 2008 contained an explanatory paragraph describing the existence of substantial doubt about the Registrant's ability to continue as a going concern. There were no disagreements (“Disagreements”) between Registrant and GBH during either (i) the Prior Fiscal Years, or (ii) the period January 1, 2009 through October 27, 2010 (the “Interim Period”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Years.

There were no reportable events under Item 304(a)(1) (v) of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

Engagement of Peter Messineo, CPA

On October 27, 2010, the Company engaged Peter Messineo, CPA (“Messineo”) to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2010. The Audit Committee approved the Company’s engagement of Messineo.

The Company did not, nor did anyone on its behalf, consult Messineo during the Company’s two most recent fiscal years and any subsequent interim periods prior to the Company’s engagement of that firm regarding the application of accounting principles to a specified transaction (completed or proposed), the type of audit opinion that might be rendered on the Company’s financial statements, any matter being the subject of disagreement or reportable event, or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management,  E. Jamie Schloss our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of, E. Jamie Schloss our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective and there was a material weakness due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the management is responsible for establishing and maintaining preparation of financial statements for external purposes consistent with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our chief executive officer and chief financial officer, namely, E Jamis Schloss, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by our management was that (1) we have not properly segregated duties as our chief executive officer/chief financial officer  who are one in the same person initiate, authorize, and complete all transactions,  and (2) we have not implemented measures that would prevent the chief executive officer/chief financial officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer/chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certify our financial reports.

 Accordingly, while we have identified certain material weaknesses in our system of internal control over financial reporting, we believe we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources would be appropriately applied elsewhere and when resources permit, it will address and remediate material weaknesses through implementing various controls or changes to controls. At such time as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

 This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer and chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables and narrative description sets forth, as of April 1, 2011, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each person currently serving as a director.  Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years. We currently have four vacancies on our board of directors.

Name	Age	Director Since	Present Position with Surge
E. Jamie Schloss	68	2008	Chief Executive Officer, Director
Charles Sage (2)	66	2008	Chairman, Director
Ed Korhonen (1)	75	2008	Director
Warren Dillard(2)	68	2009	Director
Dave Rapaport (1)	68	2009	Director

 (1)  Current member of Audit Committee
 (2)  Current member of Compensation Committee

E. Jamie Schloss, Chief Executive Officer, Chairman of the Board

Mr. Schloss, age 68, a certified public accountant for more than 30 years, joined our Board on February 11, 2008 and previously served on the Surge's Board from October 2004 to July 2006.  Mr. Schloss served as Chief Financial Officer from December 2005 to June 2006 and was appointed to serve as our Chief Executive Officer and Chief Financial Officer on February 19, 2008. Prior to his appointment as Chief Financial Officer in 2004, Mr. Schloss' company Castle Rock Resources, Inc. was engaged as a consultant to Surge. Castle Rock participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000.  Castle Rock continues to own and manage two oil & gas wells in south Texas which have been producing oil and gas for more than 15 years. Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios. Mr. Schloss’ extensive business, financial and leadership experience in the oil and gasoline industry particularly qualifies him for service on the Company Board.

Charles Sage, Director

Mr. Sage, age 66, joined our Board on February 11, 2008.  Mr. Sage was employed by the Goodyear Tire & Rubber Company from 1967 until 2000 where he held senior sales, marketing and general management positions.  Responsibilities included strategic planning, product and process rationalization, organizational development, merger and acquisitions, and succession planning. Since 2001, he has been engaged as a consultant to industrial rubber products companies seeking to broaden market presence through the acquisition of North American operations.  Mr. Sage has a Bachelor of Science (BS) degree from the Kelley School of Business at Indiana University, Bloomington, Indiana. Mr. Sage’s extensive business, managerial, executive and leadership experience in the industrial rubber product industry particularly qualifies him for service on the Company Board, as he brings diversification and independence to the Board..

David A. Rapaport, Director

David A. Rapaport, Esq., age 68, is currently Executive Vice President & General Counsel for High Capital Funding. He was a director and General Counsel for Middle Kingdom Alliance Group, a special purpose acquisition corporation which went public in December 2006 until July, 2009. He served as a director and on the audit committee of Reconditioned systems, Inc. a NASDCS listed refurbisher and distributor of office furniture from 2002 until 2005. His prior experience includes serving on several Boards of directors and managing Initial Public Offerings (IPO’s). Mr. Rapaport has a LLB from St. John’s University School of Law and is admitted to practice law in Georgia and New York.  Mr. Rapaport’s extensive diversified experience on the Board’s of many public companies as well as his lawyer skills and knowledge particularly qualifies him for service on the Company’s Board as an independent director.

Edwin J. Korhonen, Director

Edwin J. Korhonen, age 75, P.Eng., joined our Board on July 14, 2008. He is a graduate of Queen’s University Kingston ON (1957) with a BS.C in Electrical Engineering. He is a member of the Professional Engineers of Ontario. Mr. Korhonen began his career as a Sales Engineer with Allen-Bradley selling electric motor controls. He then joined Campbell Soup in Toronto in 1963 and worked in production management and as Director of Engineering in the US, returning in 1973 as President of the Canadian Company. He subsequently became President of Nabisco Brands and then Maple Leaf Flour Mills in Canada until 1991. For the past 15 years, he has been involved as President with smaller, early-stage businesses, including Tracker Corporation, a bar code identification system to identify and return lost and stolen items; Eco Logic, a high temperature hydrogen technology to destroy hazardous and toxic materials; and since 1998 as President and investor in Northstar Multicorp, manufacturer of a peat-based absorbent to clean up oil spills, currently exported to over 15 countries. He also served 21 years on the Board of Governors of the Queensway Hospital in Toronto, including serving as Treasurer and Chairman of the finance and audit committee for five years. Mr. Korhonen is currently a director of Timely Cash Inc. and RX 100 Inc. Mr. Korhonen’s extensive business, financial, management and leadership experience in a variety of industries particularly qualifies him for service on the Company Board as an independent director.

Warren M. Dillard, Director

Warren M. Dillard, age 68, has been active in the financial management world for nearly 40 years. A graduate of the Harvard Business School he entered business managing mutual funds, has had top level operating responsibility in a number of positions and is currently active in private investment banking. Mr. Dillard is currently President of Vanguard Energy, Inc., a Los Angeles based energy company. Until early 2006, Mr. Dillard was recently a Founder, Chairman and CEO of Global Card International, LLC, an international marketing company that sells and services debit cards to the “unbanked” populations of the world.. Mr. Dillard is the former Vice Chairman of The Gordon Group, of Los Angeles, California, and was responsible for financial and strategic planning, capital formation and corporate coordination of all of The Gordon Group of companies.  Previously, Mr. Dillard was President and Chief Financial Officer of the Group upon it’s founding in 2000 and was instrumental in developing each of its five business units.  This included a position as Chief Strategic Officer and Director of what is now known as iPayment Holdings, a now-public e-commerce payment gateway serving 20,000 merchants.  For the past 20 years, Mr. Dillard has been active in private investment banking for new and emerging growth companies in a variety of industries including real estate, oil & gas, financial services and technology.  This activity included raising private and public equity capital for an early stage high tech company in Silicon Valley that he took public, to which he was also appointed Chief Operating Officer, Chief Financial Officer and Director.  Mr. Dillard provides capital formation and business strategy consulting for early stage ventures in energy, technology and electronic commerce.  He received his BBA in Accounting from Texas A & M University and his MBA in Finance with Honors from the Harvard Business School. Mr. Dillard’s extensive business, financial, management and leadership experience in a variety of industries particularly qualifies him for service on the Company Board as an independent director.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director and each nominee recommended by the Board, or any of his or her family members, and Surge, its senior management and its independent auditors, the Board has determined further that Charles Sage, Ed Korhonen, Warren Dillard, Dave Rapaport and Frederick Berndt are independent under the Board’s definition.  In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Surge, its senior management and its independent auditors since last making this determination.

Executive Sessions of Independent Directors

Our non-employee directors meet regularly in executive sessions where only non-employee directors are present.  Persons interested in communicating with the non-employee directors may address correspondence to a particular director or to the non-employee directors generally, in care of Corporate Secretary, Surge Global Energy, Inc., 74-130 Highway 111, Suite 101, Palm Desert, CA 92260.

Board Meetings

During the fiscal year ended December 31, 2010, the Board held 13 meetings. Each directorthen in office  attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served. We encourage, but do not require, our directors to attend the annual meeting of our stockholders.

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

Committees of the Board

The Board has two committees: an Audit Committee, and a Compensation Committee, with the members of each committee indicated below.

●	The Audit Committee consists of Dave Rapaport (Chair) and Edwin Korhonen.

●	The Compensation Committee consists of Charles Sage (Chair) and Warren Dillard and one vacancy.

Audit Committee

The Audit Committee consists of Dave Rapaport and Edwin Korhonen. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Audit Committee met 3 times in 2010. Our Board has adopted a written Audit Committee Charter.

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

Compensation Committee

The current members of the Compensation Committee are Charles Sage (Chair), Warren Dillard and one vacancy.  Each member of the Compensation Committee is “independent” under the Board’s definition. The Compensation Committee’s functions include making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee administers the Company’s stock plans (if any) and, within the terms of the respective stock plan, determines the terms and conditions of issuances. The Compensation Committee met 3 times in 2010. Our Board has adopted a written Compensation Committee Charter.

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

The Compensation Committee tracks the total compensation of each Executive Officer by reviewing, at least once a year, tally sheets that summarize the major elements of compensation. In addition, the Compensation Committee is responsible for reviewing and making recommendations to the Board with respect to new or amended broad-based, “qualified” benefit plans and programs and for reporting to the Board annually on succession planning.  The Compensation Committee has sole authority for compensating, retaining and terminating outside consultants and advisors who assist the Compensation Committee in performing its responsibilities.Our CEO serves as both CEO and CFO and does not determine or approve any element or component of his own base salary, annual incentive awards, long-term incentives or other aspects of compensation. The CEO does provide input and make recommendations to the Compensation Committee. These recommendations are based on various factors including individual contribution and performance, company performance, labor market conditions, complexity and importance of roles and responsibilities, reporting relationships, retention needs and internal pay relationships.

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

Surge Global Energy, Inc.
74-333 Highway 111, Suite 101
Palm Desert, California 92260
Attn: E. Jamie Schloss, Board Chairman

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

Communications with the Board

Stockholders may communicate with the Company by writing to Surge Global Energy, Inc., Attention: Corporate Secretary, 74-333 Highway 111, Suite 101, Palm Desert, CA 92260. Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Secretary of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us by reporting persons, and any written representations made to us by such persons that no other reports were required during the fiscal year ended December 31, 2010, all reports were timely filed by our executive officers and directors in 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2010, the positions they hold or held, and the year(s) in which they served.  Our officers are elected by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer, Director	68	2008 – present

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2010 and 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2010; (2) the Company’s two most highly compensated executive officers as of December 31, 2010 with compensation during fiscal year 2010 of $100,000 or more; and (3) those  individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2009.

Name and Principal Position	Fiscal Year	Salary/Fees ($)	Bonus ($)	Restricted Stock Awards (1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
E, Jamie Schloss, Chief Executive Officer and Chief Financial Officer(1) (2) (3)	2010	$ 126,000	$-0-	$-0-	$ -0-	$ -0-	-0-	$ 15,988	$141,988
E. Jamie Schloss. Chief Executive Officer and Chief Financial Officer (3)	2009	126,000	-0-	-0-	25,020	-0-	-0-	11,000	162,020

(1)
The options and restricted stock awards presented in this table for 2010 and 2009 reflects the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)
Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on the Board during 2010 or 2009. Mr. Schloss received $126,000 per annum as salaried compensation for being the both the Chief Executive Officer and Chief Financial Officer during 2010 and 2009, respectively. In 2010, Mr. Schloss agreed to accept $10,000 of this compensation in stock in Andora Energy, Inc. in lieu of cash, and received 16,667 Andora shares pursuant to that agreement. Mr. Schloss was not awarded any stock options in 2010. In 2010, $69,000 of is salary was accrued for financial statement pruposes but was not paid. In 2009, he was awarded 600,000 options that vested over 24 months at an exercise price of $0.055 per share with a full value of $25,020 per FAS 123R and he received. In 2008, Mr. Schloss received 1,700,000 options which remain unexercised.

That vested over 12 months at an exercise price of $.08 per share with a full value of $81,960 per FAS 123R. None of his options have been exercised. Mr. Schloss received an auto allowance of $9,000 in 2010 and 2009 and his wholly owned corporation, Castle Rock Resources, Inc., received $2,000 for tax preparation pursuant to his employment agreement in 2009. In 2010, Mr. Schloss received 16,667 shares of Andora Energy in lieu of $10,000 or compensation, which shares were valued at $0.60 and this value resulted in additional compensation of $6,988.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

 Employment Agreement

On April 15, 2010, the Company entered into a revised employment contract with E. Jamie Schloss, Chief Executive Officer and Chief Financial Officer, for employment either directly or indirectly through his controlled company. The guaranteed contract had an expiration date of December 31, 2010 but it was subsequently amended to terminate on April 30, 2011. This revised contract also covers reimbursement of expenses for services and other fringe benefits as described below:

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

Mr. Schloss’ emplyment was also amended in October, 2010 to reduce his monthly salary paid in cash to $8,000 per month with $2,500 per month for the period from September 1, 2010 to April 30, 2010 applied to the purchase of Andora shares from the Company at a price of $0.60 per share. A total of $10,000 of salary was paid in Andora shares in 2010 in lieu of cash.

Additionally, any advances made by Mr. Schloss are secured by Andora shares and are payable upon a liquidity event, or convertible into Andora shares at his option.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
E. Jamie Schloss (1)	1,700,000	-0-	-0-	$0.08	2/26/2013	N/A	N/A	N/A
E. Jamie Schloss(2)	600,000	-0-	-0-	$0.055	4/22/2014	N/A	N/A	N/A

(1)	All options issued in 2008 have vested as of March 31, 2011.

(2)	575,000 options issued in 2009 have vested as of March 31, 2011.

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

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the annual meeting, such amounts are not reflected in the compensation table below.

Compensation Table

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each current and former non-employee and non-executive director who served solely in the capacity of a director during fiscal 2010.

Name and Principal Position	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Nussbaum (3)	$-0-	$-0-	-0-	-0-	$131,914	$131,914
Jeffrey Bernstein (3)	$-0-	$-0-	-0-	-0-	$34,043	$34,043
Mark Fritz (4)	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Edwin Korhonen	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Kenneth Polin (3)	$-0-	$-0-	-0-	-0-	$34,043	$34,043
Charles Sage	$-0-	$22,600	-0-	-0-	$-0-	$22,600
Warren Dillard	$-0-	$-0-	-0-	-0-	$-0-	$-0-
David A. Rapaport	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Fred B. Zaziski (4)	$-0-	$-0-	-0-	-0-	$-0-	$-0-
David McGuire (5)	$-0-	$-0-	-0-	-0-	$95,000	$95,000

(1)
The options and restricted stock awards presented in this table for 2010 and 2009 reflects the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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
(3)
On February 19, 2010 the following directors of the Company resigned from the Board: Jeffrey Bernstein, Barry Nussbaum and Kenneth Polin (the “Former Directors”).  At the same time, the Company entered into consulting agreements with these three Former Directors for a period of six months or until August 18, 2010.  The consulting agreement provides for the cancellation of previously issued stock options which were granted to compensate the three Former Directors for their services to the Company.The agreed upon compensation for the Former Directors were paid, in the aggregate, an initial payment of $100,000 due on February 19, 2010 and six equal  installments of $16,667 per month commencing April 19, 2010.  The payments were divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director.Also pursuant to the consulting agreement, the Company and the Former Directors agreed to cancel immediately one-half of the outstanding stock options (2.35 million stock options) previously issued to the Former Directors.  The remaining 2.35 million stock options were cancelled in 2010 after all consulting payments due were made.

(4)	Mark Fritz and Fred Zaziski resigned from the Board during 2010 and 800,000 options issued to each of them previously expired unexercised.
(5)	See Item 13 regarding a description of a transaction and recission agreement with David McGuire, who briefly served on the Board in the fourth quarter of 2010.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2010.

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

Pension Plans

We had no sponsored a voluntary qualified 401(k) savings plan or pension plans available to full-time employees in either 2009 or 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during the fiscal year ended December 31, 20010 was, during such year or prior thereto, an officer or employee of the Company or any of its subsidiaries. During fiscal 2010, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 1, 2011, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities.  The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed.  Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 74-133 Highway 111, Suite 101, Palm Desert, CA, 92260.

Beneficial Owner	Shares Beneficially Owned		Percentage
Directors
Warren Dillard	600,000	(2)	1.64
Edwin Korhonen	781,227	(4)	2.15
David A. Rapaport	700,000	(3)	1.92

Charles Sage	1,350,000	(5)	2.74

Named Executive Officers/Directors
E. Jamie Schloss, CEO & CFO	4,450,000	(6)	11.65
Directors and officers as a group (5 persons)	7,531,000	(7)	18.60

Other Beneficial Owners
Gemini Master Fund Ltd. 12220 El Camino Real, Suite 400, San Diego, CA 92130	2,000,000	(8)	5.28
1216848 Alberta Ltd. 9702 71st Avenue, Grande Prairie, Alberta, Canada T8V 5E1	3,810,290	(9)	10.62
Mark C. Fritz 640 Aeolian Drive New Smynra Beach, FL 32168	4,112,500	(10)	11.07
Frederick C. Berndt 4450 Belden Village Street N.W. Suite 800 Canton, OH 44718	2,878,250	(11)	7.86

(1)
Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 1, 2011 by the exercise of options, warrants or other convertible securities.  All percents of class are based upon a total outstanding amount of 35,637,387 shares of our voting securities outstanding as of April 1, 2011.  Unless otherwise specified in the footnotes that follow, the indicated person has sole voting power and sole investment power with respect to the shares.

(2)	Includes vested options. Excludes 100,000 shares of an entity he manages but does not have direct ownership.
(3)	Includes 331,227 shares owned and options to purchase 550,000 shares.
(4)	Includes 100,000 shares and options to purchase 800,000 shares.
(5)	Includes 350,000 shares owned and 1,200,000 shares issuable upon exercise of stock options.

(6)
Includes 400,000 shares of common stock owned by Castle Rock Resources, Inc., of which Mr. Schloss is the sole owner, and 2,300,000 shares issuable upon exercise of stock options all of which have vested.

(7)	Includes 5,350,000 shares of common stock issuable upon exercise of options.
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

(9)	1216848 Alberta Ltd. is controlled by George Brown.
(10)	Includes 3,675,000 shares and 1,250,000 warrants.
(11)	Includes 2,128,250 shares and 750,000 warrants. Based on information provided from the latest Schedule 13D/A filed by Mr. Berndt with the Securities and Exchange Commission on May 11, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions prior to January 1, 2009 and January 1, 2010:

For a description of certain relationships and related transactions that occurred prior to fiscal 2010, the Company incorporates by reference Item 13 of its Form 10-K for its fiscal year ended December 31, 2009.

Transactions since January 1, 2010

On February 19, 2010 the following directors of the Company resigned from the Board: Jeffrey Bernstein, Barry Nussbaum and Kenneth Polin (the “Former Directors”).  At the same time, the Company entered into consulting agreements with these three Former Directors for a period of six months or until August 18, 2010.  The consulting agreement provides for the cancellation of previously issued stock options which were granted to compensate the three Former Directors for their services to the Company.The agreed upon compensation for the Former Directors were paid, in the aggregate, an initial payment of $100,000 due on February 19, 2010 and six equal installments of $16,667 per month commencing April 19, 2010.  The payments were divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director.Also pursuant to the consulting agreement, the Company and the Former Directors agreed to cancel immediately one-half of the outstanding stock options (2.35 million stock options) previously issued to the Former Directors.  The remaining 2.35 million stock options were cancelled in 2010 after all consulting payments due were made.

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash.  As of December 31, 2010, a total of 16,667 Andora shares were paid to him pursuant to this agreement and $10,000 in salary was converted into shares. Also, in fourth quarter of 2010 Mr. Schloss advanced funds to the Company without interest. The total loans and deferred salary due Mr. Schloss at December 31, 2010 totalled $80,000. The loan was made without interest, is secured by Andora shares, and is repayable without penalty at the time of a liquidity event, such as sale of stock or collection of receivables, occurs.

  On October 1, 2010 the Company entered into an asset purchase agreement to acquire all of the assets of SEC-Compliance, Inc. for a total of $350,000, of which $100,000 was payable in cash, of which $40,000 was paid initially and the balance was due $10,000 per month monthly thereafter, plus 5,000,000 shares of Surge Global Energy common stock valued at $250,000. Concurrent with this purchase, the Company entered into an employment agreement with David McGuire for two years at a salary of $10,000 per month and reimbursement of expenses. Subsequently, Mr. McGuire assigned 100% of his stock interest in SEC-Compliance to the Compliance to the Company for nominal consideration. All assets previously purchased by the Company from SEC-Compliance were assigned to this corporation.On January 25, 2011, the Company and Mr. McGuire and McGuire Consulting Services, Inc. ("MCS") entered into a rescission agreement pursuant to which Mr. McGuire agreed to resign from Surge's board, return his 5,000,000 shares of the Company's Common Stock for cancellation, and cancel his employment agreement without penalty. Surge would, in turn, transfer all assets and client lists of SEC-Compliance, Inc. and assign all liabilities of SEC-Compliance to MCS effective as of December 31, 2010 MCS also agreed to indemnify Surge from any liabilities or claims related to SEC-Compliance, Inc. for a two-year period. Surge also agreed to make a one-time payment of $10,000 to MCS upon execution of the settlement agreement, receipt of the 5,000,000 Surge shares, resignation by Mr. McGuire from the Surge board and option cancellation of 400,000 stock options held by Mr. McGuire. A total of $50,000 was paid agreement to Mr. McGuire in conjunction with the asset purchase agreement and $45,000 was paid pursuant to his consulting agreement the fourth quarter of 2010, which amounts the Company expects to recover from the receipt of shares in another company pursuant to the Rescission Agreement.

Independence of Directors

Reference is made to Item 10 for a definition of independent directors and management's identification of which directors the board has determined to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our previous auditors, GBH CPAs, PC, billed us $75,265 and $22,765 for professional services it rendered to us for the audit of the annual financial statements and review of the quarterly financial statements for 2009 and review of the quarterly financial statements for 2010, respectively. Our current auditors, Peter Messineo, CPA, billed us $1,350 for professional services it rendered to us for the audit of the annual financial statements and review of the quarterly financial statements for 2010.

Audit-Related Fees

The aggregate fees GBH CPAs, PC (our previous auditors) billed us in fiscal year 2010 for professional services rendered for audit related fees were $0 in fiscal 2010. The aggregate fees billed by Peter Messineo, CPA billed us in fiscal year 2010 for professional services rendered for audit-related fees was $0.

Tax Fees

The aggregate fees GBH CPAs, PC billed us in fiscal year 2010 for professional services rendered for tax compliance, tax advice or tax planning was $0 in fiscal 2009.

All Other Fees

GBH CPAs, PC(our previous auditors) and Peter Messineo, CPA (our current auditor) did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

10.01
Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.02
Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.03
Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.04
Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.05
Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.06
Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.07
Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)

10.08
Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.09
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

10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)
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
10.93
Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010

10.94
Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).

31.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

Dated: April 15, 2011	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	April 15, 2011
E. Jamie Schloss

/s/ David A. Rapaport	Director	April 15, 2011
David A. Rapaport

/s/ Edwin Korhonen	Director	April 15, 2011
Edwin Korhonen

/s/ Charles Sage	Director	April 15, 2011
Charles Sage

/s/ Warren Dillard	Director	April 15, 2011
Warren Dillard