Form 10-Q
period 2011-03-31
Surge Global Energy, Inc.
filed 2011-05-16
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
incorporation or organization)

74-333 HIGHWAY #111, SUITE 101
PALM DESERT, CALIFORNIA 92260
(Address of Principal Executive Offices)

Issuer’s telephone number: (760) 610-6758

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such  reports)  and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).    YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO  ☒

As of May 16, 2011, the Registrant had 35,887,387shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,873	$454
Accounts Receivable	-	10,000
Production payments receivable	215,000	215,000
Investment in marketable securities	85,375	102,451
Prepaid expenses	6,387	12,169
Total current assets	315,635	340,074

Property and equipment, net of accumulated depreciation of $34,829 and $33,442, respectively	1,378	2,402
Oil and gas properties, using full cost accounting – unproved	-	-
Investment in Andora Energy	3,263,998	3,276,739

Total Assets	$3,581,011	$3,619,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,905	$131,011
Loans payable - Officer	82,750	80,000
Total current liabilities	215,655	211,011

Total liabilities	215,655	211,011

Commitment and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 35,887,387shares and 33,637,387 shares issued and outstanding, respectively	35,887	33,637
Additional paid-in capital	54,566,727	54,485,149
Accumulated other comprehensive loss	(17,076)	-
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(38,882,670)	(38,773,070)
Total stockholders' equity	3,365,356	3,408,204

Total liabilities and stockholders' equity	$3,581,011	$3,619,215

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ending March 31,		For the period from January 1, 2005 (date of inception of exploration stage) through
	2011	2010	March 31, 2011
Operating expenses:
Selling, general and administrative expenses	$108,576	$265,534	$25,747,879
Accretion, depreciation and amortization	1,024	2,658	476,567
Oil and gas property impairment	-	2,532	8,089,102

Total operating expense	109,600	270,724	34,313,608

Loss from operations	(109,600)	(270,724)	(34,313,608)

Equity in losses from affiliates	-	-	(2,099,663)
Loss on redemption of preferred shares	-	-	(105,376)
Gain on sale of investments	-	270,063	1,168,789
Impairment of marketable securities	-	-	(3,707,514)
Warrants issued in connection with Peace Oil acquisition	-	-	(368,000)
Revaluation loss net of warrant liability	-	-	(431,261)
Interest income (expense), net		(1,626)	(4,230,239)
Gain on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105

Loss from continuing operations, before income taxes and minority interest	(109,600)	(2,287)	(42,561,766)

Provision for income taxes	-	-	-

(Loss) income before minority interest	(109,600)	(2,287)	(42,561,766)

Loss applicable to minority interest	-	-	3,679,096

Net (loss) income	$(109,600)	$(2,287)	$(38,882,670)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(17,076)	(120,943)	(17,076)
Foreign currency translation adjustment	-	7,424	-

Comprehensive (loss) income	$(126,676)	$(115,806)	$(38,889,746)

(Loss) income per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	34,562,387	32,068,4988

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Three Months Ended		of exploration
	March 31, March 31,		stage) through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(109,600)	$(2,287)	$(38,882,670)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	1,024	2,658	476,427
Write-off of property and equipment	-	-	4,984
Realized gain (loss) on sale of marketable securities	-	(270,063)	(1,068,779)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	-	2,532	10,919,117
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	29,069	28,691	6,829,335
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	-	,	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	3,039,038
Changes in operating assets and liabilities:
Other receivable	10,000	-	(132,384)
Prepaid expense and other assets	5,782	32,905	(25,647)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	4,644	(98,630)	802,761
Income taxes payable	-	-	-
Net cash used in operating activities	$(59,081)	$(304,194)	$(11,142,549)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period from
			January 1, 2005
			(date of inception
	For the Three Months Ended		of exploration
	March 31,	March 31,	stage) through
	2011	2010	March 31, 2011

Cash flows from investing activities:
Proceeds from sale of marketable securities	$-	$198,977	$1,195,301
Production payment advanced	-	-	(300,000)
Purchase of oil and gas properties	-	(7,532)	(13,469,.019)
Change in restricted cash	-	-	-
Deposits			(9,913)
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Purchases of property and equipment	-	-	(116,745)
Proceeds from notes receivable(net)	-	-	137,500
Proceeds from sale of oil leases	-	-	6,914,820
Payments for asset retirement obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,227)
Gemini note repayment	-	-	(1,380,000)
2006 Andora cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	-	191,445	(5,541,016)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	67,500	127,000	4,411,013
Repurchase of common stock	-	-	(33,933)
Proceeds from exercise of options	-	-	97,717
Principal payments on note payable	-	(44,368)	(225,000)
Net proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Andora stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	67,500	82,632	17,317,957

Effect of exchange rates on cash and cash equivalents	-	(11,894)	(787,401)

Net increase (decrease) in cash and cash equivalents	8,419	(42,011)	(151,062)

Cash and cash equivalents at the beginning of the period	454	56,756	159,935

Cash and cash equivalents at the end of the period	$8,873	$14,745	$8,873

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended March 31		For the period from January 1, 2005 (inception of exploration stage) through March 31,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$1,626	$506,669
Cash paid during the period for taxes
Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	17,076	120,943	650,050
Note payable issued for investment	-	-	225,000
Exchange of North Peace shares for common shares	-	-	35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067
Andora shares issued on settlement of litigation	-	570,780	89,687
Andora shares issued in lieu of cash compensation	12,741	-	29,729

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, and 1294697 Alberta Ltd., Ltd. (collectively the “Company”).

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

For the period from January 1, 2005 (inception of exploration stage) through March 31, 2011, the Company has accumulated total comprehensive exploration stage losses of $38,899,746. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

The consolidated balance sheet as of March 31, 2011, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of results expected for the full calendar year ending December 31, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2011, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended December 31, 2010 on Form 10-K filed with the SEC.

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
MARCH 31, 2011 AND 2010

 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.  A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of March 31, 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $8,873 invested in cash in accounts maintained by commercial banks, all of which is subject to up to $250,000 of FDIC insurance.

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
MARCH 31, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $109,600 and $2,287 for the three months ended March 31, 2011 and 2010, respectively. The Company’s cash position at March 31, 2011 was $8,873 compared with $454 at December 31, 2010, an increase of $8,419. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $99,980 as of March 31, 2011compared with current liabilities in excess of current assets of $129,063 in the prior year, a decrease of $29,083.  For the quarters ended March 31, 2011 and 2010, the Company used $59,081 and $304,194, respectively, of cash from operating activities. Cash from production payments receivable, sale of marketable securities and the sale of our investment in Andora are expected to occur later in 2011. By reducing operating expenses in future periods and generating cash from the sale of marketable securities, production payments receivable and long term investments and proceeds from stock offerings management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months.

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

Property and equipment are stated at cost

When retired or disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $5,099 and $6,351 for the years ended December 31, 2010 and 2009, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  Stock-based compensation expense attributable to stock options recognized for the quarters ended March 31, 2011 and 2010 was $16,328 and $28,691, respectively.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the quarters ended March 31, 2011 and 2010 included compensation expense for share-based payment awards granted prior to March 31, 2011 which vested during the corresponding quarters.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

Subsequent Events

The Company evaluated any events occurring between the end of the March 31, 2011 quarter, and the date when the financial statements were issued. Those events which do not affect the March 31, 2011 financials are listed as subsequent events, see Note 15.

NOTE 2 – ACCOUNTS RECEIVABLE

In December, 2010, the Company sold its entire 35% working interest in the Qualmay 12-42 well in Wyoming. The sale provided for $10,000.00 to be paid in cash, which payment was made on March 17, 2011, and forgiveness of lease related liabilities of $29,405.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 3 – CONVERTIBLE NOTE RECEIVABLE AND WARRANT

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

During the quarter ended March 31, 2011 the Company recorded an unrealized loss of $17,976 related to the 11 Good Energy warrants reducing the value of the warrants at March 31, 2011 to $85,375.

NOTE 4– PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment has been accounted for as a production payment receivable and is due from the operator.  The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due is paid.  Under the terms of the agreement, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well.  The repayments continue until such time as the Company has been repaid $354,000, plus legal fees.  The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter.  If the third party operator fails to pay amount due and payable or perform any provisions under the equipment lease agreement, the Company may elect to be assigned a 75% working interest in the wells.  In addition, the Company may exercise additional remedies, including taking possession of any equipment.

In September, 2010, the Company entered into a written agreement with CAVU Resources, Inc. for CAVU to pay to the Company $130,000, plus interest, of the $300,000 advanced to them by the operator of this property. The payment on the note is due on or before June 1, 2011.

In December, 2010, the Company recognized a writedown of this asset of $85,000 to reflect its estimate of the property’s fair market value at December 31, 2010 after the foregoing.

At March 31, 2011 the estimated net realizable value of the production payments receivable was $215,000.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 5- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties were located in the United States.  Costs excluded from amortization as of March 31, 2011 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$553,241	$0	$-	$553,241
2010	(22,500)	0	0	(22,500)
Total	$530,741	$0	$0	$530,741
Writedown-2010	(530,741)			(530,741)
Balance-March 31, 2011	$0	$0	$0	$0

In 2008, the Company acquired drilling and exploration rights in three properties: White Pine County, Nevada; Park County, Wyoming and Crane County, Texas. The Company commenced drilling an exploration well on the Wyoming lease in 2008 and after completion of the well determined that the well did not produce commercial quantities of oil and/or gas and took an impairment charge for all of the costs incurred of $525,741 in 2010 $571,948 in 2009.

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

NOTE 6 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, the Company’s subsidiary, Signet, completed the proposed business combination of Signet and Andora Energy Corporation ("Andora"). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock.  The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora. 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.  In connection with the Dynamo litigation claim, Andora was entitled to recover a claim from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals.

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

During the quarter ended March 31, 2011 the Company issued 12,500 shares of Andora common stock to its Chief Executive Officer in lieu of $7,500 in cash compensation due under his employment agreement.

At March 31, 2011 the Company owned 3,202,332 Andora shares valued at $3,263,998 ($1.02 per share), approximately 5% of Andora on a fully diluted basis.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 7 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the quarter ended March 31,
	2011	2010
Net Income/(Loss)	$(100,000)	$-
Income tax computed at combined U.S. and state statutory rates (40%)	(40,000)	-
Permanent differences	-	-
Changes in valuation allowance	40,000	-
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of March 31,
Deferred tax assets:	2011	2010
Net operating loss carryforwards	$6,170,000	$5,650,000
Less valuation allowance	(6,170,000)	(5,650,000)
Total	$-	$-

At December 31, 2010, Surge had net operating loss carryforwards of approximately $14,000,000 for federal and approximately $10,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $420,000 and $930,000 in the years ended December 31, 2010 and 2009 respectively.  Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership.

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

NOTE 8 - LOANS PAYABLE-OFFICER

During the three months ended March 31, 2011, the Company’s Chief Executive officer advanced the Company a total of $2,750 (net) which includes salary earned but unpaid. The balance of these advances was $82,750 at March 31, 2011. The balance at December 31, 2010 was $80,000.

The loan was made without interest, is secured by Andora shares convertible at $0.60 per Andora share, and is repayable without penalty at the time of a liquidity event, such as the sale of stock or collection of receivables, generates sufficient cash to repay this obligation.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 9 - CAPITAL STOCK

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

In the year ending December 31, 2010, the Company sold a total of 2,200,000 common shares with 1,900,000 warrants for total proceeds of $218,000, net of fees, to various accredited investors and directors of the company at prices from $0.05 to $0.11 per share.

During the three months ended March 31, 2011 the Company sold a total of 2,250,000 common shares and one year warrants exercisable at $0.05 per share to three accredited investors for total proceeds of $67,500.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of warrants outstanding at March 31, 2011.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	2,250,000	0.88	0.05	2,250,000	$0.05
0.08	500,000	2.61	$0.08	500,000	0.08
0.25	1,900,000	0.75	0.25	1,900,000	0.25
0.60	3,000,000	2.16	0.60	3,000,000	0.60
2.00	1,200,000	0.95	2.00	1,200,000	2.00
	8,850,000	1.39	$0.94	8,850,000	$0.53

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,900,000	0.25
Exercised	-	-
Canceled or expired	(3,000,000)	0.75
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2011	8,850,000	$0.53

For the quarter ended March 31, 2011 the Company issued a total of 2,250,000 warrants which were fully vested at March 31, 2011. During this quarter no warrants were exercised or cancelled.

The warrants were issued in conjunction with a common stock offering and no warrant expense was recorded in the quarter ending March 31, 2011 for these warrants.

During the year ended December 31, 2010, no warrants were issued or exercised and a total of 3,000,000 warrants expired unexercised.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS (Continued)

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at March 31, 2011.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.055	1,200,000	3.16	$0.06	1,200,000	$0.06
0.07	1,600,000	3.67	0.07	1,133,333	0.07
0.08	2,200,000	1.91	0.08	2,200,000	0.08
0.10	400,000	1.91	0.10	200,000	0.10
$0.12	250,000	2.28	0.12	250,000	0.12
	5,650,000	2.56	$0.07	4,983,333	$0.08

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,550,000	$0.07
Granted	800,000	0.10
Exercised	-	-
Canceled or expired	(6,700,000)	0.07
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2011	5,650,000	$0.07

In 2010, there were 800,000 options granted at $0.10, 400,000 of which were cancelled in 2010. A total of 4,700,000 options were cancelled in 2010 pursuant to an agreement with three former directors which provided that these options would be cancelled as part of a consulting agreement which paid these former directors a total of $200,000. Another 2,000,000 options were cancelled as a result of resignations of other directors. No stock options were exercised in 2010 or 2009.

All stock options and warrants issued were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2010 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

During 2010, options to purchase 800,000 shares of common stock were granted by Surge Global Energy, Inc. to its officers and directors at exercise prices of $0.10 per share, of which 400,000 were cancelled in December 2010. The remaining options have a term of five years from the date of grant and vest over 24 months.  Fair value expense of $85,732 was recorded in 2010 using the Black-Scholes method of option-pricing model for vested options.  Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2010 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Non cash compensation expense for stock option expense of $16,328 and $28,691 was charged to operations for expenses arising from the issuance of options during the quarter ended March 31, 2011 and 2010, respectively, arising from options that were granted in 2008 and 2010.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 11 – GAIN (LOSS) ON SALE OF INVESTMENTS

In February, 2010, the Company sold its remaining 50,000 shares of 11 Good Energy stock for proceeds of $122,500 resulting in a gain on sale of $108,750.

In February, 2010, The Company sold 375,000 shares of Andora Energy at $1.60 per share in consideration of the cancellation of approximately $560,000 in accrued legal fees and other expenses and recognized a non-cash gain of $183,459.

In December, 2010, the Company recognized a gain on 11 Good Energy warrants which were had been valued at zero and recognized a non-cash gain of $102,451 based on the Black-Scholes value of the warrants.

During 2010, the Company sold a total of 336,628 North Peace Energy shares at a loss of $89,522.

In total, the gains on sale of marketable securities in 2010 were $305,128 and $206,013 in 2009.

During the quarter ended March 31, 2011 the Company recorded an unrealized loss of $17,076 on its 11 Good Energy warrants.

NOTE 12 - RELATED PARTY TRANSACTIONS

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash.  See "Note 15."

As of December 31, 2010, a total of 16,667 Andora shares were sold to him pursuant to this agreement and $10,000 in salary was converted into shares. Also, in fourth quarter of 2010 Mr. Schloss advanced funds to the Company without interest. The total loans and deferred salary due Mr. Schloss at December 31, 2010 totaled $80,000. See Note 8 for further details.

NOTE 13 – LITIGATION MATTERS

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

2009 Default Judgment against subsidiary:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc, in Midland Texas (Case #CC15386) for nonpayment of $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid, which payments were not made.  The action against Surge Energy Resources was for breach of contract, plus attorneys’ fees and interest.

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009.

The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of March 31, 2011. Surge Energy Resources, Inc. has no material assets or operations.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On May 5, 2011 the Company leased space on a month-to-month basis at 74-133 Highway #111, Suite 101, Palm Desert, CA 92260 at a rental of $400 per month.

Employment Agreements

The company has an employment agreement with its Principal Executive Officer until June 30, 2011.

Consulting Agreements

The Company had no consulting agreements outstanding as of March 31, 2011. See "Note 15."

NOTE 15 – SUBSEQUENT EVENTS

On April 29, 2011, the Company elected Steven Vanechanos to the Board of Directors and issued 500,000 options to him at $0.064 per share exercisable ratably over the next 12 months. The Company entered into a consulting agreement with Mr. Vanechanos for the period from May 1, 2011 to December 31, 2011 which provides for him to assist the Company in mergers and acquisitions and other business opportunities at a fee of $5,000 per month which will be deferred until a liquidity event occurs.

On April 29, 2011, the Company extended the employment agreement with its Principal Executive Officer, E. Jamie Schloss, for two months until June 30, 2011.

On May 13, 2011, the Company elected Bruce N. Gallo to the Board of Directors and issued 500,000 options to him at $0.0349 per share exercisable ratably over the next 12 months.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this prospectus. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions, including, but not limited to, a discussion of such matters as the amount and nature of future capital, development and exploration expenditures, the timing of exploration activities; business strategies and development of our business plan and drilling programs, and potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in this prospectus.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2011 and the comparable period ending March 31, 2010, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

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

We are a Delaware corporation traded on the OTC Electronic Bulletin Board® under the symbol SRGG.OB. Our principal executive offices are located at 74-333 Highway #111, Suite 101, Palm Desert, CA 92260. Our telephone number is (760) 610-6758. Our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com.

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

As of March 31, 2011, the Company owned 3,202,332 Andora shares (approximately 5% of Andora) which are recorded at cost of $3,263,998 ($1.02 per share).

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. In view of limited production, this property was sold in December, 2010.

The Company was unable to raise additional capital to drill an initial test well on its Green Springs, Nevada property and decided to record an impairment on this property in the quarter ended June 30, 2010 in the amount of $560,943. The lease on this property was extended until September 1, 2010 and now has been cancelled. The Company has a right to a refund of $250,000.00 if drilling is commenced by the current leaseholder. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

The Company plans on maximizing the value of its investment in Andora common stock by seeking opportunities to sell or trade these securities for cash or other oil & gas properties. The Company’s current oil and gas investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development subject to the conditions described above as well as additional financing. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all.

Acquisition or Disposition of Plant and Equipment

In addition to the assets described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Disposition of Assets

There were no sales or dispositions of assets during the quarter ended March 31, 2011.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Number of Employees

From our inception through March 31, 2011, we have relied on the services of outside consultants and currently have one (1) full time employee and one (1) consultant. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Working Capital Activities

In March, 2011 the Company sold common stock Units in a private placement. Each full Unit’s cost was $30,000 and consisted of 1,000,000 shares of common stock and 1,000,000 stock purchase warrants. The warrants are exercisable over a period of one year from their issue date at a price of $0.05 per share. The Company sold a total of 2.25 units totaling 2,250,000 shares and issued 2,250,000 warrants for net proceeds of $67,500 to three accredited investors.

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

The competition in the various individual services described hereinabove is intense. Factors in this competition include not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product, historical experience with the client and complementary services. In the oil and gas business we compete with many large and experienced enterprises which have been in business for an extended period of time, have greater financial and other resources than we do at the present time. We can provide no assurances that we will be able to successfully compete in this highly competitive marketplace.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended March 31, 2011 and 2010 included compensation expense for share-based payment awards granted prior to March 31, 2010, but which vested in the quarter ending March 31, 2011 and 2010 respectively.

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

Results of Operations

For The Three Month Period Ending March 31, 2011 and March 31, 2010

The Company had no operating revenues in the three months ended March 31, 2011 or 2010.

For the three months ended March 31, 2011, the Company incurred a net loss of $109,600 versus a loss of $2,300 for the comparable period in 2010, an increased loss of $107,300 from the prior period.  The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended March 31, 2011 were $109,600 versus $270,700 in the comparable three months ended March 31, 2010, a decrease of $161,100 from the prior comparable period.  Included in operating expenses in 2010 was an impairment of an oil and gas property of $2,500 compared with no impairment in 2011. Selling, general and administrative expenses declined in the quarter ended March 31, 2011 to $108,600 compared with $265,500 in the comparable period in 2010, a decrease of $156,800. The decrease was attributable to a reduction of $12,000 in director stock option expense, a decrease in legal and accounting fees of $48,000, and decreases in consultation fees of $60,800 and a reduction of other operating expenses of $36,000.

Net interest expense for the three months ended March 31, 2011 was less than $1,000 versus net interest income of $1,600 for the three months ended March 31, 2010.

The gain on sale of securities in the three months ended March 31, 2011was none versus a gain of $270,000 in the comparable period in 2010.

Unrealized loss on available for sale securities in the three months ended March 31, 2011 was $17,000 versus none in the comparable period in 2010.

The total comprehensive loss for the three months ending March 31, 2011 was $126,700 versus a loss of $115,800 in the corresponding period in 2010.

Future Operating Trends

Our future operations will depend available cash resources, additional financing and/or the possible sale of all or portions of our investments of our 3,202,332 Andora shares or our 107,843 Eleven Good Energy, Inc. warrants.

We are continuing to seek a liquidity event for our Andora shares to maximize their value.

We can provide no assurances that any additional financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our investments should the need arise.

In July, 2010 the Company retained the services of Miller Tabak, LLC. for a period of one year to assist the Company in locating additional working capital and to explore other business opportunities. To date, the services of Miller Tabak have not resulted in any  accomplishments.

Liquidity and Capital Resources

Current Position

As of March 31, 2011 our current assets consisted of unrestricted cash and cash equivalents on hand of $8,900, marketable securities of $85,000, production payments receivable of $215,000 and prepaid expenses of $6,400 totaling $315,600 versus current liabilities of $215,700, thereby creating a working capital surplus of $100,000.  Our total net current assets at March 31, 2011 were $100,000 versus a working capital surplus of $129,000 as of December 31, 2010. For the three months ended March 31, 2011 our net working capital declined by $29,000. At December 31, 2010, the Company had cash on hand of $500 and other investments, production payments receivable and prepaid expenses of $339,500 for total current assets of $340,000 and at that time, the Company had current liabilities of $211,000, which resulted in a working capital surplus of $129,000.

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

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues.  Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties.  To make these acquisitions, our capital needs will increase substantially.  We have limited working capital and cash resources to fund our oil and gas exploration. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our oil and gas operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our oil and gas operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations.

The Company is seeking possible merger or acquisition candidates which can be obtained through the issuance of common or preferred shares.

Inflation

Our opinion is that inflation has not had a material effect on our operations. Inflation will increase operating expenses but since the Company’s Andora investment has significant oil reserves, such reserves should increase as oil prices increase due to inflation and market forces, which will in turn increase the value of our Andora shares.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management,  E. Jamie Schloss our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of, E. Jamie Schloss our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective and there was a material weakness due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the management is responsible for establishing and maintaining preparation of financial statements for external purposes consistent with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our principal executive officer and principal financial officer, namely, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the principal executive officer and principal financial officer that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no pending open litigation matters affecting the Company.

In a prior legal matter, the Company’s wholly owned subsidiary, Surge Energy Resources, Inc., incurred a default judgment against it in a litigation matter with Three Span Oil & Gas Litigation, the details of which are as follows:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc, in Midland Texas (Case #CC15386) for nonpayment of $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid.  The action against Surge Energy Resources was for breach of contract, plus attorneys’ fees.

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009.

The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of March 31, 2011.

Surge Energy Resources, Inc. has no material assets or operations.

ITEM 1A. RISK FACTORS

Risk Factors:

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail under “Risk Factors” in Item 1A of our 2010 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Loss of Investment Company Act Exclusion Would Adversely Effect Our Business

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the three months ended March 31, 2011, there were no sales of securities by the Company, except as follows:
Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

January and March, 2011	Common Stock and Warrants (1)	2,250,000 shares and 2,250,000 warrants	$67,500 received from three Investors; no commissions were paid.	Accredited Investors	Rule 506; Section 4(2)

1) The Company offered to sell in a private placement a Unit at a cost of $30,000 per Unit.  Each Unit consisted of 1,000,000 shares of Common Stock and Warrants to purchase 1,000,000 shares, exercisable at any time during the period of one year from the date of subscription at an exercise price of $0.05 per share.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the three months ended March 31, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

ITEM 5.  OTHER INFORMATION

None .

ITEM 6.	EXHIBITS

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

10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement. (filed herewith)
31.1
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: May 16, 2011	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)