Form 10-Q/A
period 2010-09-30
Surge Global Energy, Inc.
filed 2011-06-22
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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
incorporation or organization)

75-153 Merle Drive, Suite B
Palm Desert, California, 92211
(Address of Principal Executive Offices)

Issuer’s telephone number: (760) 610-6758

Issuer’s former address, changed since last report:  990 Highland Drive, Suite 206, Solana Beach, CA 92075

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

As of November 15, 2010, the Registrant had 38,637,387 shares of common stock issued and outstanding.

Explanatory Note
The purpose of this Amendment on Form 10-Q/A for Surge Global Energy, Inc. for the quarterly period ended September 30, 2010, previously filed with the Securities and Exchange Commission on November 15, 2010, is to amend the initial filing to reflect corrections on Pages 3, 4 and 5 (Consolidated Statement of Cash Flows), amend Note 3, add footnote 14 to the Notes to Consolidated Financial Statements, and change Item 4 (Controls and Procedures). The financial statements included herein for September 30, 2010 have been restated to reflect these changes. This Form 10-Q/A speaks of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing.

TABLE OF CONTENTS

10-Q/A- SURGE GLOBAL ENERGY, INC. 9-30-2010 10-Q/A-1

EX-31.1 (CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.)

EX-32.1 (CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350))

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited and Restated)

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,		For the period from January 1, 2005 (date of inception exploration stage) through September
	2010	2009	2010	2009	30, 2010
Operating expenses:
Selling, general and administrative expense	$179,388	$258,270	$538,894	$1,128,378	$25,445,734
Accretion, depreciation and amortization	985	(9,022)	4,627	4,557	475,071
Oil and gas impairment	4,379	245,038	567,404	564,948	8,040,765
Total operating expenses	184,752	494,286	1,110,925	1,697,883	33,961,570
Loss from operations	(184,752)	(494,286)	(1,110,925)	(1,697,883)	(33,961,570)
Equity in losses from affiliates	-	-	-	-	(2,099,663)
Impairment of marketable securities	-	-	-	-	(3,707,514)
Loss on redemption of preferred shares	-	-	-	-	(105,376)
Revaluation loss net of warrant liability	-	-	-	-	(431,261)
Gain (loss) on sale of marketable securities	(51,188)	(58,723)	204,675	(134,171)	1,068,326
Warrants issued in connection with Peace Oil acquisition	-	-	-	-	(368,000)
Interest income (expense), net	(273)	82,868	(2,234)	144,655	(4,229,896)
Gain on disposition of Peace
Oil and Peace Oil Corp.	-	-	-	-	1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(234,213)	(470,141)	(908,484)	(1,687,399)	(42,309,848)
Provision for income taxes	-	-	-	-	-
Loss before non-controlling interest	(234,213)	(470,141)	(908,484)	(1,687,399)	(42,309,848)
Gain applicable to non- controlling interest	-	-	-	-	3,679,096
Net loss	$(234,213)	$(470,141)	$(908,484)	$(1,687,399)	$(38,630,752)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	50,588	290,824	(10,596)	472,635	(10,596)
Foreign currency translation adjustment	16,517	19,147	8,218	21,932	7,117
Comprehensive loss	$(167,008)	$(160,170)	$(910,862)	$(1,192,832)	$(38,634,231)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)
	32,773,650	31,437,387	32,423,022	31,437,387

See accompanying footnotes to unaudited financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period from January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30,	September 30,	stage) through
	2010 (Restated)	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(908,484)	$(1,687,399)	$(38,630,752)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	4,627	4,557	474,931
Write-off of property and equipment	-	-	4,984
Realized gain (loss) on sale of marketable securities	(204,675)	134,171	(1,068,326)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	567,404	564,948	9,961,780
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	69,505	125,190	6,829,335
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	53,856	445,352
Interest on Gemini	-	-	230,000
Amortization of discount attributable to note receivable	-	(137,500)	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	3,039,038
Changes in operating assets and liabilities:
Other receivable	-	-	(132,384)
Prepaid expense and other assets	24,181	149,664	(60,442)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(84,845)	(24,104)	720,671
Income taxes payable	-	-	-
Net cash used in operating activities	(532,286)	(816,617)	(11,011,179)

See Note 14 and accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period from
			January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30,	September 30,	stage) through
	2010 (Restated)	2009	September 30, 2010

Cash flows from investing activities:
Proceeds from sale of marketable securities	359,189	140,231	1,154,617
Production payment advanced	-	-	(300,000)
Purchase of oil and gas properties	(14,163)	(87,154)	(13,478,182)
Change in restricted cash	-	-	-
Deposits			(9,913)
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Purchases of property and equipment	-	-	(115,055)
Proceeds from notes receivable	-	275,000	137,500
Proceeds from sale of oil leases	-	-	6,914,820
Payments for asset retirement obligation	-	-	61,773
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
2006 Andora cash balance unconsolidated	-	-	(5,626,405)
Net cash (used in) provided by investing activities	345,026	328,077	(5,578,673)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	218,500	-	4,593,487
Repurchase of common stock	-	-	(33,933)
Proceeds from exercise of options	-	-	97,717
Principal payments on note payable	(65,357)	(115,826)	(225,000)
Net proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from equity to debt conversion	-	-	250,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Andora stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	153,143	(115,826)	17,500,431

Effect of exchange rates on cash and cash equivalents	3,026	(15,346)	(784,375)

Net decrease in cash and cash equivalents	(31,091)	(619,712)	(134,270)

Cash and cash equivalents at the beginning of the period	56,756	656,843	159,935

Cash and cash equivalents at the end of the period	$25,665	$37,131	$25,665

See Note 14 and accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30		For the period from January 1, 2005 (inception of exploration stage) through Sept. 30,
	2010	2009	2010
	(Restated)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$171	$4,954	$506,669
Cash paid during the period for taxes

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares			1,000
Unrealized (gain) loss on available for sale securities	(10,596)	(472,635)	(10,596)
Note payable issued for investment	-	225,000	225,000
Exchange of North Peace shares for common shares	-	-	35,000
Asset retirement obligation	-	10,500	10,500
Amortization of debt discount-beneficial conversion feature of convertible debenture			2,099,067
Andora shares issued on settlement of litigation	382,221	89,687	471,908

See Note 14 and accompanying notes to unaudited consolidated financial statements.

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

On June 8, 2010, the Company entered into a compromise and settlement agreement with Mandalay. The agreement provides that Mandalay will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and assign to Surge all of Mandalay’s contract, tort and other claims against CAVU Resources, Inc. and Elton and Everett Carruth and/or W Energy, Plaintiffs in the lawsuit against Mandalay and others. Surge is not a party to this lawsuit. In November 2011, the Company entered into a settlement agreement with CAVU to settle our claim against them for $130,000. See "Note 13".

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES (Revised)

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES (Continued)(Revised)

During the three months ended September 30, 2010, the Company sold 397,000 shares of North Peace Energy Corp. for $67,222, resulting in a loss of $43,985. For the nine months ended September 30, 2010, the company realized cash proceeds of $238,689 from the sale of North Peace Energy shares and realized a loss on the sale of these shares of $87,534.

11 Good Energy Inc. Shares

During the nine months ended September 30, 2010, the Company sold 50,000 shares of 11 Good Energy stock for cash proceeds of $122,500 and recognized a gain on sale of $108,750.

In total, during the nine months ended September 30, 2010, the company realized cash proceeds of $359,189 from the sale of securities. The net gain on the sale of securities of $204,675 reflects the above two transactions and also includes the sale of Andora assets, which generated a non-cash gain of $183,459.

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

The net investment in Andora at September 30, 2010 and December 31, 2009 was $3,293,727 and $3,675,948, respectively. The change in value of $382,221was due to additional shares received from a legal settlement and shares distributed in conjunction with the settlement of lawsuits and the issuance of shares discussed above.

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

Non-cash compensation expense of $19,786 and $62,495 was charged to operations for expenses arising from the issuance of options for the quarter ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009 respectively, $69,505 and $179,046 of non- cash compensation were charged to operations.

No options were granted during the quarter ended September 30, 2010.

NOTE 9 – GAIN (LOSS) ON SALE OF INVESTMENTS

During the quarter ended September 30, 2010, the Company sold a total of 397,000 North Peace Energy (NPE) shares for $59,869, resulting in a loss of $43,985.

During the nine months ended September 30, 2010 the Company had a gain on sale of investments of $204,675.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 1, 2008, the Company entered into an Employment Agreement with Mr. E. Jamie Schloss as CEO which provided for initial salary for the period from June 17, 2008 through December 31, 2008 at the rate of $9,500 per month. Thereafter, an increase to $10,500 per month until June 30, 2009, then $11,500 per month until April 30, 2010. Mr. Schloss received payment for services rendered prior to the execution of the agreement for the periods from May 1, 2008 through June 16, 2008 and February 11, 2008 through April 30, 2008 at the rate of $9,500 per month.  On April 22, 2010 the Company extended Mr. Schloss’ employment agreement to extend until December 31, 2010 at a monthly salary of $10,500 per month which amended the terms of the original agreement. The amended agreement is cancellable by either the Company or Mr. Schloss on 90 days written notice.

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

The agreed-upon compensation for the Former Directors is, in the aggregate, an initial payment of $100,000 due on February 19, 2010 and six equal installments of $16,667 per month commencing April 19, 2010, all of which were paid in full.  The payments were divided among the Former Directors on a pro rata basis based on the number of options being canceled previously held by each Former Director. After all payments were made, a total of 2,350,000 options previously issued were cancelled.

During the three months ending September 30, 2010, three current directors purchased 150,000 common shares, without any warrants, for $0.05per share, for total proceeds of $15,000.

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

The operator of the Foust lease, Mandalay, has filed a counterclaim on behalf of all working interest owners against the landowner denying all claims. The Company has invested $300,000 in the Foust property and believes that Mandalay will ultimately be successful in resuming operations.     On June 8, 2010, the Company entered into a compromise and settlement agreement with Mandalay. The agreement provides that Mandalay will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and assign to Surge all of Mandalay’s contract, tort and other claims against CAVU Resources, Inc. and Elton and Everett Carruth and/or W Energy, Plaintiffs in the lawsuit against Mandalay and others. Surge is not a party to this lawsuit. In November 2010, the Company entered into a settlement agreement with CAVU to settle our claim against them for $130,000. See "Note 13".

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

In November 2010, the Company entered into a settlement agreement with CAVU to settle our claim against them for $130,000. The settlement amount is due on November 24, 2010 and if not paid by then will bear interest at 1% per month on any unpaid balance.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 14- RESTATEMENT OF SEPTEMBER 30, 2010 FINANCIAL STATEMENTS

Subsequent to the issuance of the September 30, 2010 financial statements, the auditors and management determined that the calculation of the amount of Andora shares issued in settlement of litigation on the September 30, 2010 cash flow statement was in error. The cash flow statements have been revised to accurately reflect this transaction. This change did not affect the net consolidated income, retained earnings, earnings per share or the Company’s balance sheet. This error has been corrected on these restated cash flow statements as set forth below.
.
SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended
	September 30,	September 30,
	2010 (Restated)	2010 (Originally Filed)	Effect of Changes
Cash flows from operating activities:
Net loss	$(908,484)	$(904,484)	$-
Non-controlling interest	-	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	4,627	4,627	-
Write-off of property and equipment	-	-	-
Realized gain (loss) on sale of marketable securities	(204,675)	(204,675)	-
Loss from redemption of preferred shares	-	-	-
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	-
Share of affiliate loss	-	-	-
Impairment of oil and gas properties	567,404	567,404	-
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	-
Impairment of marketable securities	-	-	-
Share-based compensation	69,505	69,505	-
Gain/loss on revaluation of warrant liabilities	-	-	-
Warrant expense	-	-	-
Interest on Gemini	-	-	-
Amortization of discount attributable to note receivable	-	-	-
Amortization of discount attributable to warrants	-	-	-
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-
Debt discount	-	-	-
Founders stock	-	-	-
Changes in operating assets and liabilities:
Other receivable	-	-	-
Prepaid expense and other assets	24,181	24,181	-
Other assets	-	-	-
Accounts payable and accrued liabilities	(84,845)	(650,525)	565,680	(1)
Income taxes payable	-	-	-
Net cash used in operating activities	(532,286)	(1,097,966)	565,680	(1)

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended		For the period from January 1, 2005 (date of inception of exploration stage) through
	September 30,	September 30,	September 30,
	2010 (Restated)	2010 (Original)	2010
Cash flows from investing activities:
Proceeds from sale of marketable securities	$359,189	$924,869	$(565,680)	(1)
Production payment advanced	-	-	-
Purchase of oil and gas properties	(14,163)	(14,163)	-
Change in restricted cash	-	-	-
Deposits	-	(9,913)	(9,913)	(2)
Consideration paid on sale of subsidiary	-	-	-
Purchases of property and equipment	-	-	-
Proceeds from notes receivable	-	-	-
Proceeds from sale of oil leases	-	-	-
Payments for asset retirement obligation	-	-	-
Proceeds from disposition of Peace Oil property	-	-	-
Purchase of marketable securities	-	-	-
Gemini note repayment	-	-	-
2006 Andora cash balance unconsolidated	-	-	-
Net cash (used in) provided by investing activities	345,026	910,706	(565,680)	(1)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of costs and fees	218,500	218,500	-
Repurchase of common stock	-	-	-
Proceeds from exercise of options	-	-	-
Principal payments on note payable	(65,357)	(65,357)	-
Net proceeds from Joint Venture Partner cash call obligations	-	-	-
Proceeds from convertible debentures	-	-	-
Proceeds from equity to debt conversion	-	-	-
Proceeds from note payable, gross	-	-	-
Proceeds from Andora stock, net of costs and fees	-	-	-
Deferred financing costs	-	-	-
Net cash (used in) provided by financing activities	153,143	153,143	-

Effect of exchange rates on cash and cash equivalents	3,026	3,026	-

Net decrease in cash and cash equivalents	(31,091)	(31,091)	-

Cash and cash equivalents at the beginning of the period	56,756	56,756	-

Cash and cash equivalents at the end of the period	$25,665	$25,665	$-

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30
	2010 (Restated)	2010 (Original)	Effect of Changes

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$171	$171	$-
Cash paid during the period for taxes

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	-
Cancellation of common shares			-
Unrealized (gain) loss on available for sale securities	(10,596)	(330,230)	-	(2)
Note payable issued for investment	-	225,000	-
Exchange of North Peace shares for common shares	-	-	-
Asset retirement obligation	-	10,500	-
Amortization of debt discount-beneficial conversion feature of convertible debenture			-
Andora shares issued on settlement of litigation	382,221	89,687	-	(2)

Note (1)

This change is a result of the recalculation of the non-cash gain on sale of securities to remove the non-cash portion attributable to the exchange of Andora shares for outstanding accounts payables.

Note (2)

These changes correct an error in the cash flow statement previously issued.

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

We are a Delaware corporation traded on the OTC Electronic Bulletin Board® under the symbol SRGG.OB. Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Our telephone number is (760) 610-6758. Our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com.

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found nonproductive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. In view of limited production, this property was written off in 2009 but continues to produce some oil and gas.

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

SEC-Compliance

On October 1, 2010 the Company acquired all of the assets of SEC-Compliance, Inc., a company engaged in the Edgarizing and XBRL businesses. These SEC-Compliance reporting services apply to annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the Securities and Exchange Commission ("SEC"). It also intends to offer commercial printing services of annual reports, proxy statements, reports and other custom printed matters. The Company is seeking to raise additional financing to operate and expand its SEC-Compliance business operations. We can provide no assurances that additional financing will be successfully raised by us on terms satisfactory to us, if at all. SEC-Compliance has a staff of two employees and utilizes the services of various independent contractors to process its workload and to meet its clients' time deadlines.

Acquisition or Disposition of Plant and Equipment

In addition to the assets described above, while we anticipate acquisitions of oil & gas properties, we do not anticipate the sale of any significant plant or equipment during the next twelve months other than computer equipment and peripherals used in our day-to-day operations.

Disposition of Assets

We sold a total of 183,000 shares of North Peace Energy, Inc. during the three months ended September 30, 2010 and realized proceeds of $59,869.

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

The loss on sale of securities in the three months ended September 30, 2010 was $51,000 versus a loss of $59,000 in the comparable period in 2009.

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

By reducing our operating expenses and planning acquisitions or dispositions of assets as necessary to manage the business properly and raising additional equity, the Company has in the past had sufficient capital resources to meet our continued cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations and in raising capital through the sale of common stock on terms acceptable to us, this could have a material adverse effect on our business, results of operations and financial position.

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

Three Span Oil & Gas Litigation:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc., in Midland Texas (Case #CC15386) for nonpayment of $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid.  The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of December 31, 2009. The action against Surge Energy Resources is for breach of contract, plus attorneys’ fees. Surge Energy Resources has no material assets or operations. A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009.

XL Litigation.

In June, 2010, the Company negotiated a settlement of a lawsuit it had filed against XL Insurance for $100,000.  This agreement was signed and payment was received in June, 2010.

ITEM 1.   LEGAL PROCEEDINGS (Continued)

Other Matters:

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

On June 8, 2010, the Company entered into a compromise and settlement agreement with Mandalay. The agreement provides that Mandalay will pay to Surge $354,000 plus Surge’s reasonable attorney’s fees and assign to Surge all of Mandalay’s contract, tort and other claims against CAVU Resources, Inc. and Elton and Everett Carruth and/or W Energy, Plaintiffs in the lawsuit against Mandalay and others. Surge is not a party to this lawsuit. In November 2011, the Company entered into a settlement agreement with CAVU to settle our claim against them for $130,000. See "Note 13".

ITEM 1A. RISK FACTORS

Risk Factor

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

(2)  The Company also sold 300,000 shares to Directors of the Company for $15,000.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the nine months ended September 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

Not applicable.

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

In November 2011, the Company entered into a settlement agreement with CAVU to settle our claim against them for $130,000. See "Note 13".

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

10.77
Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included are an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.

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

SURGE GLOBAL ENERGY, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: June 21, 2011	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)