Form 10-Q
period 2011-06-30
Surge Global Energy, Inc.
filed 2011-08-18
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer Identification No.)
incorporation or organization)

75-153 MERLE DRIVE, SUITE B
PALM DESERT, CALIFORNIA 92211
(Address of Principal Executive Offices)

Issuer’s telephone number: (760) 610-6758

Issuer’s former address, changed since last report: 74-133 Highway#111, Suite 101, Palm Desert CA 92260

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such  reports)  and (2) has been subject to such filing requirements for the past 90 days. YES  [x]     NO []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). YES []     NO [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer []
Accelerated Filer [ ]	Smaller Reporting Company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  []  NO [x]

As of August 15, 2011, the Registrant had 35,887,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	June 30, 2011 (Unaudited)	December 31,2010 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$65	$454
Accounts receivable	—	10,000
Production payments receivable	140,000	215,000
Investment in marketable securities	—	102,451
Prepaid expenses	2,373	12,169
Total current assets	142,438	340,074

Property and equipment, net of accumulated depreciation of $34,154 and $32,418, respectively	2,191	2,402

Investment in Andora Energy common stock	2,385,576	3,276,739

Total Assets	$2,530,205	$3,619,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,380	$131,011
Loans payable officer	114,650	80,000
Total current liabilities	271,030	211,011

Total liabilities	271,030	211,011

Commitment and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A, Series B and Special Voting Preferred - none issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 35,887,387shares and 33,637,387 shares issued and outstanding, respectively	35,887	33,637
Additional paid-in capital	54,585,677	54,485,149
Accumulated other comprehensive loss	(878,422)	—
Accumulated deficit	(12,337,512)	(12,337,512))
Deficit from inception of exploration stage	(39,146,455)	(38,773,070))
Total stockholders' equity	2,259,175	3,408,204

Total liabilities and stockholders' equity	$2,530,205	$3,619,215

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ending		For the Six Months Ending		For the period from January 1, 2005(date of inception of exploration stage) through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
Operating expenses:
Selling, general and
administrative expense	$85,622	$93,971	$194,198	$358,505	$25,933,561
Accretion, depreciation
and amortization	712	985	1,736	3,643	477,279
Oil and gas impairment	75,000	560,943	75,000	563,025	8,164,102
Total operating expenses	161,334	655,449	270,934	926,173	34,474,942
Loss from operations	(161,334)	(655,449)	(270,934)	(926,173)	(34,474,942)
Equity in losses from
affiliates	—	—	—	—	(2,099,663)
Impairment of marketable
securities	—	—	—	—	(3,707,514)
Loss on redemption of
preferred shares	—	—	—	—	(105,376)
Revaluation loss net of
warrant liability	—	—	—	—	(431,261)
Gain (loss) on sale of
marketable securities	(102,451)	(16,200)	(102,451)	253,863	1,066,388
Warrants issued in
connection with Peace
Oil acquisition	—	—	—		(368,000)
Interest income (expense)
net	—	(335)	—	(1,961)	(4,230,238)
Gain on disposition of
Peace Oil and Peace
Oil Corp.	—	—	—		1,525,105
Loss from continuing
operations, before
income taxes and non-
controlling interest	(263,785)	(671,984)	(373,385)	(674,271)	(42,825,551)
Provision for income
taxes	—	—	—	—	—
Loss before non-
controlling interest	(263,785)	(671,984)	(373,385)	(674,271)	(42,825,551)
Gain applicable to non-
controlling interest	—	—	—	$—	3,679,096
Net loss	$(263,785)	$(671,984)	$(373,485)	(674,271)	$(39,146,455)
Other comprehensive
income:
Unrealized gain (loss) on
available for sale
securities	(861,346)	59,659	(878,422)	(61,284)	(878,422)
Foreign currency
translation adjustment	—	(15,723)	—	(8,299)	—
Comprehensive loss	$(1,125,131)	$(628,048)	$(1,251,807))	$(743,854)	(40,024,877)
Net loss per common share -
basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Weighted average shares
outstanding	35,887,387	32,773,650	35,228,547	32,423,022
See accompanying footnotes to unaudited financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the Six months ended		of exploration
	June 30, June 30,		stage) through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(373,385)	$(674,271)	$(39,146,455)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	1,736	3,643	477,139
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	102,451	(253,863)	(1,066,328)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	75,000	563,025	10,085,117
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	48,019	49,719	6,897,828
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	-	458,093
Interest on Gemini note	-	-	230,000
Amortization of discount attributable to note receivable	-	, -	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Other receivable	10,000	-	(132,384)
Prepaid expense and other assets	9,795	44,890	(21,634)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	60,019	(131,052)	858,136
Income taxes payable	-	-	-
Net cash used in operating activities	$(66,364)	$(397,909)	$(11,149,833)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

			For the period from
			January 1, 2005
			(date of inception
	For the Six Months Ended		of exploration
	June 30,	June30,	stage) through
	2011	2010	June 30, 2011

Cash flows from investing activities:
Proceeds from sale of marketable securities	$—	$299,322	$1,195,301
Production payment advanced	—	—	(300,000)
Purchase of oil and gas properties	—	(9,784)	(13,469,019)
Change in restricted cash	—	—	—
Deposits			(9,913)
Consideration paid on sale of subsidiary	—	—	(1,533,395)
Purchases of property and equipment	(1,525)	—	(118,270)
Proceeds from notes receivable(net)	—	—	137,500
Proceeds from sale of oil leases	—	—	6,914,820
Payments for asset retirement obligation	—	—	51,273
Proceeds from disposition of Peace Oil property	—	—	14,071,294
Purchase of marketable securities	—	—	(5,475,227)
Gemini note repayment	—	—	(1,380,000)
2006 Andora cash balance unconsolidated	—	—	(5,626,405)
Net cash (used in) provided by investing activities	(1,525)	289,538	(5,542,541)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	67,500	171,000	4,411,013
Repurchase of common stock	—	—	(33,933)
Proceeds from exercise of options	—	—	97,717
Principal payments on note payable	—	(65,357)	(225,000)
Net proceeds from Joint Venture Partner cash call obligations	—	—	125,000
Proceeds from convertible debentures	—	—	1,710,000
Proceeds from equity to debt conversion	—	—	250,000
Proceeds from note payable, gross	—	—	10,421,933
Proceeds from Andora stock, net of costs and fees	—	—	1,769,602
Deferred financing costs	—	—	(1,208,375)
Net cash (used in) provided by financing activities	67,500	105,643	17,164,814

Effect of exchange rates on cash and cash equivalents	—	(4,726)	(632,312)

Net increase (decrease) in cash and cash equivalents	(389)	(7,454)	(159,870)

Cash and cash equivalents at the beginning of the period	454	56,756	159,935

Cash and cash equivalents at the end of the period	$65	$49,302	$65

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30		For the period from January 1, 2005 (inception of exploration stage) through June 30,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$171	$516,927
Cash paid during the period for taxes			8,112
Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	-	-	1,710,000
Cancellation of common shares	-	-	1,000
Unrealized (gain) loss on available for sale securities	878,422	61,284	878,422
Note payable issued for investment	-	-	225,000
Exchange of North Peace shares for common shares	-	-	35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	-	-	2,099,067
Andora shares issued on settlement of litigation	-	570,780	382,541
Andora shares issued in lieu of cash compensation	12,741	-	29,729

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2011, the Company has accumulated total comprehensive exploration stage losses of $40,024,877. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

The consolidated balance sheet as of June 30, 2011, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter ended June 30, 2011 are not necessarily indicative of results expected for the full calendar year ending December 31, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2011, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended December 31, 2010 on Form 10-K filed with the SEC.

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

JUNE 30, 2011 AND 2010

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.  A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of June 30, 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has $65 invested in cash in accounts maintained by commercial banks, all of which is subject to up to $250,000 of FDIC insurance. See subsequent events footnote.

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

JUNE 30, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from operations before taxes of $263,785 and $671,984 for the three months ended June 30, 2011 and 2010, respectively. The Company’s cash position at June 30, 2011 was $65 compared with $454 at December 31, 2010, a decrease of $389. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $128,592 as of June 30, 2011. In the year ended December 31, 2010 current assets were in excess of current liabilities by $129,063.  For the six months ended June 30, 2011 and 2010, the Company used $66,364 and $397,909, respectively, of cash from operating activities. The Company continues to need additional cash to manage its business. Cash from production payments receivable and the sale of our investment in Andora are expected to occur later in 2011. The Company is also negotiating a convertible loan for working capital purposes. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora share, production payments receivable and proceeds from stock or convertible note offerings management believes it should have has sufficient capital resources to meet projected cash flow needs through the next twelve months.

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

Property and equipment are stated at cost

When retired or disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $1,736 and $3,643 for the six months June 30, 2011 and 2010, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  Stock-based compensation expense attributable to stock options recognized for the six months ended June 30, 2011 and 2010 was $35,278 and $49,719, respectively. Additionally, $12,741 in executive compensation expense was incurred from the issuance of Andora shares in lieu of cash compensation.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the quarters ended June 30, 2011 and 2010 included compensation expense for share-based payment awards granted prior to June 30, 2011 which vested during the corresponding quarters.

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

Subsequent Events

The Company evaluated any events occurring between the end of the June 30,2011 quarter, and the date when the financial statements were issued. Those events which do not affect the June 30, 2011 financials are listed as subsequent events, see Note 15.

NOTE 2 – ACCOUNTS RECEIVABLE

In December, 2010, the Company sold its entire 35% working interest in the Qualmay 12-42 well in Wyoming. The sale provided for $10,000.00 to be paid in cash, which payment was made on March 17, 2011, and forgiveness of lease related liabilities of $29,405. As of June 30, 2011 the accounts receivable balance related to this sale had been paid in full.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

The 11 Good Energy warrant had been scheduled to expire on June 30, 2010 but the expiration date was extended until June 30, 2012. The Company did not previously value the warrant for financial statement purposes since the Company did not exercise the warrant on or before June 30, 2010. But with the extended expiration date and the prospect that 11 Good Energy, Inc. common stock may become publicly traded in the second quarter of 2011 we revalued the warrant at $102,451 as of December 31, 2010, or $0.95 per warrant.

During the quarter ended June 30, 2011 the Company determined that the value of the warrants was less than had been determined previously due to market conditions and the Company’s financial condition. Therefore we recorded a realized loss of $102,451 related to the 11 Good Energy warrants reducing the value of the warrants at June 30, 2011 to zero.

NOTE 4– PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a Cavu Resources, Inc under the terms of an equipment lease agreement with Mandalay Resources, Inc, the Operator, for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment was accounted for as a production payment receivable and is due from the operator.  The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due is paid.  Under the terms of a settlement agreement with the Operator, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well.  The repayments continue until such time as the Company has been repaid $354,000, plus legal fees.  The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter.  In addition, the Company may exercise additional remedies, including taking possession of any equipment or working interests owned by the Operator.

In September, 2010, the Company entered into a written agreement with CAVU Resources, Inc. for CAVU to pay to the Company $130,000, plus interest, of the $300,000 advanced to them by the operator of this property. The payment on the note was due in December, 2010 and remains unpaid.

In December, 2010, the Company recognized a write-down of this asset of $85,000 to reflect its estimate of the property’s fair market value at December 31, 2010 after the foregoing.

At June 30, 2011 the estimated net realizable value of the production payments receivable was $140,000 after the foregoing write offs. The Company is continuing its efforts to collect a portion of the amounts previously written off but there are no assurances that any recovery will occur without legal action.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 5- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties were located in the United States.  Costs excluded from amortization as of June 30, 2011 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$553,241	$0	$-	$553,241
2010	(22,500)	0	0	(22,500)
Total	$530,741	$0	$0	$530,741
Writedown-2010	(530,741)			(530,741)
Balance- March 31, 2011	$0	$0	$0	$0

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

In June, 2010 and December, 2010, the Company reserved a total of $160,000 against its production payment receivable account to reflect its estimate of recoverable costs. This receivable is related to its investment in its Oklahoma property, which was classified as a production payment receivable and is not reflected in the above table.

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

During the quarter ended June 30, 2011 the Company issued 4,166 shares of Andora common stock to its Chief Executive Officer in lieu of $2,500 in cash compensation due under his employment agreement.

At June 30, 2011 the Company recorded a temporary write-down of $878,422 to reflect the temporary reduction in value from $3,259,752 to $2,385,576 (a write-down approximately $0.27 per share to Cdn$0.72).

At June 30, 2011 the Company owned 3,198,166 Andora shares valued at $2,385,576 (Cdn$0.72 per share and US$0.746 per share), which represents approximately 5% of Andora on a fully diluted basis.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 7 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the six months ended June 30,
	2011	2010
Net Income(Loss)	$(373,000)	$(926,000)
Income tax computed at combined U.S. and state statutory rates (40%)	(150,000)	(370,000)
Permanent differences	-	-

Changes in valuation allowance	150,000	370,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of June 30,
Deferred tax assets:	2011	2010
Net operating loss carryforwards	$14,000,000	$13,000,000
Less valuation allowance	(14,000,000)	(13,000,000)
Total	$-	$-

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

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets have resulted from the Company's net operating loss carry-forward, which has been reduced by an equal valuation allowance.  Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. There are no assurances that any of the net operating losses can or will be utilized in the future.

NOTE 8 - LOANS PAYABLE-OFFICER

During the three months ended June 30, 2011, the Company’s Chief Executive Officer, Mr. E. Jamie Schloss, deferred a total of $29,000 in salary and made advances to the Company of $3,400 (net) which increased the balances of loans payable-officer to $114,650 at June 30, 2011.The balance of these advances was previously $82,750 at March 31, 2011 and $80,000 at December 31, 2010.

The loans and advances were made without interest until June 30, 2011. These loans and advances are secured by Andora shares convertible at $0.60 per Andora share, and the loans and advances are repayable without penalty at the time of a liquidity event, such as the sale of stock or collection of receivables, which generates sufficient cash to repay this obligation. After June 30, 2011 these advances will bear interest at 8% per annum.

Subsequent to June 30, 2011, the Company amended its employment agreement with Mr. Schloss whereby his compensation salary was reduced and provided for interest on these advances of 8% per annum. See subsequent events note for additional details.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

There were no capital stock transactions during the quarter ended June 30, 2011.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS

Class A Warrants.  The following table summarizes the balances of stock purchase warrants outstanding at June 30, 2011.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	2,250,000	0.63	0.05	2,250,000	$0.05
0.08	500,000	1.53	$0.08	500,000	0.08
0.25	1,900,000	0.50	0.25	1,900,000	0.25
0.60	3,000,000	1.91	0.60	3,000,000	0.60
Total	7,650,000	1.07	$0.94	7,650,000	$0.30

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,900,000	0.25
Exercised	-	-
Canceled or expired	(3,000,000)	0.75
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	-	-
Canceled or expired	(1,200,000)	-
Outstanding at June 30, 2011	7,650,000	$0.30

No warrants were issued during the quarter ended June 30, 2011. During this quarter no warrants were exercised or cancelled. For the quarter ended March 31, 2011 the Company issued a total of 2,250,000 warrants which were fully vested at March 31, 2011. The warrants issued in 2011 were in conjunction with a common stock offering and no warrant expense was recorded in the six months ending June 30, 2011 for these warrants.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at June 30, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.039.	500,000	2.85	$0.04	41,667	$0.04
0.064.	500,000	2.84	0.06	41,667	0.06
0.055	1,200,000	2,91	0.06	1,200,000	$0.06
0.07	1,600,000	3.42	0.07	1,333,333	0.07
0.08	2,200,000	1.66	0.08	2,200,000	0.08
0.10	400,000	1.66	0.10	250,000	0.10
0.12	250,000	2.03	0.12	250,000	0.12
	6,650,000	2.56	$0.06	6,416,667	$0.06

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS (Continued)

Transactions involving the Company's options issuance are summarized as follows:	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,550,000	$0.07
Granted	800,000	0.10
Exercised	-	-
Cancelled or expired	(6,700,000)	0.07
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	1,000,000	0.05
Cancelled or expired	-	-
Outstanding at June 30, 2011	6,650,000	$0.06

In June 30, 2011, a total of 1,000,000 options were granted at an average price of $0.05.

All stock options and warrants issued were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for options issued during the quarter ended June 30, 2011 include (1) discount rate range of 2.00% (2) option life of 3 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Non-cash compensation expense for stock option expense of $35,278 and $49,719 was charged to operations for expenses arising from the issuance of options during the six months ended June 30, 2011 and 2010, respectively, arising from options that were granted in 2009, 2010 and 2011.

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

During the quarter ended June 30, 2011, the Company reversed its unrealized loss of $17,076 related to its 11 Good energy warrants and recognized a realized loss on these warrants of $102,451.

NOTE 12 - RELATED PARTY TRANSACTIONS

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash.  See "Notes 8, 14 and 15."

As of December 31, 2010, a total of 16,667 Andora shares were paid to him pursuant to this agreement and $10,000 in salary was converted into shares. Also, in fourth quarter of 2010 Mr. Schloss advanced funds to the Company without interest.

The total loans and deferred salary due Mr. Schloss at June 30, 2011 totaled $114,650. See Note 8 for further details.

In May, 2011 the Company retained the services of Steven Vanechanos, a Director as a consultant at a fee of $5,000,00 per month which is payable upon a liquidity event.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

2009 Default Judgment against subsidiary:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc. in Midland Texas (Case #CC15386) for nonpayment of $60,125.  The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid, which payments were not made.  The action against Surge Energy Resources was for breach of contract, plus attorneys’ fees and interest.

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009.

The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of June 30, 2011. Surge Energy Resources, Inc. has no material assets or operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 5, 2011 the Company leased space on a month-to-month basis at 74-133 Highway #111, Suite 101, Palm Desert, CA 92260 at a rental of $400 per month. On July 1, 2011 the Company leased new space at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211 on a six month lease for $350.00 per month.

Employment Agreements

The company had an employment agreement with its Chief Executive Officer until June 30, 2011. On July 22, 2011 the Company extended this agreement form July 1, 2011 to September 30, 2011. See subsequent events for further details.

Consulting Agreements

The Company had one consulting agreement outstanding as of June 30, 2011 for $5,000,00 per month until December 31, 2011.

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

On April 29, 2011, the Company extended the employment agreement with its Chief Executive Officer, E. Jamie Schloss, for two months until June 30, 2011.

On May 13, 2011, the Company elected Bruce N. Gallo to the Board of Directors and issued 500,000 options to him at $0.0349 per share exercisable ratably over the next 12 months.

On July 22, 2011 the Company extended the employment agreement of its Chief Executive Officer, Mr. E. Jamie Schloss, to September 30, 2011 at a base salary of $9,000 per month.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ending June 30, 2011 and the comparable period ending June 30, 2010, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

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

As of June 30, 2011, the Company owned 3,198,166 Andora shares (approximately 5% of Andora) which are recorded at cost of $2,385,576 (approximately $0.75 per share).

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

The Company plans on maximizing the value of its investment in Andora common stock by seeking opportunities to sell or trade these securities for cash or other oil & gas properties. The Company’s investment in Andora stock is the major asset, of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development subject to the conditions described above as well as additional financing. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all.

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

Disposition of Assets

There were no sales or dispositions of assets during the six months ended June 30, 2011.

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

Number of Employees

From our inception through June 30, 2011, we have relied on the services of outside consultants and currently have one (1) full time employee and one (1) consultant. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Working Capital Activities

In March, 2011 the Company sold common stock Units in a private placement. Each full Unit’s cost was $30,000 and consisted of 1,000,000 shares of common stock and 1,000,000 stock purchase warrants. The warrants are exercisable over a period of one year from their issue date at a price of $0.05 per share. The Company sold a total of 2.25 units totaling 2,250,000 shares and issued 2,250,000 warrants for net proceeds of $67,500 to three accredited investors. No working capital activities were incurred during the quarter ended June 30, 2011.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended June 30, 2011 and 2010 included compensation expense for share-based payment awards granted prior to June 30, 2011, but which vested in the quarter ending June 30, 2011 and 2010 respectively.

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

Results of Operations

For The Three Month Period Ending June 30, 2011 and June 30, 2010

The Company had no operating revenues in the three months ended June 30, 2011 or 2010.

For the three months ended June 30, 2011, the Company incurred a net loss of $263,800 versus a loss of $672,000 for the comparable period in 2010, a decreased loss of $408,200 from the prior period. The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended June 30, 2011 were $161,300 versus $655,400 in the comparable three months ended June 30, 2010, a decrease of $494,100 from the prior comparable period.  Included in operating expenses in 2011 was an impairment of an oil and gas property of $75,000 compared with an impairment of $560,500 in the comparable period in 2010. Selling, general and administrative expenses declined in the quarter ended June 30, 2011 to $85,600 compared with $94,000 in the comparable period in 2010, a decrease of $8,300. The decrease was attributable to a reduction of $200 of depreciation expense, a reduction of $14,400 in director stock option expense, an increase of $100,000 in legal fees reimbursed due to a settlement of legal fees owed in 2010, a decrease in accounting fees of $26,500, a decrease of other legal fees of $15,500, decreases in consultation fees of $25,500 and a reduction of rent and other operating expenses of $26,200.

The loss on sale of securities in the three months ended June 30, 2011was $102,000 versus a loss of $16,000 in the comparable period in 2010, a net increase in loss of $86,000.

Unrealized loss on available for sale securities in the three months ended June 30, 2011 was $861,300 versus a gain of $59,700 in the comparable period in 2010. The unrealized loss reflects a temporary impairment of our investment in Andora Energy common stock.

The total comprehensive loss for the three months ending June 30, 2011 was $1,125,000 versus a loss of $628,000 in the corresponding period in 2010.

For The Six Month Period Ending June 30, 2011 and June 30, 2010

The Company had no operating revenues in the six months ended June 30, 2011 or 2010.

For the six month ended June 30, 2011, the Company incurred a net loss of $373,400 versus a loss of $674,300 for the comparable period in 2010, a decreased loss of $300,900 from the prior period.  The detailed reasons for this change are set forth below:

Total operating expenses for the six months ended June 30, 2011 were $194,200 versus $359,500 in the three months ended June 30, 2010, a decrease of $165,300 from the prior comparable period.  Included in operating expenses in 2010 was an impairment of an oil and gas property of $563,000 compared with an impairment of $75,000 in 2011. Selling, general and administrative expenses declined in the six months ended June 30, 2011 to $194,200 compared with $395,500 in the comparable period in 2010, a decrease of $201,300. The decrease was attributable to a reduction of $14,400 in director stock option expense, a decrease of $1,900 of depreciation expense, a decrease in legal and accounting fees of $48,000, and decreases in consultation fees of $60,800 and a reduction of other operating expenses of $36,000.

The loss on sale of securities in the six months ended June 30, 2011was none versus a gain of $253,900 in the comparable period in 2010.

Unrealized loss on available for sale securities in the six months ended June 30, 2011 was $878,400 versus a loss of $61,300 in the comparable period in 2010.

The total comprehensive loss for the six months ending June 30, 2011 was $1,251,800 versus a loss of $674,300 in the corresponding period in 2010.

Future Operating Trends

Our future operations depend on available cash resources, additional financing and/or the possible sale of all or portions of our investments of our approximately 3,197,000 Andora shares. We are continuing to seek a liquidity event for our Andora shares to maximize their value.

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

Liquidity and Capital Resources

Current Position

As of June 30, 2011 our current assets consisted of unrestricted cash and cash equivalents on hand of $65, production payments receivable of $140,000 and prepaid expenses of $2,400 totaling $142,400 versus current liabilities of $271,300, thereby creating a working capital deficit of $128,900.  Our total net current assets at June 30, 2011 were $128,600 versus a working capital deficit versus a surplus $129,000 as of December 31, 2010. For the three months ended Jun 30, 2011 our net working capital declined by $80,000. At December 31, 2010, the Company had cash on hand of $500 and other investments, production payments receivable and prepaid expenses of $339,500 for total current assets of $340,000 and at that time, the Company had current liabilities of $211,000, which resulted in a working capital surplus of $129,000.

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

Our chief executive officer and chief financial officer, namely, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer and chief financial officer that occurred during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. Surge Energy Resources, Inc. has no material assets or operations however the entire amount of this claim was accrued by Surge Energy Resources, Inc. as of June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the six months ended June 30, 2011, there were no sales of securities by the Company, except as follows:

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

(c)  In the three months ended June 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None .

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)
3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)
9.1	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.01	Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.02	Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.03	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.04	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.05	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.06	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.07	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)
10.08	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.09	Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)
10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
26

10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.18	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.19	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.20	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.21	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.22	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.23	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.24	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.25	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.26	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.27	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.28	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.29	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.30	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.31	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.32	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.33	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
27

10.34	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.35	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.36	Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.37	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.38	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.39	Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)
10.40	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.41	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.42	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.43	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.44	Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)
10.45	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.46	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.47	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.48	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
28

10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)
10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)
10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)
10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)
10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)
10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)
10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)
10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008
10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008
10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008
10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.
10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.
10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)
10.77	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.
29

10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
110.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)
10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)
10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010
10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).
10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement. (filed herewith)
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)
101.SCH	Document, XBRL Taxonomy Extension (to be filed by amendment)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (to be filed by amendment)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (to be filed by amendment)
101.LAB	Linkbase, XBRL Taxonomy Extension (to be filed by amendment)
101.PRE	Presentation Linkbase (to be filed by amendment)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: August 18, 2011	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)