Form 10-Q/A
period 2011-06-30
Surge Global Energy, Inc.
filed 2011-09-23
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such  reports)  and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐  NO ☒

As of August 15, 2011, the Registrant had 35,887,387 shares of common stock issued and outstanding.

SURGE GLOBAL ENERGY, INC.

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)
3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)
9.1	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.01	Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.02	Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.03	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.04	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.05	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.06	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.07	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)
10.08	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.09	Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)
10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.18	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.19	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.20	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.21	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.22	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.23	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.24	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.25	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.26	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.27	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.28	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.29	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.30	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.31	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.32	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.33	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.34	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.35	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.36	Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.37	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.38	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.39	Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)
10.40	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.41	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.42	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.43	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.44	Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)
10.45	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.46	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.47	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.48	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)
10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)
10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)
10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)
10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)
10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)
10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)
10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008
10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008
10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008
10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.
10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.
10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)
10.77	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.

10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
110.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)
10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)
10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010
10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).
10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement.
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: September 23, 2011	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER)

EXHIBIT INDEX

3.1	Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)
3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)
9.1	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.01	Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.02	Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.03	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.04	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.05	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.06	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.07	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)
10.08	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.09	Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)
10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.18	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.19	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.20	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.21	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.22	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.23	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.24	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.25	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.26	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.27	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.28	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.29	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.30	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.31	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.32	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.33	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.34	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.35	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.36	Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.37	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.38	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.39	Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)
10.40	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.41	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.42	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.43	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.44	Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)
10.45	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.46	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.47	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.48	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)
10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)
10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)
10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)
10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)
10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)
10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)
10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008
10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008
10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008
10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.
10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.
10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)
10.77	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.

10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
110.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)
10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)
10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010
10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).
10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement.
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

