Form 10-Q
period 2011-09-30
Surge Global Energy, Inc.
filed 2011-11-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FORTHE TRANSITION PERIOD FROM ___________ TO ____________.

Commissionfile number 0-24269

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

As of November 12, 2011, the Registrant had 35,887,387 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,213	$454
Accounts Receivable	—	10,000
Production payments receivable	140,000	215,000
Investment in marketable securities	—	102,451
Prepaid expenses	47,961	12,169
Total current assets	204,174	340,074

Property and equipment, net of accumulated depreciation of $36,344 and $34,154, respectively	1,270	2,402

Investment in Andora Energy common stock	2,385,576	3,276,739

Total Assets	$2,591,020	$3,619,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$186,157	$131,011
Loans payable-officer	141,336	80,000
Convertible Note Payable	45,000	—
Total current liabilities	372,493	211,011

Total liabilities	372,493	211,011

Commitment and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized: Series A, Series B and Special Voting Preferred - none issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 35,887,387shares and 33,637,387 shares issued and outstanding, respectively	35,887	33,637
Additional paid-in capital	54,602,626	54,485,149
Accumulated other comprehensive loss	(878,422)	—
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(39,204,052)	(38,773,070)
Total stockholders' equity	2,218,527	3,408,204

Total liabilities and stockholders' equity	$2,591,020	$3,619,215

 See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,		For the period from January 1, 2005 inception date of exploration stage) through September
	2011	2010	2011	2010	30, 2011
Operating expenses:
Selling general and administrative expense	$56,747	$179,388	$250,945	$538,894	$23,969,433
Depreciation and amortization	921	985	2,657	4,627	478,060
Oil and gas impairment	—	4,379	75,000	567,404	10,085,117
Total operating expenses	57,668	184,752	328,602	1,110,925	34,532,610
Loss from operations	(57,668)	(184,752)	(328,602)	(1,110,925)	(34,532,610)
Equity in losses from affiliates	—	—	—	—	(2,099,663)
Impairment of marketable securities	—	—	—	—	(3,707,514)
Loss on redemption of preferred shares	—	—	—	—	(105,376)
Revaluation loss net of warrant liability	—	—	—	—	(431,261)
Gain (loss) on sale of marketable securities	—	(51,188)	(102,451)	204,675	1,066,338
Peace Oil warrants	—	—		—	(368,000)
Interest income (expense), net	71	(273)	71	(2,234)	(4,230,168)
Gain on disposition of Peace Oil and Peace Oil Corp.	—	—	—	—	1,525,106
Loss from continuing operations, before income taxes and non-controlling interest	(57,597)	(236,213)	(430,982)	(908,484)	(42,883,148)
Provision for income taxes	—	—		—	—
Loss before non- controlling interest	(57,597)	(236,213)	(430,982)	(908,484)	(42,883,148)
Gain from non- controlling interest	—	—	—	—	3,679,096
Net loss	$(57,597)	$(236,213)	$(430,982)	$(908,484)	$(39,204,052)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	—	50,588	(878,422)	(10,596)	(878,422)
Foreign currency costs	—	16,517	—	—	—
Comprehensive loss	$(57,597)	$(169,108)	$(1,309,404)	$(910,862)	$(40,082,474)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$0.01	$(0.03)
Weighted average common shares	35,887,387	33,311,843	35,448,968	33,311,843

See accompanying footnotes to unaudited financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the period from January 1, 2005
			(date of inception
	For the nine months ended		of exploration
	September 30,	September 30,	stage) through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(430,982)	$(908,484)	$(39,204,052)
Non-controlling interest	—	—	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	2,657	4,627	478,060
Write-off of property and equipment	—	—	4,984
Realized loss (gain) on sale of marketable securities	102,451	(204,675)	(1,066,338)
Loss from redemption of preferred shares	—	—	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	—	—	(1,525,106)
Share of affiliate loss	—	—	2,099,663
Impairment of oil and gas properties	75,000	567,404	10,085,117
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	—	—	1,022,492
Impairment of marketable securities	—	—	1,786,498
Share-based compensation	64,968	69,505	6,927,518
Gain/loss on revaluation of warrant liabilities	—	—	431,261
Warrant expense	—	—	445,352
Interest on Gemini note	—	—	230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	—	—	(137,500)
Amortization of discount attributable to warrants	—	—	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	—	—	1,076,575
Debt discount	—	—	1,010,679
Founders stock	—	—	4,265,640
Changes in operating assets and liabilities:
Other receivable	10,000	—	(132,384)
Prepaid expense and other assets	(35,792)	24,182	(67,221)
Other assets	—	—	80,958
Accounts payable and accrued liabilities	116,482	(84,845)	930,037
Income taxes payable	—	—	—
Net cash used in operating activities	$(95,216)	$(532,286)	$(11,163,247)

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

			For the period from
			January 1, 2005
			(date of inception
	For the Nine Months Ended		of exploration
	September 30,	September 30,	stage) through
	2011	2010	September 30, 2011

Cash flows from investing activities:
Proceeds from sale of marketable securities	$—	$359,189	$589,506
Production payment advanced	—	—	(300,000)
Purchase of oil and gas properties	—	(14,163)	(13,370,529)
Consideration paid on sale of subsidiary	—	—	(1,533,395)
Deposits			(9,913)
Purchases of property and equipment	(1,525)	—	(117,425)
Proceeds from notes receivable(net)	—	—	137,500
Proceeds from sale of oil leases	—	—	6,914,820
Payments for asset retirement obligation	—	—	61,773
Proceeds from disposition of Peace Oil property	—	—	14,071,294
Investment in Peace Oil property	—	—	(5,475,727)
Gemini note repayment	—	—	(1,380,000)
2006 Andora cash balance unconsolidated	—	—	(5,626,405)
Net cash (used in) provided by investing activities	(1,525)	345,026	(6,013,501)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	67,500	218,500	4,411,013
Repurchase of common stock	—	—	(33,933)
Proceeds from exercise of options	—	—	97,717
Principal payments on note payable	—	(65,357)	(225,000)
Net proceeds from Joint Venture Partner cash call obligations	—	—	125,000
Proceeds from convertible debentures	—	—	1,710,000
Proceeds from equity to debt conversion	—	—	250,000
Proceeds from note payable, gross	45,000	—	10,466,933
Proceeds from Andora stock, net of costs and fees	—	—	1,769,602
Deferred financing costs	—	—	(1,208,375)
Net cash (used in) provided by financing activities	112,500	153,143	17,362,957

Effect of exchange rates on cash and cash equivalents	—	3,026	(329,922)

Net increase (decrease) in cash and cash equivalents	15,759	(31,091)	(143,713)

Cash and cash equivalents at the beginning of the period	454	56,756	159,935

Cash and cash equivalents at the end of the period	$16,213	$25,665	$16,213

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

			For the period from January 1, 2005 (inception of exploration
	For the Nine Months Ended September 30		stage) through September 30,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,085	$171	$519,012
Cash paid during the period for taxes	—	—	—

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	—	—	1,710,000
Cancellation of common shares	—	—	1,000
Unrealized (gain) loss on available for sale securities	878,422	61,284	878,422
Note payable issued for investment	—	—	225,000
Exchange of North Peace shares for common shares	—	—	35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	—	—	2,099,067
Andora shares issued on settlement of litigation	—	570,780	382,541
Andora shares issued in lieu of cash compensation	12,741	—	29,729

See accompanying notes to unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, and 1294697 Alberta Ltd., Ltd.(collectively the “Company”).

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

For the period from January 1, 2005 (inception of exploration stage) through September 30, 2011, the Company has accumulated total comprehensive exploration stage losses of $40,082,474. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

The consolidated balance sheet as of September30, 2011, the consolidated statements of operations and statements of cash flows for the respective periods presented, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter ended September 30, 2011 are not necessarily indicative of results expected for the full calendar year ending December 31, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position atSeptember 30, 2011, and the results of operations and changes in cash flows for all periods presented, have been made. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report for the year ended December 31, 2010 on Form 10-K filed with the SEC.

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

SEPTEMBER 30, 2011 AND 2010

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of September 30, 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has $16,213 invested in cash in accounts maintained by commercial banks, all of which is subject to up to $250,000 of FDIC insurance. See subsequent events footnote.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether another-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $430,982 and $908,484 for the nine months ended September 30, 2011 and 2010, respectively. The Company’s cash position as of September 30, 2011 was $16,213 compared with $454 at December 31, 2010, an increaseof $15,759. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $18,017 as of September 30, 2011. In the year ended December 31, 2010 were in excess of current liabilities by $209,063. For the nine months ended September 30, 2011 and 2010, the Company used $79,778 and $532,286, respectively, of cash from operating activities. The Company continues to need additional cash to manage its business. Cash from production payments receivable and the sale of our investment in Andora are projected to be received in 2011 or 2012. The Company is also negotiating a convertible loan for working capital purposes. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora shares, production payments receivable, and proceeds from stock or convertible note offerings management believes it should have has sufficient capital resources to meet projected cash flow needs through the next twelve months.

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

Property and equipment are stated at cost

When retired or disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $2,657 and $4,627 for the nine months ended September 30, 2011 and 2010, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders' equity.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense attributable to stock options recognized for the nine months ended September 30, 2011 and 2010 was $52,227 and $68,905,respectively. Additionally, $12,741 in executive compensation expense was incurred from the issuance of Andora shares in lieu of cash compensation.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the quarters ended September 30, 2011 and 2010 included compensation expense for share-based payment awards granted prior to September 30, 2011 which vested during the corresponding quarters.

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

Subsequent Events

The Company evaluated any events occurring between the end of the September 30, 2011 quarter, and the date when the financial statements were issued. Those events which do not affect the September 30,2011 financials, if any, are listed as subsequent events, see Note 15.

NOTE 2 – ACCOUNTS RECEIVABLE

In December, 2010, the Company sold its entire 35% working interest in the Qualmay 12-42 well in Wyoming. The sale provided for $10,000.00 to be paid in cash, which payment was made on March 17, 2011, and forgiveness of lease related liabilities of $29,405. As of September 30, 2011 the accounts receivable balance related to this sale was zero at September 30, 2011 and had been paid in full.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

The Note was either redeemable at face value or convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and was redeemable at the Company's election at the earlier of maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc. The conversion price was to be calculated at 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants. The number of warrants was to be equal to the number of common stock issuable upon conversion. As a result of the foregoing, the Company received warrants to purchase 107,843 shares of11 Good Energy common stock exercisable at $2.55 per share through the close of business on June 30, 2010, subsequently revised to June 30, 2012.

On June 11, 2009, the note receivable, accrued interest and legal fees thereon, totaling $295,057 was received in full. The discount on the convertible note was fully amortized using the effective interest method. At the same time, the 1,000,000 warrants issued at $0.75 per share were cancelled.The Company continues to own a stock purchase warrant to acquire 107,843 shares of 11Good Energy, Inc. exercisable at $2.55 per share.

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

There has been no change in the value of the warrants, which expire in June 2012, during the quarter ending September30, 2011.

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

In September, 2010, the Company entered into a written agreement with CAVU Resources, Inc. for CAVU to pay to the Company $130,000, plus interest, of the $300,000 advanced to them by the operator of this property. The payment on the notewas due in December, 2010 and remains unpaid.

In December, 2010, the Company recognized a write-down of this asset of $85,000 to reflect its estimate of the property’s fair market value at December 31, 2010 after the foregoing.

At September 30, 2011 the estimated net realizable value of the production payments receivable was $140,000 after the foregoing write- offs. The Company is continuing its efforts to collect a portion of the amounts previously written off and expect that payment of this note, plus interest from November 25 to September 30, 2011, of $13,883 will also be collected. The interest due on the note has been reserved against on the books and will be recognized as interest income upon receipt.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 5- OIL & GAS PROPERTIES

All of the Company’s oil and gas properties were located in the United States. Costs excluded from amortization as of June 30,2011 are as follows:

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2008	$553,241	$-	$-	$553,241
2010	(22,500)	-	-	(22,500)
Total	$530,741	$-	$-	$530,741
Writedown-2010	(530,741)			(530,741)
Balance- September 30, 2011	$0	$0	$0	$0

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

In June, 29010 and December, 2010, the Company reserved a total of $160,000 against its production payment receivable account to reflect its estimate of recoverable costs. This receivable is related to its investment in its Oklahoma property, which was classified as a production payment receivable and is not reflected in the above table.

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

At June 30, 2011 the Company recorded a temporarywrite-down of $878,422 to reflect the temporary reduction in value from $3,259,752 to $2,385,576 (approximately $0.27 per share).

At September 30, 2011 the Company owned 3,198,166 Andora shares valued at $2,385,576 (Cdn$ $0.72 per share), approximately 5% of Andora’s common shares on a fully diluted basis.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 7 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the nine months ended September 30,
	2011	2010
Net Income/(Loss)	$(430,0010)	$(908,000)
Income tax computed at combined U.S. and state statutory rates (40%)	(100,000)	(306,000)
Permanent differences	—	—
Changes in valuation allowance	150,000	306,000
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of September,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$14,430,000	$13,200,000
Less valuation allowance	(14,430,000)	(13,200,000)
Total	$—	$—

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

NOTE 8 - LOANS PAYABLE-OFFICER

During the three months ended September 30, 2011, the Company’s Chief Executive Officer, Mr. E. Jamie Schloss, deferred a total of $27,000 in salary and also made advances to the Company of $1,583 (net) which increased the balances of loans payable-officer to $141,336 at September 30, 2011. The balance of this loan payable was $80,000 at December 31, 2010. The increase during the nine month period arose primarily from unpaid compensation.

Initially the loans and advances were made without interest until June 30, 2011. On July 22, 2011 the Company agreed to extend and amend his employment agreement reducing his salary from $10,500 per month to $9,000 per month and the Company agreed to pay interest on the advances at 8% per annum. These loans and advances are secured by Andora shares convertible at $0.60 per Andora share, and the loans and advances are repayable without penalty at the time of a liquidity event, such as the sale of stock or collection of receivables, which generates sufficient cash to repay this obligation. A total of $1,583 of interest under this agreement was accrued during the quarter ending September 30, 2011.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

There were no capital stock transactions during the quarter ended and September 30, 2011.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS

Class AWarrants. The following table summarizes the balances of stock purchase warrants outstanding at June 30, 2011.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.05	2,250,000	0.38	0.05	2,250,000	$0.05
0.08	500,000	1.28	$0.08	500,000	0.08
0.25	1,750,000	0.25	0.25	1,750,000	0.25
0.60	3,000,000	1.66	0.60	3,000,000	0.60
Totals or average	7,650,000	1.07	$0.94	7,650,000	$0.30

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,900,000	0.25
Exercised	—	—
Canceled or expired	(3,000,000)	0.75
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	—	—
Canceled or expired	(1,000,000)	—
Outstanding at June 30, 2011	7,650,000	$0.30

No warrants were issued during the quarter ended September 30, 2011. During this quarter no warrants were exercised or cancelled. During the quarter ended March 31, 2011 the Company issued a total of 2,250,000 warrants which were fully vested at March 31, 2011.The warrants issued in 2011 were in conjunction with a common stock offering and no warrant expense was recorded in the nine months ending September 30, 2011 for these warrants.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at September 30, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.039	1,000,000	2.60	$0.04	41,667	$0.04
0.055	1,200,000	2.91	0.06	1,200,000	$0.06
0.07	1,600,000	3.42	0.07	1,333,333	0.07
0.08	2,200,000	1.66	0.08	2,200,000	0.08
0.10	400,000	1.66	0.10	250,000	0.10
0.12	250,000	2.03	0.12	250,000	0.12
	6,650,000	2.56	$0.06	6,416,667	$0.06

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS (Continued)

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,550,000	$0.07
Granted	800,000	0.10
Exercised	-	-
Canceled or expired	(6,700,000)	0.07
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	1,000,000	0.05
Cancelled or expired	-	-
Outstanding at September 30, 2011	6,650,000	$0.06

In June 30, 2011, a total of 1,000,000 options were granted at an average price of $0.039.

All stock options and warrants issued were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the quarter ended June 30, 2011 include (1) discount rate range of 2.00% (2) option life of 3 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Non-cash compensation expense for stock option expense of $50,227 and $69-505 was charged to operations for expenses arising from the issuance of options during the nine months ended September 30, 2011and 2010, respectively, arising from options that were granted in 2009,2010 and 2011.

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

The total loans and deferred salary due Mr. Schloss at September 30, 2011 totaled $141,336. $80,124 of this balance bears interest at 8% per annum. The loans are secured by Andora stock based on a value of $0.60 per Andora share. See Note 8 for further details.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Note 12 – Related Party Transactions continued)

On September 27, 2011, the Company extended the amended employment agreement of its Chief Executive Officer and Chief Financial Officer, E. Jamie Schloss, for six months from October, 1 2011 to March 31, 2012 at a salary of $9,000 per month. The complete terms of this extension are attached hereto.

On September 27, 2011, the Company agreed to amend the consulting agreement with Steve Vanechanos, a Director. The agreement will now expire on September 30, 2011 instead of December 31, 2011. The Company will accrue $5,000.00 per month in consulting fees from May 1, 2011 through September 30, 2011, totaling $25,000.00, which amounts are payable only upon a liquidity event. In consideration thereof, the Company agreed to reduce the exercise price of Mr. Vanechanos’ 500,000 stock options from $.064 per share to $.039 per share. The Asher Enterprises financing is not a “liquidity event” as contemplated by this agreement.

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

The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of September 30, 2011. Surge Energy Resources, Inc. has no material assets or operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 5, 2011 the Company leased space on a month-to-month basis at 74-133 Highway #111, Suite 101, Palm Desert, CA 92260 at a rental of $350 per month.

Employment Agreements

The company had an employment agreement with its Chief Executive Officer until September 30, 2011. On October 22, 2011 the Company extended this agreement for six months or from October 1, 2010 until March 31, 2012. See Note8 for further details.

Consulting Agreements

The Company had no consulting agreements outstanding as of September 30, 2011.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 15 – CONVERTIBLE NOTE PAYABLE

On August 17, 2011, Surge Global Energy, Inc. (the “Company”) entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $45,000 (the "Note") which agreement was effective upon funding. The funding closed on September 23, 2011.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on or before June 21, 2012. Any unpaid portions of the Note are convertible commencing on or after March 23, 2012 into common stock, at Asher’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 150 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. At any time after the expiration of 181 days following the date of the Note and 270 days, the Company has the right of prepayment in an amount equal to 200% of any principal or interest outstanding.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering were $42,500.

NOTE 16 – SUBSEQUENT EVENTS

None.

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

Company Overview

The following discussion of our financial condition, changes in financial condition and results of operations for the ninemonthperiod ending September 30, 2011 and the comparable period ending September 30, 2010, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

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

We are a Delaware corporation traded on the OTC Electronic Bulletin Board® under the symbol SRGG.OB. Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Our telephone number is (760) 610-6758. Our fax number is (760)766-2990. We maintain a website at www.SurgeGlobalEnergy.com.

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

As of September 30, 2011, the Company owned 3,198,166 Andora shares (approximately 5% of Andora) which are recorded at cost of $2,385,576 (approximately $0.75 per share).

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consists of two leases aggregating approximately 2,500 acres which has not yet been drilled, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non-productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil and gas well drilled on 40 acres of land in Park County, Wyoming. In view of limited production, this property was sold in December, 2010.

The Company was unable to raise additional capital to drill an initial test well on its Green Springs, Nevada property and decided to record an impairment on this property in the quarter ended June 30, 2010 in the amount of $560,943. The lease on this property was extended until September 1, 2010 and now has been cancelled.The Company has a right to a refund of $250,000.00 if drilling is commenced by the current leaseholder. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

The Company plans on maximizing the value of its investment in Andora common stock by seeking opportunities to sell or trade these securities for cash or other oil & gas properties. The Company’s investment in Andora stock is the major asset, current oil and gas investments, plus cash and cash equivalents on hand, are the major assets of the Company at the present time. We are actively seeking ways to reduce corporate overhead, legal fees and public reporting costs to lower levels than were incurred in past periods. The Company is currently seeking other oil & gas drilling prospects for exploration and development subject to the conditions described above as well as additional financing. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all.

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

Disposition of Assets

There were no sales or dispositions of assets during the nine months ended September 30, 2011.

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

Number of Employees

From our inception through September 30, 2011, we have relied on the services of outside consultants and currently have one (1) full time employee and one (1) consultant. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

In September, 2011 the Company sold a convertible promissory note to Asher Enterprises, Inc. for $45,000.00. The note bears interest at 8% per annum and is repayable with a 30% penalty within 3 months and is convertible after 6 months into the Company’s common stock at a 40% discount to the average 10 day bid price prior to conversion.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended September 30, 2011 and 2010 included compensation expense for share-based payment awards granted prior to September 30, 2010, but which vested in the quarter ending September 30, 2011 and 2010 respectively.

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

Results of Operations

For The Three Month Period Ending September 30, 2011 and September 30, 2010

The Company had no operating revenues in the three months ended September 30, 2011 or 2010.

For the three months ended September 30, 2011, the Company incurred a net loss of $57,600 versus a loss of $236,200 for the comparable period in 2010, a decreased loss of $107,300 from the prior period. The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended September 30, 2011 were $57,700 versus $184,800 in the comparable three months ended September 30, 2010, a decrease of $125,100 from the prior comparable period. Selling, general and administrative expenses declined in the quarter ended September 30, 2011 to $56,700 compared with $179,400 in the comparable period in 2010, a decrease of $122,700. The decrease in SG&A was attributable to a reduction of $19,000 in director stock option expense, a decrease in legal and accounting fees of $38,000, decreases in consultation fees of $48,700 and a reduction of other operating expenses of $36,000 which included a tax refund of $32,000. Depreciation expense declined to $2,700 in 2011 from $4,600 in 2010 and the oil and gas impairment in 2010 was $4,400 with no comparable charge in 2011.

The total comprehensive loss for the three months ending September 30, 2011 was $57,600 versus a loss of $169,100 in the corresponding period in 2010, a decrease of $111,500.

For The Nine Month Period Ending September 30, 2011 and September 30, 2010

The Company had no operating revenues in the nine months ended September 30, 2011 or 2010.

For the nine months ended September 30, 2011, the Company incurred a net loss of $431,000 versus a loss of $908,500 for the comparable period in 2010, an decreased loss of $477,500 from the prior period. The detailed reasons for this change are set forth below:

Total operating expenses for the nine months ended September 30, 2011 were $330,600 versus $1,110,900 in the comparable three months ended September 30, 2010, a decrease of $780,300 from the prior comparable period. Included in operating expenses in 2011 was an impairment of an oil and gas property of $75,00 compared with an impairment in 2010 of $567,400. Selling, general and administrative expenses declined in the nine months ended September 30, 2011 to $250,900 compared with $538,900 in the comparable period in 2010, a decrease of $288,000. The decrease was attributable to a reduction of $12,000 in director stock option expense, a decrease in accounting fees of $48,000, a tax refund of $30,800, and decreases in consultation fees of $60,800 a decrease in legal fees of $112,400 and a reduction of other operating expenses of $36,000.

During the nine months ended September 30, 2011 there were no gains or losses on the sale of investments versus a gain of $205,000 in the comparable period in 2010. The unrealized loss on available for sale securities in the nine months ended September 30, 2011 was $878,400 versus $10,600 in the comparable period in 2010 arising from a reduction in the value of our Andora shares to their estimated net realizable value.

The total comprehensive loss for the nine months ending September 30, 2011 was $1,309,400 versus a loss of $910900 in the corresponding period in 2010, an increased loss of $398,500, all of which was attributable to the unrealized loss on available for sale securities.

Future Operating Trends

Our future operations depend on available cash resources, collection of our note receivable, additional financing and/or the possible sale of all or portions of our investments of our 3,198,166 Andora shares or our 107,843 Eleven Good Energy, Inc. warrants. We are continuing to seek a liquidity event for our Andora shares to maximize their value.

We can provide no assurances that any additional financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our investments should the need arise.

Liquidity and Capital Resources

Current Position

As of September 30, 2011 our current assets consisted of unrestricted cash and cash equivalents on hand of $16,200, production payments receivable of $140,000 and prepaid expenses of $48,000 totaling $204,200 versus current liabilities of $372,500, thereby creating a working capital deficit of $168,300. Our total net current assets at September 30, 2011 were a deficit of $168,300 versus a working capital surplus of $109,900 as of December 31, 2010. For the three months ended September 30, 2011 our net working capital declined by $39,700. At December 31, 2010, the Company had cash on hand of $500 and other investments, production payments receivable and prepaid expenses of $12, 200 for total current assets of $340,000 and at that time, the Company had current liabilities of $230,200, which resulted in a working capital surplus of $109,900.

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

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues. Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties. To make these acquisitions, our capital needs will increase substantially. We have limited working capital and cash resources to fund our oil and gas exploration. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our oil and gas operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our oil and gas operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations.

Liquidity and Capital Resources (continued)

The Company is seeking possible merger or acquisition candidates which can be obtained through the issuance of common or preferred shares.

Recent Financing

The Company issued a Convertible Note payable for $45,000 to Asher Enterprises, Inc. on September 23, 2011. The terms of the Note provide for interest at 8% per annum which accrued on the face of the Note. The Note is payable within 90 days at a penalty of 30% of the face value of the Note. If the Note is not paid within the first 90 days additional penalties accrue. The Note, plus interest, is convertible into Surge common shares based on a 10 day weighted average of the bid price prior to exercise. The Note is not convertible during the 6 month period commencing from September 23, 2011 and in lieu thereof can be paid by the Company in full or in increments. In the event that the Note is converted, there will be substantial additional common shares issued which will create substantial dilution of outstanding common shares. It is the Company’s intent to pay the balance of the Note before any conversions occur, but there are no assurances that the Company will have sufficient funds to do so.

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our chief executive officer and chief financial officer, namely, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer and chief financial officer that occurred during the quarter ended September 30, 2011that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. Surge Energy Resources, Inc. has no material assets or operationshowever the entire amount of this claim was accrued by Surge Energy Resources, Inc. as of September 30, 2011.

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

Loss of Investment Company Act Exclusion Would AdverselyAffect Our Business

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

Risk Factors (continued):

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

Convertible Note Payable:

The Company issued a Convertible Note payable for $45,000 to Asher Enterprises, Inc. on September 23, 2011. The terms of the Note provide for interest at 8% per annum which accrued on the face of the Note. The Note is payable within 90 days at a penalty of 30% of the face value of the Note. If the Note is not paid within the first 90 days additional penalties accrue. The Note, plus interest and any penalties, is convertible into Surge common shares based on a 10 day weighted average of the bid price prior to exercise. The Note is not convertible during the 6 month period commencing from September 23, 2011 and in lieu thereof can be paid by the Company in full or in increments. In the event that the Note is converted, there will be substantial additional common shares issued which will create substantial dilution of outstanding common shares. It is the Company’s intent to pay the balance of the Note before any conversions occur, but there are no assurances that the Company will have sufficient funds to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the nine months ended September 30, 2011, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
January and March, 2011	Common Stock and Warrants (1)	2,250,000 shares and 2,250,000 warrants	$67,500 received from three Investors; no commissions were paid.	Accredited Investors	Rule 506; Section 4(2)

September 2011	Convertible Promissory Note (2)	$45,000 Principal Amount	$45,000 gross proceeds from one investor; no commissions were paid.	Accredited Investor	Section 4(2)
1)	The Company sold in a private placement a Unit at a cost of $30,000 per Unit. Each Unit consisted of 1,000,000 shares of Common Stock and Warrants to purchase 1,000,000 shares, exercisable at any time during the period of one year from the date of subscription at an exercise price of $0.05 per share.
2)	See Note 15 in the Notes to Consolidated Financial Statements for a description of the terms of the Convertible Promissory Note.

3)

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On September 27, 2011, the Company extended the amended employment agreement of its Chief Executive Officer and Chief Financial Officer, E. Jamie Schloss, for six months from October, 1 2011 to March 31, 2012 at a salary of $9,000 per month. The complete terms of this extension are attached hereto.

On September 27, 2011, the Company agreed to amend the consulting agreement with Steve Vanechanos, a Director. The agreement will now expire on September 30, 2011 instead of December 31, 2011. The Company will accrue $5,000.00 per month in consulting fees from May 1, 2011 through September 30, 2011, totaling $25,000.00, which amounts are payable only upon a liquidity event. In consideration thereof, the Company agreed to reduce the exercise price of Mr. Vanechanos’ 500,000 stock options from $.064 per share to $.039 per share. The Asher Enterprises financing is not a “liquidity event” as contemplated by this agreement.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)

3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)

9.1	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.01	Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.02	Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.03	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.04	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.05	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.06	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)

10.07	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)

10.08	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.09	Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)

10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.18	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.19	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.20	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.21	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)

10.22	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.23	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.24	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.25	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.26	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.27	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.28	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.29	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.30	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.31	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.32	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.33	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.34	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.35	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)

10.36	Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.37	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.38	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)

10.39	Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)

10.40	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.41	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.42	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.43	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.44	Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)

10.45	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.46	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.47	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.48	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)

10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)

10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)

10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)

10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)

10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)

10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)

10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)

10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)

10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)

10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)

10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)

10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)

10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008

10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008

10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008

10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.

10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.

10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)

10.77	October 1, 2010 Purchase and Sale Agreement, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K , event date October 1, 2010.

10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008,earliest event date June 27, 2008)

10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)

10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)

10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)

10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)

10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)

10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)

10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)

10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)

10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010

10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).

10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.

10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement. (filed herewith)

10.97	September 27, 2011 Amendment to E. Jamie Schloss Employment Agreement (Incorporated by reference to Form 8-K – filed with the SEC on September 30, 2011

10.98	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated August 17, 2011 but effective as of September 23, 2011 (Incorporated by reference to From 8-K –date of earliest event September 23, 2011) filed with the SEC on September 30, 2011

10.99	Convertible Promissory Note issued to Asher Enterprises, Inc. (Incorporated by reference to From 8-K date of earliest event – August 17, 2011amended to September 23, 2011, filed with the SEC on September 30, 2011

31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

101. INS	Document, XBRL Instance

101.SCH	Document, XBRL Taxonomy Extension

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition

101.DEF	Linkbase,XBRL Taxonomy Extension Labels

101.LAB	Linkbase, XBRL Taxonomy Extension

101.PRE	Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2011	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

