Form 10-K
period 2011-12-31
Surge Global Energy, Inc.
filed 2012-03-07
CIK 1053648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269

SURGE GLOBAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1454529 (I.R.S. Employer Identification No.)

75-153 Merle Drive Suite B, Palm Desert CA (Address of principal executive offices)	92211 (Zip Code)

Registrant’s telephone number, including are code: (760) 610-6758

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated file [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the Registrant’s approximate 23,800,000 shares of common stock held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.04) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was $952,000.

The number of shares outstanding of the Registrant’s common stock at March 7, 2012 was 36,057,387.

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

General Overview

Surge Global Energy, Inc. is a Delaware corporation traded on the OTCQX Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Our telephone number is (760) 610-6758 and our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com and an email contact address at Surgeglobalshare@aol.com.

We are, and have historically been, an oil and gas exploration and development company. At this time our primary objective is to pro-actively seek to monetize our investment in Andora Energy Corporation, at a reasonably acceptable price, and then to invest the proceeds into one or more attractive business opportunities, without being specifically confined to oil and gas exploration.

All amounts are stated in U.S. dollars unless otherwise indicated.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public offering in May 1998. On October 13, 2004, Surge’s name was changed from The Havana Group, Inc. to Surge Global Energy, Inc. and the symbol was changed to “SRGG”.

On December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold off. In December 2004, we completed the restructuring of our balance sheet and the cancellation of outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

From 2005 through 2011, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development. Because our operations from 2005 forward have not generated any revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous. Our management has also undergone a number of changes during this period.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets. In fiscal 2011, we were not able to find suitable new projects which can be completely financed based on their net discounted present values using a discount rate of 10% per year (net PV10).

Finding new strategic transactions along with management and board changes and several litigation matters, the majority of which have now been settled, have occupied a great deal of our efforts over the last several years.

Recent Developments

Pursuant to an agreement dated as of January 18, 2012, the Company entered into an agreement with Gell Properties, LLC to sell to Gell the Company’s rights in the CAVU promissory note in the original principal amount of $130,000 payable, with interest and fees, currently totaling $154,046.57 for $146,344.00 plus other consideration. The agreement provides for three equal payments of $48,781.33 to be paid monthly. The Company received the January, 2012 payment on January 19, 2012 and the second payment on February 17, 2012. The third payment is due on March 18, 2012 with time of the essence.

Oil and Gas Drilling Activities

There were no oil and gas drilling activities in fiscal 2011 or 2010.

For historical purposes, below is a recap of activities in prior years:

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

In 2010, the Company entered into a written settlement agreement with Mandalay for the recovery of $354,000 plus legal fees, none of which has been received pending the outcome of the above mentioned litigation. To minimize our exposure in this property, the Company also entered into a written agreement with CAVU Resources, Inc. in September, 2010 which provide for the return to us $130,000 of this investment, plus interest, which amount was expected to be paid in June, 2011. When received, this payment will in turn offset a similar amount of the settlement owed to us by Mandalay. See “Recent Developments.”

The Company took an impairment of $75,000 in the years ended December 31, 2011 and $85,000 in 2010 to reflect our revised estimate of the net realizable value which will be ultimately recoverable from this property.

During 2011, the Company had several opportunities to invest in new oil and gas properties. However, the Company was unable to obtain additional financing to invest in any new projects. The Company’s ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all and/or liquidate our investment in Andora on terms satisfactory to us, if at all. See “Risk Factors.”

Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”). In November 2005 that subsidiary, renamed Signet Energy, Inc. (“Signet”) was reorganized. Surge issued 5.1 million of common stock in its Canadian subsidiary to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL and Surge.

Surge retained 10,500,000 shares of Signet after the foregoing transaction (approximately 49%) of Signet on a non-diluted basis. As a result, we became a minority shareholder in Signet, and obtained leases of oil and gas properties from Deep Well and NAOL. In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet. On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to approximately 5.6% of the fully diluted shares of Andora. In exchange for our Signet shares we received 3,429,138 shares of Andora.

In 2009, as a result of the dismissal of lawsuits and settlement agreements we received 252,361 Andora shares from a settlement with our former CEO. We also paid out 75,000 shares in settlement with a former director.

In another settlement with Andora dated February 2, 2010, 375,000 Andora shares were paid to Andora in full payment of all outstanding claims of approximately $560,000 owed Andora for legal fees.

Andora is now a privately owned oil and gas company of which 53.4% is owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.

In 2010 and 2011 we issued a total of 33,333 Andora shares to our current Chief Executive Officer in lieu of $20,000 in salary. After the foregoing transactions, we currently own approximately 5.1% of Andora on a fully diluted basis. For a more detailed description of this series of transactions, see Note B to our Consolidated Financial Statements, “Investment in Andora.”

As of December 31, 2011, we owned a total of 3,198,166 shares in Andora valued at $2,878,350 for financial statement purposes ($0.90 per share) after taking temporary write downs of $381,402 in fiscal 2011 due to temporary market conditions.

North Peace Energy Corp. and related transactions

On March 2, 2007, Cold Flow Energy ULC (“Cold Flow”), a Canadian subsidiary of our 1294697 Alberta Ltd. subsidiary (also a Canadian company, formed in order to facilitate the transaction at the advice of Canadian tax counsel), acquired all of the outstanding shares of Peace Oil Corp (“Peace Oil”), another Canadian company. Cold Flow paid consideration valued at CDN$16,620,000 in cash, promissory notes and Exchangeable Shares of Cold Flow preferred stock.

At that time, each Exchangeable Share could be exchanged for two shares of our common stock for five years from the closing subject to certain redemption rights of Surge. We also issued a warrant to purchase 1,000,000 shares of our common stock to 1304146 Alberta Ltd. at an exercise price of $1.00 per share subject to certain contingencies which remains outstanding. Peace Oil was an oil and gas exploration and development company, and at the time held an undivided 30% working interest in 135 square miles (86,400 acres) of oil sands leases in Alberta, Canada.

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

In December 2007, we determined that we had incurred Canadian tax liability estimated at $5.281 million as June 30, 2007 related to these transactions and as a result restated our June 30, 2007 and September 30, 2007 financial reports. In June, 2008, we sold our Peace Oil Corp subsidiary and thereby mitigated that tax liability at a cost of approximately $1,573,000, which amount has been included in the 2007 financial statements as an expense of sale of Peace Oil Corp. See “Risk Factors.”

In June and July 2008, the Company exchanged a total of 584,929 North Peace Energy shares (NPE) for all of the outstanding Cold Flow Exchangeable shares and 3,689,617 common shares of the Company, leaving a balance of 1,739,129 North Peace shares owned from the North Peace transaction , or 3.1% of North Peace as of December 31, 2008.

For financial statement purposes the Company recorded a realized gain of $57,638 and a net unrealized loss on the investment in NPE shares which were held as securities available-for-sale of $1,008,121 at December 31, 2008. During the year ended December 31, 2010 we sold 1,402,501 shares of North Peace for working capital purposes for $277,373 and a loss on sales of $104,633. In the year ended December 31, 2009, we sold a total of 336,628 North Peace Energy shares for total proceeds of $155,799 and a loss on sales of $120,237. As a result, the Company no longer owns any North Peace shares. For a more detailed description of these items, see Note 4 to our Consolidated Financial Statements.

11 Good Energy, Inc. Note and Warrants

On September 29, 2008, we made an initial investment in the biofuels sector with 11 Good Energy, Inc., a developer of G2 Diesel, a next generation biodiesel. The Convertible Note earned interest at 8% per annum and was due and payable on June 30, 2009. The Note was also convertible at a 15% discount to 11 Good Energy’s next equity financing. We elected to accept payment in full on the note in June, 2009 and relinquished our conversion right. We retained our right to approximately 107,843 of warrants to purchase 11Good Energy common stock exercisable at $2.55 which originally was scheduled to expire on June 30,2010.

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

In October, 2009, we sold 450,000 11 Good Energy shares for $1.00 per share and realized proceeds of $450,000. In February, 2010, we sold the remaining 50,000 11 Good Energy shares and realized cash proceeds of $122,500 and recorded a gain on sale of $108,750.

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

During the quarter ended June 30, 2011 the Company determined that the value of the warrants was less than had been determined previously due to market conditions and the Company’s own financial condition. Therefore we recorded a realized loss of $102,451 related to the 11 Good Energy warrants reducing the value of the warrants at June 30, 2011 and December 31, 2011 to zero. The warrants expire June 30, 2012 unless the exercise date is extended again.

Working Capital Activities

In 2009, the Company sold 450,000 shares of 11 Good Energy for $450,000 and we invested $300,000 in an oil and gas equipment lease on property in Pawnee County, Oklahoma.

In 2010, the Company sold the remaining 50,000 11 Good Energy shares for $122,500.

In 2010, the Company issued a total of 2,200,000 common shares for net total proceeds of $218,000.

In December, 2010 the Company sold its interest in the Qualmay #12-42 well in Wyoming for $10,000.00 in cash due in March, 2011, plus forgiveness of lease operating expenses on the well totaling $19,405, and release of any plugging liability (estimated previously at $10,500), for a total recovery of $39,405.

During 2011, the Company sold a total of 2,250,000 common shares for $67,500.

In September 2011, the Company issued a Convertible Note to Asher Enterprises for $45,000 and repaid the Note in full in February, 2012. See Notes to Consolidated Financial Statements for complete details.

Competition

The oil and gas business is highly competitive. Subject to additional financing, of which we can provide no assurances, we will try to compete with private, public and state-owned companies in all facets of the oil business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent and major oil and gas companies and oil and gas syndicates actively seek out and bid for both oil and gas prospects with substantially greater financial and personnel resources and operating histories than we do. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis.

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended December 31, 2011, we have relied on the services of outside consultants for services in addition to from one (1) to three (3) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

Any future failure by Surge to qualify for the section 3(c)(9) exclusion, or any other exemption or exclusion from the 1940 Act or the rules there under, could cause Surge to be required to register with the U.S. Securities and Exchange Commission as an investment company under the 1940 Act or to reorganize its business so as to avoid such registration and regulation. Regulation and registration as an investment company under the 1940 Act and the rules there under would, among other things, prevent Surge from conducting its business as described herein and would create additional expenses and divert management time.

We will need additional financing to carry out our business plans and to finance our future operations.

We have a history of net losses and expect that our operating expenses will continue the need to raise additional financing as we have no revenues. Our business model contemplates expansion of our business by identifying and purchasing or leasing additional oil and gas properties, subject to availability of sufficient cash resources. To make these purchases or leases, our capital needs will increase substantially. In 2011, we had opportunities to make investments in oil and gas properties, but we did not have sufficient resources to complete any transactions. We have limited working capital and cash resources to fund our oil and gas exploration operations. We may need to become involved in litigation to preserve our rights, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on then existing funding commitments to third parties and forfeit or dilute our rights in any then existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis.

Our Oklahoma property may not produce oil and gas in commercial quantities sufficient to be profitable.

In December, 2009, the Company entered into a lease and equipment agreement with Mandalay Energy, Inc. to provide funds for the workover of four (4) oil and gas wells initially with an option to workover six (6) additional wells on a 40 acre lease located in Pawnee County, Oklahoma. After workover operations commenced the operations were delayed by a dispute over leasehold rights by a new owner of the lease. We can provide no assurances that the amount of natural gas and barrels of oil per day will be actually recoverable from our Oklahoma property and sold in sufficient commercial quantities for us to profitably operate this property. As a result we wrote down this asset by $85,000 in the quarter ended December 31, 2010 and $75,000 in the quarter ended June 30, 2011. A portion of these write downs may still be recoverable from Mandalay Resources, LLC.

In September, 2010 the Company concluded an agreement with CAVU Resources, Inc. to recover $130,000 plus interest and legal fees relating to this property and on December 15, 2011 we amended the agreement to include all legal fees and interest to December 31, 2011 and to provide payment by January 17, 2012.

In January, 2012 the Company entered into another agreement to assign the CAVU note to Gell Properties in consideration of three payments of $48,781 totaling $148,344, of which $97,563 has been paid as of February 20, 2012. We can provide no assurances that the final payment of $48,781 will be paid to us in March 2012. See “Notes to Consolidated Financial Statements.”

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

We are an exploration stage company with a history of losses and operating accumulated deficit of $39,308,876.

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

During the year ended December 31, 2011 we reported a net operating loss of $535,806 before an unrealized loss on available for sale securities of $381,402. In total, our 2011 comprehensive loss was $917,028. We cannot give any assurances that we can achieve profits from operations. For the period from inception of exploration stage through December 31, 2011, the Company has accumulated losses from development stage operations of $39,308,876.

We may not have properties containing quantities of oil and gas.

Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil reserves are ultimately discovered in commercial quantities for production capability or to attract the interest of larger oil field companies. We do not have an established history of locating and developing properties that have oil and gas reserves. We do not presently have adequate working capital to invest in new properties. We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future.

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

We may incur writedowns of our primary asset in Andora Energy in the event we need to sell all or part of it upon short notice.

Andora Energy is a privately held corporation, not traded on any exchange,thereby making its shares relatively illiquid, and causing its market value to be subject to substantial fluctuations. Should the Company need cash at some point in the future, it may decide to sell some or all of its Andora investment at a discount to its recorded book value.

We rely heavily upon reserve, geological and engineering data when determining whether or not to invest in a particular oil and gas property.

The reserve, geological and engineering data information that we use in evaluating oil and gas prospects is based on estimates involving a great deal of uncertainty. Different engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and gas exists at a particular location, and whether oil and/or gas and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling , well tests and information obtained from production of oil and gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing gas involves a substantial risk of investment loss. Drilling wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties or other reasons which impair or prevent the production of oil and gas from the well.

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

Our exploration and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We may conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we may be unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we would have to cease our operations for the season earlier than planned. Our operations may become affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. Our inability to access our properties or to conduct our operations as planned could result in a shutdown or slow down of our operations, which will adversely affect our business.

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

The marketability of our oil and or gas production will depend on the proximity of our reserves to and the capacity of third party services and facilities, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance.

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

Our business operations are presently managed by one key employee, E. Jamie Schloss, who serves in the dual capacity as our Chief Executive Officer and our Chief Financial Officer. The loss of the services of such employee could seriously impair our business operations. Mr. Schloss’ employment contract expires on March 31, 2012. We do not have key man life insurance on our Chief Executive Officer, any of our executives, directors or employees. We can provide no assurances that Mr. Schloss’ contract will be extended on terms satisfactory to us, if at all, or that a qualified replacement can be hired by the Company on reasonable terms.

Complying with environmental and other government regulations could be costly and could negatively impact production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wet lands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and ground water, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and damages, as well as administrative, civil and criminal penalties. We are currently evaluating insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and we concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company, although no assurances can be given in this regard.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially own a significant percentage of our Company. See “Item 12.” These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We do not expect to pay cash dividends.

We have not paid cash dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

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

Our principal executive offices are presently located at 75-153 Merle Drive, Suite B, Palm Desert, California 92211. This space was sub-leased on May 1, 2011 at a rental of $350.00 per month on a month to month basis. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We commenced oil and gas exploration activities in February 2005. However, (1) we did not engage in any production activities during the fiscal years ended December 31, 2010 and 2011, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by ASC 932 (formerly Statement of Financial Accounting Standards No. 69 (“SFAS 69”), (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2007 and 2006 applicable to ASC932. We did commence drilling activities in 2008 but none of the properties had any proved reserves as of December 31, 2011 and have been written off.

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

In June 2008, we began acquiring oil and gas properties for drilling and exploration. Three properties were acquired in 2008, the first was Green Springs Prospect in White Pine County, Nevada which consisted of two leases aggregating approximately 2,500 acres, the second was an oil and gas prospect in Crane County, Texas which was drilled, logged and found non-productive, and the third a deep gas well named the Qualmay #12-42 well, a 7,200 foot deep well oil & gas well drilled on 40 acres of land in Park County, Wyoming. The well did not perform to our expectations and in December, 2010 we sold this property for $10,000 in cash paid in March, 2011 and the forgiveness of approximately $29,000 in accrued liabilities. The rights to drill on the Nevada property lease expired in 2009.

In December, 2009, we entered into an equipment lease for four wells on a property in Pawnee County, Oklahoma which requires rework, which will rework commenced in 2009 but was not completed. Further rework will continue in 2010 after legal issues surrounding the lease are resolved. We paid $300,000 for the rights under the equipment lease which agreement provides that we will receive 75% of the net income until payout. Thereafter we would own a 25% working interest. In September, 2010, we entered into an agreement with CAVU Resources, Inc. for return of $130,000, plus interest, in conjunction with this property. See Item 1 - Recent Developments.

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

2009 Default Judgment against Subsidiary

Three Span Oil & Gas Litigation: On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc., in Midland Texas (Case #CC15386) for nonpayment of $60,125. The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of December 31, 2009. The action against Surge Energy Resources is for breach of contract, plus attorneys’ fees. Surge Energy Resources has no material assets or operations. A default judgment was entered into against our subsidiary, Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009, all of which was accrued as of December 31, 2011. Surge Energy Resources, Inc. had no assets at December 31, 2011.

Other than the foregoing, there are no other legal proceedings pending against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

Quarter Ended	High	Low
March 31, 2010	$0.16	$0.05
June 30, 2010	$0.15	$0.10
September 30,2010	$0.17	$0.05
December 31, 2010	$0.10	$0.03
March 31, 2011	$0.10	$0.02
June 30, 2011	$0.14	$0.03
September 30, 2011	$0.04	$0.02
December 31, 2011	$0.04	*

* Less than $.01 per share

American Stock Transfer Co.& Trust Company(6201 15th Avenue, New York, NY 11219) is the registrar and transfer agent for our common shares. As of March 1, 2012, we had 36,057,387 shares of common stock outstanding and approximately 580 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Sale of Unregistered Securities

During the year ended December 31, 2011 there were no sales of securities by the Company, except as follows:

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

(1) The Company offered to sell in a private placement Units at a cost of $30,000 per Unit. Each full Unit consisted of 1,000,000 shares of Common Stock at $0.03 per share and Warrants to purchase 1,000,000 shares, exercisable over a period of one year at a price of $.05 per share.

(2) On August 17, 2011, Surge Global Energy, Inc. (the “Company”) entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $45,000 (the “Note”) which agreement was effective upon funding. The financing closed on September 23, 2011. The Note was retired by the Company in February 2012, together with a premium payment. The Note bore interest at the rate of 8% per annum. All interest and principal had to be repaid on or before June 21, 2012. Any unpaid portions of the Note would have been convertible commencing on or after March 23, 2012 into common stock, at Asher’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Repurchase of Securities

During fiscal 2011, the Company did not repurchase any of its securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2011 and December 31, 2010, should be read in conjunction with the audited annual financial statements and the notes thereto. The Company began implementing plans to establish an oil and gas development business in 2005, which plans have not been successful to date. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”), although we have interests in Canadian companies.

Overview

For the year ended December 31, 2011 we had a net loss from operations of $535,800 versus a loss from operations 2010 of $1,050,800, a decrease in operating losses of $515,000. Our total comprehensive loss for the year ended December 31, 2011 was $917,200 versus a comprehensive loss of $1,049,700 in 2010, a decrease of $132,500. This decrease was composed of the decrease in operating losses of $515,000 and an increase in the other comprehensive losses of $380,300. Included in the 2011 Comprehensive loss was an unrealized loss of our Andora investment in the amount of $381,400 to reflect market conditions. The Company continues to seek additional capital and to utilize its assets to fund its operations, but there can be no assurance that we will be able to raise additional working capital or complete other financings in the future. These losses are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”

In 2012, our financial focus will be on continuing to reduce operating expenses, realizing value from our remaining assets in order to position Surge to take advantage of oil and gas and other business opportunities, raising additional financing to meet our cash liquidity and capital resource needs as they arise through the sale of common stock, debt and/or other convertible securities and selling some of our assets to generate working capital.

Results of Operations

For the year ended December 31, 2011, we had a net loss from operations of $535,800 versus a net loss in 2010 of $1,050,800, an improvement of $515,000. The net loss per share was $0.02 in 2011 versus a loss of $0.03 per share in 2010.

The Company had no operating revenues in the years ended December 31, 2011 and 2010 other than the sale of assets; we had a non-cash loss of $100,900 from the loss on sale of investments in 2011, compared with a gain of $305,000 in 2010. Included in 2010 was a non-cash gain of $102,500 which was reversed in 2011 contributing to the 2011 loss. We also had an impairment of oil and gas and related investments of $75,000 in 2011 versus an impairment of oil and gas properties of $615,700 in 2010, a decrease of $540,700.

Selling general and administrative expenses for the year ended December 31, 2011 compared to 2010 decreased by $379,500 to $353,000 in 2011 from $732,500 in the comparable prior period. Included within this $382,500 decrease is a refund of prior accrued tax expense of $30,800, a decrease of$28,000 in audit expenses, a decrease of $32,800 in insurance expenses, a decrease in rent of $20,100, a decrease in employee salaries of $34,000, a decrease of $160,500 in consulting fees, a decrease in bookkeeping expenses of $18,500, a decrease in officer salaries of $10,000 and a decrease in non-cash compensation of $11,000. The decrease in non-cash compensation cost of $11,000 in 2011 was the result of fewer options issued in 2011 versus prior years. Depreciation and amortization decreased $2,200 from $5,100 in 2010 to $2,900 in 2010.

Net financing cash flow in 2011 was $112,500 versus cash inflows of $153,100 in 2010, a decline of $40,600 in cash flow from financing activities. Net interest expense in 2011 was $3,900 versus interest expense of $2,500 in 2010, an increase of $1,400.

Officer Employment Agreement, officer loans and accrued officer salary:

In September, 2011 the Company extended Mr. Schloss’ employment agreement for six months or until March 31, 2012. Previously, in April, 2010, the Company had extended Mr. Schloss’ employment agreement on substantially the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011 and until August, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash. This provision ended in April, 2011. A total of $20,000 in salary was deferred in 2010 and 20011 and in lieu thereof a total of 33,333 Andora shares were sold to Mr. Schlossin lieu of cash salary payments pursuant to this agreement.

Under the revised agreements, as of July 1, 2011 Mr. Schloss’ salary and auto allowance were reduced from a total of $11,250 per month to $9,000 per month. Mr. Schloss serves as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. Mr. Schloss also agreed that in the event of the sale of the Andora shares issued to him at a price over $1.00 per share that the such excess proceeds would inure to the Company.

In the fourth quarter of 2010 and also in 2011 Mr. Schloss advanced his personal funds to the Company. As of October 1, 2011 the Company agreed to pay interest on the loan balance at an annual rate of 8% per annum. The loan(s) advanced by Mr. Schloss at December 31, 2011 totaled $81,181 including interest. The loans were made without prepayment penalty, are secured by the Company’s Andora shares, and are repayable at the time a liquidity event (such as the sale of stock or collection of receivables) is completed. Accrued but unpaid salary and expenses due Mr. Schloss at December 31, 2011 totaled $85,819 plus $81,181 in advances and interest for a total owed of $167,000.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $14, 659 versus cash of $454 at December 31, 2010, an increase of $14,195. This increase was comprised mainly from net cash flow provided in financing activities of $112,500 less cash flow used in operating activities of $96,770 and $1,525 in equipment purchases. See cash flow statement for complete details.

Our net working capital position at December 31, 2011 was a working capital deficit of $241,900 versus a positive working capital of $209,000 at December 31, 2010. Current assets declined by $169,400 caused primarily by a write-down of $75,000 in our production payments receivable and a reduction in investment of marketable securities of $102,500. Current liabilities increased by $201,200, caused primarily by an increase in accounts payable and accrued liabilities of $52,800 resulting primarily from legal fees and consulting fees owed, an increase in loans payable to officer of $87,000 and an increase in notes payable to Asher Enterprises of $61,700.

The net cash flow deficit from operating activities in 2011 was $96,800 versus cash used in operating activities of $684,600 in 2010, a decrease of $587,800. The decrease in the deficit consisted primarily of a reduction of $155,100 general and administrative expenses and a reduction in write-downs of assets from $615,700 in 2010 to $75,000 in 2011, a decrease of $540,700. Employee compensation expense arising from stock options and expenses issued to employees and directors decreased from $102,700 in 2010 to $91,700 in 2011, a decrease of $11,000. A write-off of marketable securities in 2011 of $102,500 resulted in a loss on marketable securities versus a gain on $395,100 in 2010.

The net cash flow provided in financing activities of $112,500 in 2011 consists of the Company receiving proceeds from the sale of common stock of $67,500 and $45,000 in convertible notes payable, as compared with cash provided in financing activities of $153,100 in 2010, a decrease of $40,600.

We have a history of net losses and expect that our operating expenses will require additional financing as we have no revenues. Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties or other business opportunities, subject to availability of sufficient cash resources. To make these acquisitions, our capital needs will increase substantially. We have limited working capital and cash resources to fund our oil and gas exploration operations. While we are not presently involved in litigation, any future litigation would result in legal expenses which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis. See “Risk Factors” under “Item 1.A.”

Acquisition or Disposition of Plant and Equipment

None.

Number of Employees

From our inception through the period ended December 31, 2011, we have primarily relied on the services of outside consultants for services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of December 31, 2011, we had one (1) full-time employee and we anticipate no increase in our administrative employment base during the next 12 months at the present time.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, stock and commodity prices. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure, except that we own equity securities in a private company held for long term investment and we hold equity securities in a publicly traded company whose value is marked to market on a quarterly basis. Our primary exposure to market risk is interest rate risk associated with our short term money market investments and the market price risk of our publicly traded investments, if any. The Company does not have any credit facilities with variable interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2011	F-4

Consolidated Statements of Stockholders’ (Deficit) Equity for the period from January 1, 2005 (inception of exploration stage) through December 31, 2011	F-5 - F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2011	F-8 - F-10

Notes to Consolidated Financial Statements	F-11 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surge Global Energy, Inc.

(An Exploration Stage Company)

Palm Desert, California 92260

I have audited the accompanying consolidated balance sheets of Surge Global Energy, Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the years then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor FL

February 24, 2012

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$14,659	$454
Accounts Receivable	—	10,000
Production payments receivable	140,000	215,000
Investment in marketable securities	—	102,451
Prepaid expenses	15,997	12,169
Total current assets	170,656	340,074

Property and equipment, net of accumulated depreciation of $35,329 and $32,418, respectively	1,016	2,402
Investment in Andora Energy	2,878,350	3,276,739

Total assets	$3,050,022	$3,619,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$183,797	$131,011
Loans Payable-Officer	167,000	80,000
Convertible Note payable	61,726	—
Total current liabilities	412,523	211,011

Total liabilities	412,523	211,011

Commitments and contingencies	—	—

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	—	—
Series A - none issued and outstanding	—	—
Series B - none issued and outstanding	—	—
Special Voting Preferred – 0 shares issued and outstanding, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 35,887,387 and 33,637,387 shares issued and outstanding, respectively	35,887	33,637
Additional paid-in capital	54,629,402	54,485,149
Accumulated other comprehensive income	(381,402)	—
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(39,308,876)	(38,773,070)
Total stockholders’ equity	2,637,499	3,408,204

Total liabilities and stockholders’ equity	$3,050,022	$3,619,215

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2011	2010	2011
Operating expenses:
Selling, general and administrative expenses	$353,023	$732,523	$24,071,511
Accretion, depreciation and amortization	2,911	5,099	478,314
Oil and gas property impairment	75,000	615,741	10,085,117
Total operating expenses	430,934	1,353,363	34,634,942

Loss from operations	(430,934)	(1,353,363)	(34,634,942)
Equity in losses from affiliates	—	—	(2,099,663)
Loss on redemption of preferred shares			(105,376)
Gain (loss) on sale of marketable securities	(100,924)	305,138	1,067,865
Impairment of marketable securities	—	—	(3,707,513)
Warrants issued from Peace Oil acquisition	—	—	(368,000)
Revaluation loss net of warrant liability	—	—	(431,261)
Interest income (expense)	(3,948)	(2,577)	(4,234,187)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	—	—	1,525,105
Loss from continuing operations, before income taxes and minority interest	(535,806)	(1,050,802)	(42,987,972)
Benefit (provision) for income taxes	—		—
Income (loss) before non-controlling interest	(535,806)	(1,050,802)	(42,987,972)
Income (loss) applicable to non-controlling interest	—		3,679,096
Net income (loss)	(535,806)	(1,050,802)	(39,308,876)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(381,402)	—	(381,402)
Foreign currency translation adjustment	—	1,101	—
Comprehensive income (loss)	$(917,208)	$(1,049,701)	$(39,690,278)

Income (loss) per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	35,557,250	32,860,187

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2011

							Accumulated Other	Accumulated Deficit
					Additional	Deferred	Compre-	during
	Preferred Stock		Common Stock		Paid-in	Compen-	hensive	Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	sation	Income	Stage	Deficit	Total
Balance - December 31, 2005	—	$—	26,277,097	$26,277	$28,328,758	$(3,981,947)	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R	—	—	—	—	(3,981,947)	3,981,947	—	—	—	—
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	—	—	1,200,000	1,200	1,798,800	—	—	—	—	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	—	—	(450,000)	(450)	450	—	—	—	—	—
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	—	—	160,000	160	178,456	—	—	—	—	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	—	—	400,000	400	99,600	—	—	—	—	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	—	—	3,000,000	3,000	1,347,000	—	—	—	—	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	—	—	—	—	3,787,861	—	—	—	—	3,787,861
Valuation of warrant liabilities in connection with private placement	—	—	—	—	(3,420,900)	—	—	—	—	(3,420,900)
Gain on investment	—	—	—	—	4,147,556	—	—	—	—	4,147,556
Conversion to equity method	—	—	—	—	3,133,622	—	—	—	—	3,133,622
Employee stock option expense	—	—	—	—	4,138,639	—	—	—	—	4,138,639
Other stock options awards granted pursuant to employment agreement	—	—	—	—	640,491	—	—	—	—	640,491
Foreign currency translation adjustment	—	—	—	—		—	339,014	—	—	339,014
Net loss								(15,926,093)		(15,926,093)
Balance at December 31, 2006	—	$—	30,587,097	$30,587	$40,198,386	$—	$153,600	$(24,687,302)	$(12,337,511)	$3,387,760

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2011

							Accumulated Other	Accumulated Deficit
					Additional	Deferred	Compre-	during
	Preferred Stock		Common Stock		Paid-in	Compen-	hensive	Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	sation	Income	Stage	Deficit	Total
Balance at December 31, 2006	—	$—	30,587,097	$30,587	$40,198,386	$—	$153,600	$(24,657,302)	$(12,337,511)	$3,387,760

Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	—	—	383,333	383	91,483	—	—	—	—	91,866
Employee stock option expense	—	—	—	—	1,348,943	—	—	—	—	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	—	—	—	—	2,309,400	—	—	—	—	2,309,400
Gemini note conversion	—	—	(2,000,000)	(2,000)	(898,000)	—	—	—	—	(900,000)
Peace Oil acquisition warrants	—	—	—	—	368,000	—	—	—	—	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	—	—	—	—	1,076,575	—	—	—	—	1,076,575
Exchange of Redeemable Preferred Shares into common stock			7,499,907	7,500	4,468,824	—	—	—	—	4,476,324
Foreign currency translation adjustment	—	—	—	—	—	—	(1,068,738)	—	—	(1,068,738)
Net loss								(11,343,620)		(11,343,620)
Balance at December 31, 2007	—	$—	36,470,337	$36,470	$48,963,611	$—	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

Employee stock option expense	—	—	—	—	265,691	—	—	—	—	265,691
Stock compensation expense - Warrants	—	—	—	—	24,506	—	—	—	—	24,506
Retirement of stock on sale of Cynthia Holdings, Ltd	—	—	(1,000,000)	(1,000)	1,000	—	—	—	—	—
Options exercised	—	—	150,000	150	5,700	—	—	—	—	5,850
Purchase and cancellation of stock	—	—	(993,333)	(993)	(67,940)	—	—	—	—	(68,933)
Purchase and cancellation of stock from prior Cold Flow shareholders	—	—	(3,189,617)	(3,190)	4,774,054	—	—	—	—	4,770,864
Unrealized loss on available for sale securities	—	—	—	—	—	—	(980,270)	—	—	(980,270)
Foreign currency translation adjustment	—	—	—	—	—	—	899,499	—	—	899,499
Net income	—	—	—	—	—	—	—	607,835	—	607,835
Balance at December 31, 2008	—	$—	31,437,387	$31,437	$53,966,622	$—	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2011

							Accumulated Other	Accumulated Deficit
					Additional	Deferred	Compre-	during
	Preferred Stock		Common Stock		Paid-in	Compen-	hensive	Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	sation	Income	Stage	Deficit	Total
Balance at December 31, 2008	—	$—	31,437,387	$31,437	$53,966,622	$—	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550

Employee stock option expense	—	—	—		163,649	—	—	—	—	163,649
Stock compensation expense - Warrants	—	—	—	—	52,846	—	—	—	—	52,846
Unrealized gain on available for sale securities	—	—	—	—	—	—	980,270	—	—	980,270
Foreign currency translation adjustment	—	—	—	—	—	—	14,538	—	—	14,538
Net loss								(2,329,180)		(2,329,180)
Balance at December 31, 2009	—	$—	31,437,387	$31,437	$54,183,117	$—	$(1,101)	$(37,722,268)	$(12,377,512)	$4,153,673

Employee stock option expense	—	—	—		85,732	—	—	—	—	85,732
Issuance of common shares for various amounts			2,200,000	2,200	216,300					218,500
Foreign currency translation adjustment	—	—	—	—	—	—	1,101	—	—	1,101
Net loss								(1,050,802)		(1,050,802)
Balance at December 31, 2010	—	$—	33,637,387	$33,637	$54,485,149	$—	$—	$(38,773,070)	$(12,337,512)	$3,408,204

Employee stock option expense	—	—	—		79,003	—	—	—	—	79,003
Issuance of common shares for various amounts			2,250,000	2,250	65,250					67,500
Unrealized loss on available for sale stock	—	—	—	—	—	—	(381,402)	—	—	(381,402)
Net loss								(535,806)		(535,806)
Balance at December 31, 2011	—	$—	35,887,387	$35,887	$54,629,402	$—	$(381,402	$(39,308,876)	$(12,337,512)	$2,637,499

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			January 1, 2005
			(date of inception
			of exploration
	For the Year Ended		stage) through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(535,806)	$(1,050,802)	$(39,308,876)
Non-controlling interest	—	—	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	2,911	5,099	478,314
Write-off of property and equipment	—	—	4,984
Realized loss (gain) on sale of marketable securities	102,451	(305,128)	(1,066,328)
Loss from redemption of preferred shares	—	—	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	—	—	(1,525,105)
Share of affiliate loss	—	—	2,099,663
Impairment of oil and gas properties	75,000	615,741	10,085,117
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	—	—	1,022,492
Impairment of marketable securities	—	—	1,786,498
Share-based compensation	95,990	102,720	6,958,540
Gain/loss on revaluation of warrant liabilities	—	—	431,261
Warrant expense	—	—	445,352
Interest on Gemini note	—	—	230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	—	—	(137,500)
Amortization of discount attributable to warrants	—	—	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	—	—	1,076,575
Debt discount	—	—	1,010,679
Founders stock	—	—	4,265,640
Changes in operating assets and liabilities:
Other receivable	10,000	(10,000)	(132,384)
Prepaid expense and other assets	(3,828)	53,194	(35,257)
Other assets	—	—	80,958
Accounts payable and accrued liabilities	156,512	(15,399)	954,629
Income taxes payable	—	—	—
Net cash used in operating activities	$(96,770)	$(604,575)	$(11,180,238)

See accompanying notes to consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2011	2010	2011
Cash flows from investing activities:
Purchases of property and equipment	(1,525)	(845)	(117,425)
Production payment advanced	—	—	—
Proceeds from sale of marketable securities	—	399,873	589,506
Proceeds from sale of investment	—	—	600,000
Payment for note receivable	—	—	137,500
Proceeds from note receivable	—	—	(275,000)
Purchase of oil and gas properties	—	(5,000)	(13,370,529)
Deposits	—	—	(9,913)
Proceeds from sale of oil leases	—	—	6,314,820
Consideration paid on sale of subsidiary	—	—	(1,533,395)
Asset Retirement Obligation	—	—	61,773
Proceeds from disposition of Peace Oil property	—	—	14,071,294
Purchase of marketable securities	—	—	(5,475,727)
Gemini note repayment	—	—	(1,380,000)
Deduct June 2006 Signet cash balance	—	—	(5,626,405)
Net cash provided by (used in) investing activities	(1,525)	394,028	(6,013,501)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	67,500	218,500	4,411,013
Repurchase of common stock	—	—	(33,933)
Principal payments on note payable	—	(65,357)	(225,000)
Proceeds from exercise of options	—	—	97,717
Proceeds from equity to debt conversion	—	—	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	—	—	125,000
Proceeds from convertible debentures	—	—	1,710,000
Proceeds from note payable, gross	45,000	—	10,466,933
Proceeds from Signet stock, net of costs and fees	—	—	1,769,602
Deferred financing costs	—	—	(1,208,375)
Net cash (used in) provided by financing activities	112,500	153,143	17,362,957
Effect of exchange rates on cash and cash equivalents	—	1,102	(314,494)

Net increase (decrease) in cash and cash equivalents	14,205	(56,302)	(145,276)

Cash and cash equivalents at the beginning of the period	454	56,756	159,935
Cash and cash equivalents at the end of the period	$14,659	$454	$14,659

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$5,480	$171	$519,012
Cash paid during the period for income taxes	$—	$—	$—

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$—	$—	$1,710,000
Cancellation of common shares	$—	$—	$1,000
Unrealized (gain) loss on available for sale securities	$381,402	$—	$381,402
Note payable issued for investment	$—	$—	$225,000
Exchange of North Peace shares for common shares	$—	$—	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$—	$—	$2,099,067
Andora shares issued on settlement of litigation	$—	$570,780	$645,780
Andora shares issued in lieu of cash compensation	$6,987	$16,988	$23,975

See accompanying notes to consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

For the period from January 1, 2005 (inception of exploration stage) through December 31, 2011, the Company has accumulated exploration stage losses of $39,690,278. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

DECEMBER 31, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated the production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved.

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2011 or December 31, 2010.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $14,659, of which $4,633 is in cash in an account maintained by a U.S. bank, all of which is subject to up to $250,000 of FDIC insurance, and $10,026 in a U.S. money market fund.

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

DECEMBER 31, 2011 AND 2010

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $535,806 and $1,050,802 for the years ended December 31, 2011 and 2010, respectively. The Company’s cash position as of December 31, 2011 was $14,659 compared with $454 at December 31, 2010, an increase of $14,205. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $241,867 as of December 31, 2011 compared with current assets in excess of current liabilities by $129,063 in the prior year. For years ended December 31, 2011 and 2010, the Company used $96,779 and $604,573, respectively, of cash from operating activities. The Company continues to need additional cash to manage its business. Cash from production payments receivable and the sale of our investment in Andora are projected to be received in 2012. The Company is also negotiating a convertible loan for working capital purposes. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora shares, production payments receivable, and proceeds from stock or convertible note offerings management believes it should have has sufficient capital resources to meet projected cash flow needs through the next twelve months.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses from continuing operations amounted to $2,911 and $5,099 for the years ended December 31, 2011 and 2010, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the years ended December 31, 2011 and 2010 was $79,003 and $85,372, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the years ended December 31, 2011 and 2010 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2011.

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. In addition to compensation incurred for stock options, the Company incurred $6,987 in 2011 and 2010 in additional expense as a result of the issuance of Andora shares to its Chief executive officer in lieu of cash compensation.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders’ equity.

Subsequent Events

The Company evaluated events occurring between the end of the fiscal year, December 31, 2011, and the date when the financial statements were issued. Those events which do not affect the 2011 financials are listed as subsequent events, Note 15 for further details on subsequent events.

Recently Issued Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated results of operations, financial position or cash flow.

NOTE 2 – ACCOUNTS RECEIVABLE

In December, 2010, the Company sold its entire 35% working interest in the Qualmay 12-42 well in Wyoming. The sale provided for $10,000 be paid in cash, which payment was made in March, 2011, and forgiveness of lease related liabilities of $29,405. As of December 31, 2011 the accounts receivable balance was zero.

NOTE 3 – CONVERTIBLE NOTE RECEIVABLE AND DETACHABLE WARRANT

In September 2008, the Company paid $275,000 and issued 1,000,000 warrants at an exercise price of $0.75 per share and expiring December 31, 2009 for the purchase of 500,000 shares of common stock and a $275,000 convertible note receivable from 11 Good Energy, Inc. The convertible note receivable bore interest at a rate of 8% per annum and was scheduled to mature on June 30, 2009.

The Note was either redeemable at face value or convertible into 11 Good Energy common stock and an equal number of common stock purchase warrants exercisable until June 30, 2010, and was redeemable at the Company’s election at the earlier of maturity date or upon notice of prepayment of the convertible note by 11 Good Energy, Inc. The conversion price was to be calculated at 85% of the cash sales price per share of common stock to be offered by 11 Good Energy, Inc. in a private placement, with no value attributable to any warrants. The number of warrants was to be equal to the number of common stock issuable upon conversion. As a result of the foregoing, the Company received warrants to purchase 107,843 shares of 11Good Energy common stock exercisable at $2.55 per share through the close of business on June 30, 2010, subsequently revised to June 30, 2012.

The Company allocated the purchase price to the convertible note receivable and the marketable securities based on the relative fair values of the instruments received. The allocation of the purchase price was $137,500 to the convertible note receivable and $137,500 to the 500,000 common shares of 11 Good Energy. A discount of $137,500 was recorded on $275,000 face value of convertible note receivable. On June 11, 2009, the note receivable accrued interest and legal fees thereon, totaling $295,057 was received in full. The discount on the convertible note was fully amortized using the effective interest method. At the same time, the 1,000,000 warrants issued at $0.75 per share were cancelled. The Company continues to own a stock purchase warrant to acquire 107,843 shares of 11Good Energy, Inc. exercisable at $2.55 per share.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 3 – CONVERTIBLE NOTE RECEIVABLE AND DETACHABLE WARRANT(continued)

The 11 Good Energy warrant had been scheduled to expire on June 30, 2010 but the expiration date was extended until June 30, 2012. The Company did not previously value the warrant for financial statement purposes since the Company did not exercise the warrant on or before June 30, 2010. But with the extended expiration date and the prospect that 11 Good Energy, Inc. common stock may become publicly traded in the second quarter of 2011 has caused us to value the warrant at $102,451 as of December 31, 2011, or $0.95 per warrant. In September, 2011 the Company determined that the value of the warrant was diminimous due to market conditions and the Company’s own financial condition. There we recorded a loss of $102,451 in 2011, reversing the gain in 2010.

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

In December, 2010, the Company recognized a write-down of this asset of $85,000 to reflect its estimate of the property’s fair market value at December 31, 2010 after the foregoing and also recorded a write-down of $75,000 in 2011.

NOTE 5- OIL & GAS PROPERTIES

The Company has no oil and gas properties remaining at December 31, 2011.

Year Incurred	Acquisition Costs	Exploration Costs	Development Costs	Total
2009	$553,241	$0	$-	$553,241
2010	$5,000	$0	$-	$5,000
Total	$558,241	$0	$-	$558,241
Impairment-2010	$(558,241)	$0	$-	$(558,241)
Balance	0	0	-	0

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 5- OIL & GAS PROPERTIES (Continued)

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

In June and December, 2011, the Company reserved a total of $160,000 against its production payment receivable account to reflect its estimate of recoverable costs. This receivable is related to its investment in its Oklahoma property, which was classified as a production payment receivable and is not reflected in the above table.

NOTE 6 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation (“Andora”). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock. The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora. At that time, 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet. In connection with the Dynamo litigation claim, Andora was entitled to recover a claim of legal fees from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals, which only allowed the escrowed shares to be released upon settlement of all claims. Pursuant to the agreement reached between the Company and Andora, all shares were released from escrow to the Company in February, 2010 after payment of 375,000 Andora shares owned by the Company to Andora. During the years ended December 31, 2010 and 2011 the Company issued 16,667 and 16,666 shares of Andora common stock to its Chief Executive Officer in lieu of $20,0000 in cash compensation due under his employment agreement.

At June 30, 2011 the Company recorded a temporary write-down of $878,422 to reflect the temporary reduction in value from $3,259,752 to $2,385,576 (approximately $0.27 per share). In December, 2011 the Company recorded an additional temporary write-down of $78,650. The total temporary write-downs in 2011 were $957,072.

At December 31, 2011 the Company owned 3,198,166 Andora shares valued at $2,302,680 ($ 0.72 per share), approximately 5% of Andora’s common shares on a fully diluted basis.

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7 – INCOME TAXES (Continued)

	For the Year Ended December 31,
	2011	2010
Net Loss	$(535,000)	$(1,050,000)
Income tax computed at combined U.S. and state rates (40%)	(140,0000)	(400,000)
Permanent differences	—	—
Changes in valuation allowance	140,000	400,000
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,920,000	$5,780,000
Less valuation allowance	(5,920,000)	(5,780,000)
Total	$—	$—

At December 31, 2011, Surge had net operating loss carryforwards of approximately $14,800,000 for federal and approximately $14,400,000 at December 31, 2010 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $140,000 and $400,000 in the years ended December 31, 2011 and 2010 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 8 - LOANS PAYABLE-OFFICER

During the year ended December 31, 2011, the Company’s Chief Executive officer advanced the Company a net total of $87,000, which amount includes salary earned but unpaid and accrued expenses. The loan was originally made without interest, is secured by Andora shares convertible at $0.60 per share, and is repayable without penalty at the time a liquidity event, such as sale of stock or collection of receivables, occurs. This agreement was amended to provide that loans would bear interest of 8%.

In September, 2011 the Company extended Mr. Schloss’ employment agreement for six months or until March 31, 2012. Previously, in April, 2010, the Company had extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011 and until August, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash. A total of $20,000 in salary was deferred in 2010 and 2011 and in lieu thereof a total of 33,333 Andora shares were issued pursuant to this agreement.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Common Stock

On February 22, 2007, the Company approved an increase to the Company’s authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation.

The Company is not currently subject to any contractual arrangements which restrict its ability to pay cash dividends. The Company’s Certificate of Incorporation prohibits the payment of cash dividends on the Company’s Common Stock in excess of $0.05 per share per year so long as any one preferred stock remains outstanding unless all accrued and unpaid dividends on one preferred stock has been set apart and there are no arrearages with respect to the redemption of any preferred stock.

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

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867. In April 2007, the Company redeemed 2,000,000 shares of Common Stock for a note payable with Gemini, which 2,000,000 shares were cancelled. In November 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares into 7,499,907 Surge common shares.

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

DECEMBER 31, 2011 AND 2010

NOTE 9 - CAPITAL STOCK (continued)

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

In 2011, the Company sold a total of 2,250,000 common shares for total proceeds of $67,500 at $0.03 per share.

NOTE 10 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at December 31, 2011.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	2,250,000	0.38	$0.05	2,250,000	$0.05
0.08	500,000	1.28	0.08	500,000	0.08
0.25	1,900,000	0.35	0.25	1,900,000	0.25
Totals or average	4,650,000	0.67	$0.94	4,650,000	$0.13

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	7,700,000	$0.94
Granted	1,900,000	0.25
Exercised	—	—
Canceled or expired	(3,000,000)	0.75
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	—	—
Canceled or expired	(4,200,000)	1.45
Outstanding at December 31, 2011	4,650,000	$0.13

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS (Continued)

For the years ended December 31, 2011 and 2010 the Company issued 2,250,000 and 1,900,000 warrants respectively which were fully vested at December 31, 2011. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2011 or 2010 for these warrants.

During the year ended December 31, 2011, a total of 1,000,000 warrants expired unexercised.

The fair value of the warrant expense during the year were valued using the Black-Scholes option pricing model. Variables used in the Black-Scholes pricing model : (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends. The warrants had $0 intrinsic value at December 31, 2011. Deferred taxes are provided on a liability method for taxable temporary differences resulting from the reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2011 the Company issued a total of 4,200,000 warrants which were fully vested at December 31, 2011.

The warrants issued in 2011 were in conjunction with a common stock offering and no warrant expense was recorded in the year ending December 31, 2011 for these warrants.

Stock options.

In 2011, there were 1,000,000 options granted at $0.039 to two new Directors.

In 2010, a total of 4,700,000 options were cancelled in 2010 pursuant to an agreement with three former directors which provided that these options would be cancelled as part of a consulting agreement which paid these former directors a total of $200,000. Another 2,000,000 options were cancelled as a result of resignations of other directors. No stock options were exercised in 2010 or 2009. All stock options and warrants issued were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

During 2010, options to purchase 800,000 shares of common stock were granted by Surge Global Energy, Inc. to its officers and directors at exercise prices of $0.10 per share, of which 400,000 were cancelled in December 2010. The remaining options have a term of five years from the date of grant. and vest over 24 months.

Fair value expense of $79,003 and $85,732 was recorded in 2011 and 2010 using the Black-Scholes method of option-pricing model for vested options. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2010 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Non-cash compensation expense for stock option expense of $79,003 and $85,732 was charged to operations for expenses arising from the issuance of options during the years ended December 31, 2011 and 2010, respectively.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 - WARRANTS AND STOCK OPTIONS (continued)

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.039	1,000,000	2.60	$0.04	583,333	$0.04
0.055	1,200,000	2.91	0.06	1,200,000	0.06
0.07	1,600,000	3.42	0.07	1,600,000	0.07
0.08	2,200,000	0.95	0.08	2,200,000	0.08
0.10	400,000	1.66	0.10	400,000	0.10
0.12	250,000	2.03	0.12	250,000	0.12
	6,650,000	2.56	$0.06	6,233,333	$0.06

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,550,000	$0.07
Granted	800,000	0.10
Exercised	—	—
Canceled or expired	(6,700,000)	0.07
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	1,000,000	0.04
Cancelled or expired	—	—
Outstanding at December 31, 2011	6,650,000	$0.06

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

The total loss on sale of marketable securities in 2011 was $100,924 and versus a gain of $305,128 in 2010.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 12 - RELATED PARTY TRANSACTIONS

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

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash. A total of $20,000 in salary was deferred in 2010 and 20011 and in lieu thereof a total of 33,333 Andora shares were issued pursuant to this agreement.

For the years ending December 31, 2011 and 2010, a total of 33,333 Andora shares were paid to him pursuant to this agreement and $20,000 in salary was converted into Andora shares.

The total loans, deferred salary and expenses due Mr. Schloss at December 31, 2011 totaled $167,000. See Note 9 for further details.

The Company also entered into a consulting agreement with a Director for the period from May 1, 2011 to December 31, 2011 which provided that in addition to his director’s duties, a director will provide the Company with consulting services to assist the Company in mergers & acquisitions, new financings, and other business opportunities at a fee of $5,000 per month which will be deferred until a liquidity event occurs. On September 30, 2011 the Company and this Director agreed to terminate his consulting services and to settle on a total of $ 25,000 being owed to this director.

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

DECEMBER 31, 2011 AND 2010

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

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $350 per month.

Employment Agreements

The company has an employment agreement with its Chief Executive Officer until March 31, 2012.

Consulting Agreements

The Company had no outstanding consulting agreements as of December 31, 2011.

NOTE 15- CONVERTIBLE NOTES

On August 17, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $45,000 (the “Note”) which agreement was effective upon funding. The financing closed on September 23, 2011.

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

The Company paid the outstanding Note in full, including interest and a 40% prepayment penalty, on February 20, 2012.

NOTE 16 – SUBSEQUENT EVENTS

On January 12, 2012, the Company sold 170,000 shares at $0.03 per share and issued 170,000 warrants exercisable at $0.05 for one year for total consideration of $5,100.

On February 20, 2012, the Company paid $64,479, including interest and prepayment penalty, to Asher Enterprises, Inc. to retire the outstanding Convertible Note due them.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

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

Our chief executive officer and chief financial officer, namely, E Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Board of Directors

The following tables and narrative description sets forth, as of March 1, 2012, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each person currently serving as a director. Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years. We currently have three vacancies on our board of directors.

Name	Age	Director Since	Present Position with Surge
E. Jamie Schloss	68	2008	Chief Executive, Financial and Accounting Officer and Chairman of the Board
Charles V. Sage (1)	67	2008	Director
Ed Korhonen (2)	76	2008	Director
Warren Dillard (1,2)	69	2009	Director
Steven Vanechanos (1)	57	2011	Director
Bruce Gallo	56	2011	Director

(1) Current members of Compensation Committee

(2) Current members of Audit Committee

E. Jamie Schloss, Chief Executive and Financial Officer, Chairman of the Board

Mr. E. Jamie Schloss was a certified public accountant for more than 30 years before joining the board of Directors of Surge Global Energy, Inc. from October, 2004 to July, 2006 and was reappointed to the Surge Board in February, 2008. Mr. Schloss served as Chief Financial Officer of Surge Global from December 2005 to June 2006 and has served as its Chief Executive Officer and Chief Financial Officer from February, 2008 until the present time. Prior to his positions with Surge, Mr. Schloss’ company, Castle Rock Resources, Inc., raised funds and participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000. Castle Rock continues to own and manage a well in south Texas which has been producing oil and gas for more than 18 years. Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York City. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios. Mr. Schloss’ extensive business, financial and leadership experience in the oil and gasoline industry particularly qualifies him for service on the Company Board.

Charles V. Sage, Director

Mr. Sage joined our Board on February 11, 2008. Mr. Sage was employed by the Goodyear Tire & Rubber Company from 1967 until 2000 where he held senior sales, marketing and general management positions. Responsibilities included strategic planning, product and process rationalization, organizational development, merger and acquisitions, and succession planning. Since 2001, he has been engaged as a consultant to industrial rubber products companies seeking to broaden market presence through the acquisition of North American operations. Mr. Sage has a Bachelor of Science (BS) degree from the Kelley School of Business at Indiana University, Bloomington, Indiana. Mr. Sage’s extensive business, managerial, executive and leadership experience in the industrial rubber product industry particularly qualifies him for service on the Company Board, as he brings diversification and independence to the Board.

Edwin J. Korhonen, Director

Edwin J. Korhonen, P.Eng., joined our Board on July 14, 2008. He is a graduate of Queen’s University Kingston ON (1957) with a BS.C in Electrical Engineering. He is a member of the Professional Engineers of Ontario. Mr. Korhonen began his career as a Sales Engineer with Allen-Bradley selling electric motor controls. He then joined Campbell Soup in Toronto in 1963 and worked in production management and as Director of Engineering in the US, returning in countries. He also served 21 years on the Board of Governors of the Queensway Hospital in Toronto, including serving as President of the Canadian Company. He subsequently became President of Nabisco Brands and then Maple Leaf Flour Mills in Canada until 1991. For the past 15 years, he has been involved as President with smaller, early-stage businesses, including Tracker Corporation, a bar code identification system to identify and return lost and stolen items; Eco Logic, a high temperature hydrogen technology to destroy hazardous and toxic materials; and Northstar Multicorp, manufacturer of a peat-based absorbent to clean up oil spills, currently exported to over 15 countries. He also served 21 years on the Board of Governors of the Queensway Hospital in Toronto, including serving as Treasurer and Chairman of the finance and audit committee for five years. Mr. Korhonen is currently a director of ISG Preventive Technology Inc., a start-up Toronto based company with a patented integrated strain gauge technology that can be used to estimate and predict fatigue life of materials and structures, and a director of RXT 100 Inc. Mr. Korhonen’s extensive business, financial, management and leadership experience in a variety of industries particularly qualifies him for service on the Company Board as an independent director.

Warren M. Dillard, Director

Warren M. Dillardhas been active in the financial management world for over 40 years. A graduate of the Harvard Business School he entered business managing mutual funds, has had top level operating responsibility in a number of positions and is currently active in private investment banking. Mr. Dillard is currently President of Vanguard Energy, Inc., a Houston, Texas based energy company. Until early 2006, Mr. Dillard was recently a Founder, Chairman and CEO of Global Card International, LLC, an international marketing company that sells and services debit cards to the “unbanked” populations of the world.. Mr. Dillard is the former Vice Chairman of The Gordon Group, of Los Angeles, California, and was responsible for financial and strategic planning, capital formation and corporate coordination of all of The Gordon Group of companies. Previously, Mr. Dillard was President and Chief Financial Officer of the Group upon its founding in 2000 and was instrumental in developing each of its five business units. This included a position as Chief Strategic Officer and Director of what is now known as iPayment Holdings, a now-public e-commerce payment gateway serving 20,000 merchants. For the past 20 years, Mr. Dillard has been active in private investment banking for new and emerging growth companies in a variety of industries including real estate, oil & gas, financial services and technology. This activity included raising private and public equity capital for an early stage high tech company in Silicon Valley that he took public, to which he was also appointed Chief Operating Officer, Chief Financial Officer and Director. Mr. Dillard provides capital formation and business strategy consulting for early stage ventures in energy, technology and electronic commerce. He received his BBA in Accounting from Texas A & M University and his MBA in Finance with Honors from the Harvard Business School. Mr. Dillard’s extensive business, financial, management and leadership experience in a variety of industries particularly qualifies him for service on the Company Board as an independent director.

Bruce Gallo

Mr. Bruce Gallo joined our board in May 2011. Mr. Gallo worked in various capacities in the commodities business for 30 years until his semi-retirement in 2007. His career started with Shearson Loeb Rhoades in 1977 as a stock and commodity broker. In 1978 he joined the Comex as a trader. He subsequently held various positions with different companies on the Nynex, most notably Phibro Energy where he was a vice-president from 1988 to 1995. In 1996, he formed an independent partnership named Top Energy at which he was a managing Director. Top Energy specialized in international oil trading and it had major oil companies world-wide as clients. In September, 2001 Mr. Gallo formed his own firm, M. W. Futures. His main responsibilities as President of M.W. Futures were to generate new business and supervise the growth of his company. After five successful years, Mr. Gallo, liquidated M.W. Futures and retired. Mr. Gallo presently serves as commissioner on the Bridgeport, Connecticut redevelopment agency as well as co- chairing the energy independent district of Bridgeport, CT. He attended Kingsborough College from 1973 to 1975 majoring in marketing and Brooklyn Tech from 1968 to 1972. Mr. Gallo’s extensive experience in the financial industry particularly qualifies him for service on the Company’s board as an independent director.

Steven L. Vanechanos

Mr. Vanechanos joined our board in April 2011. Mr. Vanechanos is Chairman of the Board of EPEC Biofuels Holdings, and serves on the Board of Directors of the Sweet Sorghum Ethanol Association. EPEC is a biofuel company pioneering the use of Sweet Sorghum for farm integrated ethanol production.Mr. Vanechanos served on the Board of Governors of the American Stock Exchange from April 2005 until it was sold to NYSE/Euronext in 2008. Mr. Vanechanos Chaired AMEX’s Technology Committee and served on both its Audit Committee and Finance Committee. Vanechanos is also the founder and CEO of Third Millennium Strategies, Inc., a strategic, management and financial consulting firm to SMEs.Prior to Third Millennium, Vanechanos was founder, CEO and Chairman of DynamicWeb Enterprises, Inc., a B2B e-Commerce company. Vanechanos successfully guided DynamicWeb, from inception to business combination with eB2B Commerce, a NASDAQ listed company, in a transaction that valued DynamicWeb at nearly $50 million. Vanechanos was awarded US Patent #5,884,309, “Order Entry System for Internet” for pioneering e-Commerce work.Mr. Vanechanos received a BS in Economics from Fairleigh Dickinson University. Mr. Vanechanos’ extensive business, financial, management and leadership experience in a variety of industries particularly qualifies him for service on the Company Board as an outside director.

There are no family relationships among any of the directors, executive officers or persons nominated to become a director or executive officer.

Independence of the Board of Directors

An “independent director” defined by Rule 10A-3 under the Securities Exchange Act of 1934. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of an issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof. Accordingly, an independent director may not be an employee of the Company.

Consistent with these considerations, after review of all relevant transactions and relationships between each director and each nominee recommended by the Board, or any of his or her family members, and Surge, its senior management and its independent auditors, the Board has determined further that Charles Sage, Ed Korhonen, Warren Dillard andBruce Gallo are independent under the Board’s definition. In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Surge, its senior management and its independent auditors since last making this determination. (Note: Steven Vanechanos had a consulting agreement with the Company in 2011 which disqualifies Mr. Vanechanos as an independent director.)

Executive Sessions of Independent Directors

Our non-employee directors meet occasionally in executive sessions where only non-employee directors are present. Persons interested in communicating with the non-employee directors may address correspondence to a particular director or to the non-employee directors generally, in care of Corporate Secretary, Surge Global Energy, Inc., 75-153 Merle Drive, Suite B, Palm Desert, CA 92211.

Board Meetings

During the fiscal year ended December 31, 2011, the Board held 13 meetings. Each director then in office attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served.

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

Committees of the Board

The Board has two committees: an Audit Committee, and a Compensation Committee, with the members of each committee indicated below.

●	The Audit Committee consists of Edwin Korhonen (Chairman) and Warren Dillard.
●	The Compensation Committee consists of Charles Sage (Chairman, Warren Dillard and Steve Vanechanos.

Audit Committee

The Audit Committee consists of Edwin Korhonen, Chairman, and Warren Dillard. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Audit Committee met three times in 2011. Our Board has adopted a written Audit Committee Charter.

The Board has reviewed the definition of independence for Audit Committee members in Rule 10A-3(b)(1) of the Exchange Act and has determined that each member of our Audit Committee is independent under such standards. Each personal so qualifies as a “financial expert,” as defined in applicable Securities Exchange Commission (“SEC”) rules. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Compensation Committee

The current members of the Compensation Committee are Charles Sage (Chairman), Warren Dillard and Steve Vanechanos. Each member of the Compensation Committee (other than Mr. Vanechanos) is “independent” under the Board’s definition. The Compensation Committee’s functions include making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee administers the Company’s stock plans (if any) and, within the terms of the respective stock plan, determines the terms and conditions of issuances. The Compensation Committee met five times in 2011. Our Board has adopted a written Compensation Committee Charter.

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

75-153 Merle Drive, Suite B

Palm Desert, California 92211

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

Identifying and Evaluating Nominees for the Board

The Board utilizes a variety of methods for identifying and evaluating nominees for the Board. However, there are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of our Board to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us. Although the Board does not have a specific policy with respect to the diversity, the Board considers the extent to which potential candidates possess sufficiently diverse skill sets and diversity characteristics that would contribute to the Board’s overall effectiveness. The Board has the duty of regularly assessing the composition of the Board, including the size of the Board, diversity, age, skills and experience in the context of the needs of the Board. In addition, the Board also has the duty of identifying individuals qualified to become members of the Board. Candidates may come to the attention of the Board through current members of the Board, professional search firms, stockholders or other persons. These candidates will be evaluated by the Board and may be considered at any point during the year. As described under the terms above, the Board will consider properly submitted stockholder nominations for candidates for the Board. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Board.

We have previously, and we may in the future, review materials provided by professional search firms or other parties to identify, evaluate and recruit potential director nominees who are not proposed by a stockholder. In addition, a professional search firm may be used to make initial contact with potential candidates to assess, among other things, their availability, fit and major strengths.

Communications with the Board

Stockholders may communicate with the Company by writing to Surge Global Energy, Inc., Attention: Corporate Secretary, 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Secretary of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us by reporting persons, and any written representations made to us by such persons that no other reports were required during the fiscal year ended December 31, 2011, all reports were timely filed by our executive officer and directors in 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2011, the positions they hold or held, and the year(s) in which they served. Our officers are elected by the Board, subject to their contractual rights, to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer, Chairman of the Board	68	2008 – present

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2011 and 2010 by (1) each person who served as the principal executive officer of the Company during fiscal year 2011; (2) the Company’s two most highly compensated executive officers as of December 31, 2011 with compensation during fiscal year 2011 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2011.

Name And Principal Position	Fiscal Year	Salary/ Fees ($)	Restricted Stock Awards (1)	Options Awards ($)(1)	Non- Equity Incentive Plan Compen -sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($) (2)	Total ($)
E. Jamie Schloss,	2011	$114,000	$-0-	$-0-	$-0-	$-0-	$12,987	$126,987
Chief Executive Officer and CFO (1) (2) (3)	2010	$126,000	-0-	-0-	-0-	-0-	$15,667	$141,667

(1)	The options and restricted stock awards presented in this table for 2011 and 2010 reflects the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on the Board during 2011 or 2010. Mr. Schloss earned$114,000 and $126,000 per annum as salaried compensation for being the both the Chief Executive Officer and Chief Financial Officer during 2011 and 2010, respectively. In 2011 and 2010, Mr. Schloss agreed to accept $10,000 of this compensation in stock in Andora Energy, Inc. in lieu of cash, and received 16,667 and 16,666 Andora shares pursuant to that agreement in 2010 and 2011. Mr. Schloss was not awarded any stock options in 2011 or 2010. In 2011, $81,000 of his salary was accrued for financial statement purposes but was not paid. In 2009, he was awarded 600,000 options that vested over 24 months at an exercise price of $0.055 per share with a full value of $25,020 per FAS 123R and he received. In 2008, Mr. Schloss received 1,700,000 options at an exercise price of $0.08 per share which remains unexercised.These options vested over 12 months with a full value of $81,960 per FAS 123R. None of his options have been exercised. Mr. Schloss received an auto allowance of $4,500 in 2011 and $9,000 in 2010. In 2011 and 2010, Mr. Schloss received a total of 33,333 shares of Andora Energy in lieu of $20,000 of compensation, which shares were valued at $0.60 and this value resulted in additional compensation of $6,988 in 2011 and $6,987 in 2010.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 or 2011 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Employment Agreement

In September, 2011 the Company extended Mr. Schloss’ employment agreement for six months or until March 31, 2012. Previously, in April, 2010, the Company had extended Mr. Schloss’ employment agreement on substantially the same financial terms as were in effect previously until December 31, 2010, and then subsequently extended his employment agreement until April 30, 2011 and until August, 2011. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash. This provision ended in April, 2011. A total of $20,000 in salary was deferred in 2010 and 20011 and in lieu thereof a total of 33,333 Andora shares were sold to Mr. Schlossin lieu of cash salary payments pursuant to this agreement.

Under the revised agreements, as of July 1, 2011 Mr. Schloss’ salary and auto allowance were reduced from a total of $11,250 per month to $9,000 per month. Mr. Schloss serves as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. Mr. Schloss also agreed that in the event of the sale of the Andora shares issued to him at a price over $1.00 per share that the such excess proceeds would inure to the Company.

In the fourth quarter of 2010 and also in 2011 Mr. Schloss advanced his personal funds to the Company. As of October 1, 2011 the Company agreed to pay interest on the loan balance at an annual rate of 8% per annum. The loan(s) advanced by Mr. Schloss at December 31, 2011 totaled $81,181 including interest. The loans were made without prepayment penalty, are secured by the Company’s Andora shares, and are repayable at the time a liquidity event (such as the sale of stock or collection of receivables) is completed. Accrued but unpaid salary and expenses due Mr. Schloss at December 31, 2011 totaled $85,819 plus $81,181 in advances and interest for a total owed of $167,000.

Additionally, any advances made by Mr. Schloss are secured by Andora shares and are payable upon a liquidity event, or convertible into Andora shares at his option.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options\ (#) Exercisable	Number of Securities Underlying unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
E. Jamie Schloss (1)	1,700,000	-0-	-0-	$0.08	2/26/13	N/A	1	N/A	N/A
E. Jamie Schloss (1)	600,000	-0-	-0-	$0.055	4/22/14	N/A	2	N/A	N/a

(1)	All options issued in 2008 and 2009 have fully vested as of January 1, 2012.

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

Compensation Table

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each current and former non-employee and non-executive director who served solely in the capacity of a director during fiscal 2011.

Name and Principal Position	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensa- tion ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edwin Korhonen	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Charles Sage	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Warren Dillard	$-0-	$-0-	-0-	-0-	$-0-	$-0-
David. Rapaport	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Steve Vanechanos	$-0-	$16,679	-0-	-0-	$25,000	$41,679
Bruce Gallo	$-0-	$16,479	-0-	-0-	$-0-	$16,479

(1)	The options and restricted stock awards presented in this table reflects the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the annual meeting, such amounts are not reflected in the compensation table below.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	—	—	—

(1)	We do not have any equity compensation plans, but we have entered into individual compensation arrangements with officers and directors providing options to purchase our common stock in exchange for services to us.

Pension Plans

We had no sponsored a voluntary qualified 401(k) savings plan or pension plans available to full-time employees in either 2011 or 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during the fiscal year ended December 31, 2011 was, during such year or prior thereto, an officer or employee of the Company or any of its subsidiaries. During fiscal 2010, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

As of January 1, 2012, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities. The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed. Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 75-153 Merle Drive Suite B, Palm Desert, CA, 92211.

Beneficial Owner	Shares Beneficially Owned		Percentage
Directors
Charles Sage	1,550,000	(2)	4.2
Edwin Korhonen	881,227	(3)	2.4
Warren Dillard	900,000	(4)	2.5
Steve Vanechanos	375,000	(5)	1.0
Bruce Gallo	869,000	(6)	1.8

Named Executive Officers/Directors
E. Jamie Schloss, CEO & CFO	4,450,000	(7)	11.7
Directors and officers as a group (6 persons)	9,025,227	(8)	21.7

Other Beneficial Owners
1216848 Alberta Ltd. 9702 71st Avenue, Grande Prairie, Alberta, Canada T8V 5E1	3,810,290	(9)	10.6
Mark C. Fritz 640 Aeolian Drive New Smyrna Beach, FL 32168	2,874,000	(10)	8.0
Frederick C. Berndt 4450 Belden Village Street N.W. Suite 800 Canton, OH 44718	4,028,250	(11)	11.2

(1)	Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days after January 1, 2012 by the exercise of options, warrants or other convertible securities. All percentages of class are based upon a total outstanding amount of 35,887,387 shares of our voting securities outstanding as of January 1, 2012. Unless otherwise specified in the footnotes that follow, the indicated person has sole voting power and sole investment power with respect to the shares.
(2)	Includes 350,000 shares owned and 1,200,000 shares issuable upon exercise of stock options.
(3)	Includes 331,227 shares owned and 550,000 shares issuable upon exercise of stock options.
(4)	Includes 100,000 shares beneficially owned and options to purchase 800,000 shares.
(5)	Includes 375,000 options issuable upon exercise of stock options.
(6)	Includes 494,000 shares beneficially owned and 375,000 options issuable upon exercise of stock options.
(7)	Includes 400,000 shares of common stock owned by Castle Rock Resources, Inc., of which Mr. Schloss is the sole owner, and 2,300,000 shares issuable upon exercise of stock options all of which have vested.
(8)	Includes 5,700,000 shares of common stock issuable upon exercise of stock options.
(9)	1216848 Alberta Ltd. is controlled by George Brown.

(10)	Includes 2,624,000 shares and 250,000 warrants.
(11)	Includes 2,128,250 shares and 1,950,000 warrants. Based on information provided from the latest Schedule 13D/A filed by Mr. Berndt with the Securities and Exchange Commission on May 11, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions prior to January 1, 2011:

For a description of certain relationships and related transactions that occurred prior to fiscal 2011, the Company incorporates by reference Item 13 of its Form 10-K for its fiscal year ended December 31, 2010.

Transactions with Officers and Directors

Item 11 of this Form 10-K describes all transactions between the Company and its officers and directors for the fiscal year ended December 31, 2011. In this respect, Mr. Schloss has an employment contract with the Company and Mr. Vanechanos had a consulting agreement with the Company.

Independence of Directors

Reference is made to Item 10 for a definition of independent directors and management’s identification of which directors the board has determined to be independent.

Other Transactions

On August 17, 2011, Surge Global Energy, Inc. (the “Company”) entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $45,000 (the “Note”) which agreement was effective upon funding. The financing closed on September 23, 2011.The Note was retired by the Company in February 2012, together with a premium payment. The Note bore interest at the rate of 8% per annum. All interest and principal had to be repaid on or before June 21, 2012. Any unpaid portions of the Note would have been convertible commencing on or after March 23, 2012 into common stock, at Asher’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. This Note was paid in full in February, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our auditors, Peter Messineo, CPA, billed us in 2011 $18,000 for professional services it rendered to us for the 2010 audit of the annual financial statements and review of the quarterly financial statements. Our prior auditors, GBH CPA’s, billed us $2,235 to review our Form 10-K for the fiscal year ended December 31, 2010 and to reissue their report for 2009. These fees were paid in 2011.

Audit-Related Fees

None.

Tax Fees

None.

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

10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)
10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)
10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)

10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)
10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)
10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)
10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)
10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008
10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008
10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008
10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.
10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.
10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)
10.77	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.
10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)

10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)
10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)
10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010
10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).
10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.97	September 27, 2011 Amendment to E. Jamie Schloss Employment Agreement (Incorporated by reference to Form 8-K - filed with the SEC on September 30, 2011
10.98

Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated August 17, 2011 but effective as of September 23, 2011 (Incorporated by reference to From 8-K -date of earliest event

September 23, 2011) filed with the SEC on September 30, 2011

10.99	Convertible Promissory Note issued to Asher Enterprises, Inc. (Incorporated by reference to From 8-K date of earliest event - August 17, 2011 amended to September 23, 2011, filed with the SEC on September 30, 2011
10.100	Purchase and Assignment Agreement between the Registrant and Gel Properties LLC (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2012)
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

Dated: March 7, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ E. Jamie Schloss	Chief Executive Officer, Chief Financial Officer and	March 7, 2012
E. Jamie Schloss	Chairman of the Board

/s/ Charles V. Sage	Director	March 7, 2012
Charles V. Sage

/s/ Edwin Korhonen	Director	March 7, 2012
Edwin Korhonen

/s/ Warren Dillard	Director	March 7,2012
Warren Dillard

/s/ Steven Vanechanos	Director	March 7, 2012
Steven Vanechanos

/s/ Bruce Gallo	Director	March 7, 2012
Bruce Gallo

