Form 10-Q
period 2012-03-31
Surge Global Energy, Inc.
filed 2012-05-15
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[  ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). YES [X] NO [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [  ] NO [X]

As of May 12, 2012, the Registrant had 36,057,387 shares of common stock issued and outstanding.

2

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Page No

Consolidated Balance Sheets at March 31, 2012(unaudited) and December 31, 2011	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended March 31, 2012and March 31, 2011, and for the period from January 1, 2005 (inception of exploration stage) through March 31, 2012	F-2

Unaudited Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011, and for the period from January 1, 2005 (inception of exploration stage) through March 31, 2012	F-3

Notes to Unaudited Consolidated Financial Statements	F-6

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,134	$14,659
Production payments receivable	-	140,000
Prepaid expenses	13,031	15,997
Total current assets	50,165	170,656

Property and equipment, net of accumulated depreciation of $35,51 and $35,329, respectively	826	1,016
Investment in Andora Energy	2,878,350	2,878,350

Total assets	$2,929,341	$3,050,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$177,802	$183,797
Loans Payable-Officer	170,433	167,000
Convertible Note payable	-	61,726
Total current liabilities	348,235	412,523

Total liabilities	348,235	412,523

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 36,057,387 and 35,887,387 shares issued and outstanding, respectively	36,057	35,887
Additional paid-in capital	54,651,281	54,629,402
Accumulated other comprehensive income	(381,402)	(381,402)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(39,387,318)	(39,308,876)
Total stockholders’ equity	2,581,106	2,637,499

Total liabilities and stockholders’ equity	$2,929,341	$3,050,022

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Quarter Ended March 31,		For the period from January 1, 2005 (inception of exploration stage) through December 31,
	2012	2011	2012
	(unaudited)
Operating expenses:
Selling, general and administrative expenses	$79,049	$108,576	$24,150,560
Accretion, depreciation and amortization	190	1,024	478,504
Oil and gas property impairment	-	-	10,085,117
Total operating expenses	79,239	109,600	34,714,181

Loss from operations	(79,239)	(109,600)	(34,714,181)
Equity in losses from affiliates	-	-	(2,099,663)
Loss on redemption of preferred shares	-	-	(105,376)
Gain (loss) on sale of marketable securities	-	-	1,067,865
Impairment of marketable securities	-	-	(3,707,513)
Warrants issued from Peace Oil acquisition	-	-	(368,000)
Revaluation loss net of warrant liability	-	-	(431,261)
Interest income (expense)	797	-	(4,233,390)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105
Loss from continuing operations, before income taxes and minority interest	(78,442)	(109,600)	(43,066,414)
Benefit (provision) for income taxes	-		-
Income (loss) before non-controlling interest	(78,442)	(109,600)	(43,066,414)
Income (loss) applicable to non-controlling interest	-		3,679,096
Net income (loss)	(78,442)	(109,600)	(39,387,318)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	-	-	(381,402)
Foreign currency translation adjustment	-	-	-
Comprehensive income (loss)	$(78,442)	$(109,600)	$(39,768,720)

Income (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	36,034,969	34,562,387

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the period from January 1, 2005 (date of inception of exploration stage) through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(78,442)	$(109,600)	$(39,387,318)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	190	1,024	478,504
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	-	-	(1,066,328)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	-	-	10,085,117
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	16,949	29,069	6,975,489
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	140,000	10,000	-
Prepaid expense and other assets	2,966	5,782	(32,291)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(19,288)	4,644	935,341
Income taxes payable	-	-	-
Net cash received in operating activities	$62,375	$(59,081)	$(11,125,479)

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three Months Ended March 31,		For the period from January 1, 2005 (inception of exploration stage) through March 31,
	2012	2011	2012
Cash flows from investing activities:
Purchases of property and equipment	-	-	(117,425)
Production payment advanced	-	-	-
Proceeds from sale of marketable securities	-	-	589,506
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,370,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	-	(6,299,001)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	5,100	67,500	4,348,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(225,000)
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	(45,000)	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	(39,900)	67,500	17,355,557
Effect of exchange rates on cash and cash equivalents	-	-	(53,878)

Net increase (decrease) in cash and cash equivalents	22,475	8,419	(122,801)

Cash and cash equivalents at the beginning of the period	14,659	454	159,935
Cash and cash equivalents at the end of the period	$37,134	$8,873	$37,134

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			For the period from January 1, 2005 (inception of exploration
	For the Three Months Ended March 31		stage) through March 31,
	2012	2011	2012

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$5,547	$171	$524,559
Cash paid during the period for income taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$-	$-	$1,710,000
Cancellation of common shares	$-	$-	$1,000
Unrealized (gain) loss on available for sale securities	$-	$17,076	$381,402
Note payable issued for investment	$-	$-	$225,000
Exchange of North Peace shares for common shares	$-	$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$-	$-	$2,099,067
Andora shares issued on settlement of litigation	$-	$-	$645,780
Andora shares issued in lieu of cash compensation	$-	$12,741	$23,975

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

For the period from January 1, 2005 (inception of exploration stage) through March 31, 2012, the Company has accumulated exploration stage losses of $39,768,720. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

MARCH 31, 2012 AND 2011

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of March 31, 2012 or 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $37,134, of which $32,134 is in cash in an account maintained by a U.S. bank, all of which is subject to up to $250,000 of FDIC insurance, and $5,000 in a money market fund.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

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

MARCH 31, 2012 AND 2011

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $78,442 and $109,600 for the quarters ended March 31, 2012 and 2011, respectively. The Company’s cash position as of March 31, 2012 was $37,134 compared with $14,659 at December 31, 2011, an increase of $22,475. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $298,070 as of March 31, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011. For quarter ended March 31, 2012 the Company received $62,375 from operating activities versus cash used in operating activities of $59,081 the corresponding period ended March 31, 2011. The Company continues to need additional cash to manage its business. The sale of our investment in Andora, common stock financing and other similar financing transactions are projected to be received in 2012. The Company is also negotiating a convertible loan for working capital purposes. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora shares and proceeds from stock or convertible note offerings management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $190 and $1,024 for the quarters ended March 31, 2012 and 2011, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the quarters ended March 31, 2012 and 2011 was $16,949 and $29,069, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended March 31, 2012 and 2011 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2011 and 2010, respectively

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate

Comprehensive Income

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

Subsequent Events

The Company evaluated events occurring between the end of the quarter ended March 31, 2012, and the date when the financial statements were issued. Those events which do not affect the 2012 financial statements are listed as subsequent events, Note 15 for further details on subsequent events.

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

MARCH 31, 2012 AND 2011

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

NOTE 2– PRODUCTION PAYMENTS RECEIVABLE

In December 2009, the Company paid $300,000 to a service company under the terms of an equipment lease agreement with a third party operator for redevelopment of four wells located in Pawnee County, Oklahoma. This $300,000 payment has been accounted for as a production payment receivable and is due from the operator. The production payments and any net profits interest which would be earned from this investment are classified as a receivable until the amount due is paid. Under the terms of the agreement, the Company is entitled to monthly repayment amounts of 75% of net income per well up to a maximum of $10,000 per well. The repayments continue until such time as the Company has been repaid $354,000. The first payment is due and payable with 10 days of receipt by the operator of oil and gas revenues and on the same date of each succeeding month thereafter. As of December 31, 2009, no sales had occurred. If the third party operator fails to pay amount due and payable or perform any provisions under the equipment lease agreement, the Company may be assigned a75% working interest in the wells.

In September, 2010, the Company entered into a written agreement with CAVU Resources, Inc. for CAVU to pay to the Company $130,000 of the $300,000 advanced to them by the operator of this property.

In December, 2010, the Company recognized a write-down of this asset of $85,000 to reflect its estimate of the property’s fair market value at December 31, 2010 after the foregoing and also recorded a write-down of $75,000 in 2011 to a value of $140,000.

During the quarter ended March 31, 2012 a total of $146,344 was paid to redeem the note, of which $140,000 was allocated to the principal balance and $6,344 was credited to interest income.

The Company has a written agreement in place to recover approximately $200,000 from the former operator of this property but no value has been assigned to this agreement for financial statement purposes due to the uncertainty of its collectability. We can provide no assurances that we will be able to collect said $200,000.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 3 - INVESTMENT IN ANDORA ENERGY CORPORATION

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

At March 31, 2012 the Company owned 3,198,166 Andora shares valued at $2,878,350 ($0.90 per share), which shares are approximately 5% of Andora’s total outstanding common shares on a fully diluted basis.

A portion of the Andora shares are secured to repay the amount of Officer loans payable totaling $170,433 at March 31, 2012. In the event that the Company cannot repay these loans the Officer has the right to convert all or part, at his election, into Andora shares at a conversion rate of $0.60 per share. If all loans are converted into Andora shares it would result in a conversion into 284,055 Andora shares which would, in turn, result in a loss for accounting purposes of $85,217.

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

NOTE 4 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year Ended Quarter ended,
	March 31, 2012	March 31, 2011
Net Loss	$(78,000)	$(110,000)
Income tax computed at combined U.S. and state rates (40%)	(30,000)	(40,000)
Permanent differences	-	-
Changes in valuation allowance	30,000	40,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,810,000	$5,780,000
Less valuation allowance	(5,810,000)	(5,780,000)
Total	$-	$-

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 4 – INCOME TAXES (continued)

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

NOTE 5 - LOANS PAYABLE-OFFICER

During the year ended December 31, 2011, the Company’s Chief Executive and Chief Financial officer, E. Jamie Schloss, advanced the Company a net total of$78,000 at 8% interest. Including interest the unpaid balance at December 31, 2011 was $81,181.30. Also during 2011 the Company accrued unpaid salary and out-of pocket expenses totaling $85,818.70. In total, at December 31, 2011 the Company owed Mr. Schloss $167,000. This balance is secured by our Andora common shares and can be converted into Andora shares in whole or in part at Mr. Schloss’ election at a conversion price $0.60 per share. This loan is repayable without penalty at the time a liquidity event, such as sale of stock or collection of receivables, occurs.

During the quarter ended March 31, 2012, the loan balanced increased by $27,000 for salary earned, $1,290 in interest, and $5,890 in accrued expenses. Payments of $21,683 were made toward the unpaid advances, $5,000.00 was paid toward unpaid salary and $4,074 was paid toward expenses. In summary, the loan balanced increased by $3,433 net and totaled $170,433 at March 31, 2012.

NOTE 6 - CAPITAL STOCK

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

MARCH 31, 2012 AND 2011

NOTE 6 - CAPITAL STOCK(continued)

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

In January, 2012, the Company issued 170,000 shares of common shares and 170,000 warrants for total proceeds of $5,100.00 at $0.03 per share. The warrants are exercisable for two years at a price of $0.05.

NOTE 7 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at March 31, 2012:

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 7 - WARRANTS AND STOCK OPTIONS (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	170,000	0.95	$0.05	170,000	$0.05
0.08	500,000	0.53	0.08	500,000	0.08
0.25	1,400,000	0.10	0.25	1,400,000	0.25
Totals or average	2,070,000	0.20	$0.11	2,070,000	$0.11

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	-	-
Canceled or expired	(4,200,000)	1.45
Outstanding at December 31, 2011	4,650,000	$0.13
Granted	170,000	0.05
Exercised	-	-
Canceled or Expired	(2,750,000)	-
Outstanding at March 31, 2012	2,070,000	$0.11

For the years ended December 31, 2011 and 2010 the Company issued 2,250,000 and 1,900,000 warrants respectively which were fully vested at December 31, 2011. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2011 or 2010 for these warrants.

During the year ended December 31, 2011, a total of 4,200,000 warrants expired unexercised.

The fair value of the warrant expense during the year were valued using the Black-Scholes option pricing model. Variables used in the Black-Scholes pricing model: (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends. The warrants had $0 intrinsic value at December 31, 2011. Deferred taxes are provided on a liability method for taxable temporary differences resulting from the reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2011 the Company issued a total of 2,250,000 warrants of which 1,400,000 were fully vested at March 31,2012.

During the quarter ended March 31, 2012 the Company issued a total of 170,000 warrants which were fully vested at March 31,2012.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 7 - WARRANTS AND STOCK OPTIONS (continued)

The warrants issued in 2012 were in conjunction with a common stock offering and no warrant expense was recorded in the year quarter ended March 31, 2012 for these warrants.

Stock options.

No stock options were issued during the quarter ended March 31, 2012. No stock options were exercised in prior operating periods. All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Fair value expense of $16,949 and $29,069 was recorded in the quarters ending March 31, 2012 and 2011 respectively 2011 and 2010 using the Black-Scholes method of option-pricing model for vested options. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2010 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.039	1,000,000	2.35	$0.04	291,667	$0.04
0.055	1,200,000	2.66	0.06	1,200,000	0.06
0.07	1,600,000	3.17	0.07	1,600,000	0.07
0.08	2,200,000	0.70	0.08	2,200,000	0.08
0.10	400,000	1.41	0.10	400,000	0.10
0.12	250,000	1.78	0.12	250,000	0.12
	6,650,000	2.30	$0.06	5,941,667	$0.06

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	1,000,00	0.04
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2011	6,650,000	$0.05
Granted	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2012	6,650,000	$0.05

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 8 - RELATED PARTY TRANSACTIONS

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

In April, 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash. A total of $20,000 in salary was deferred in 2010 and 20011 and in lieu thereof a total of 33,333 Andora shares were issued pursuant to this agreement. The Company entered the employment agreement to May 31, 2012 on the same terms.

For the years ending December 31, 2011 and 2010, a total of 33,333 Andora shares were paid to him pursuant to this agreement and $20,000 in salary was converted into Andora shares.

The total loans, deferred salary and expenses due Mr. Schloss at March 31, 2012 totaled $170,433. See Note 5 for further details.

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

NOTE 9 – LITIGATION MATTERS

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $250 per month.

Employment Agreements

The company has an employment agreement with its Chief Executive Officer until May 31, 2012 at $9,000.00 per month.

Consulting Agreements

The Company had no outstanding consulting agreements as of December 31, 2011.

NOTE 11- CONVERTIBLE NOTES

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

NOTE 12– SUBSEQUENT EVENTS

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending March 31, 2012 and the comparable period ending March 31, 2011, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 7, 2012.

General Overview

Surge Global Energy, Inc. is a Delaware corporation traded on the OTCQB Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Our telephone number is (760) 610-6758 and our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com and an email contact address at Surgeglobalshare@aol.com.

We are, and have historically been, an oil and gas exploration and development company. However, at this time because of our lack of working capital, our primary objective is to pro-actively seek to monetize our investment in Andora Energy Corporation at a reasonably acceptable price, and then to invest the proceeds into one or more attractive business opportunities, without being specifically confined to oil and gas exploration. Since we have not been able to date to sell our Andora shares, we are also trying to maximize shareholder values by seeking a merger partner and/or to acquire an oil and gas property through a leveraged buyout. In order to maximize shareholder value, the Company will consider business opportunities that are not confined to oil and gas exploration so long as the Company would be in compliance with the Investment Company Act of 1940, as amended.

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

From 2005 through March 31,2012, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development. Because our operations from 2005 forward have not generated any substantial revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous. Our management has also undergone a number of changes during this period.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets. In the quarter ended March 31, 2012 and in fiscal 2011, we were not able to find suitable new oil and gas projects which could be completely financed based on their net discounted present values using a discount rate of 10% per year (net PV10).

Oil and Gas Drilling Activities

There were no new oil and gas drilling activities in the quarter ended March 31, 2012 or in fiscal 2011.

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

After the forgoing writedowns, in January, 2012 the Company concluded negotiations to receive a total of $146,194 during the quarter ended March 31, 2012, all of which was received in the March quarter. Additionally, the Company received a signed agreement from Mandalay to pay another $225,000 from proceeds of income they derive from other third party properties. The Company has not recognized any portion of this receivable to date due to collectability issues.

During the quarter ended March 31, 2012, the Company had opportunities to invest in new oil and gas properties. However, the Company was unable to obtain sufficient additional financing to invest in new projects. The Company’s ability to invest in future oil and gas or other business transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all and/or liquidate our investment in Andora on terms satisfactory to us, if at all. See “Risk Factors.”

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

As of March 31, 2012, we owned a total of 3,198,166 shares in Andora valued at $2,878,350 for financial statement purposes ($0.90 per share) after taking a temporary writedown of $381,402 in fiscal 2011 due to temporary market conditions.

11 Good Energy, Inc. Note and Warrants

On September 29, 2008, we made an initial investment in the biofuels sector with 11 Good Energy, Inc., a developer of G2 Diesel, a next generation biodiesel. The Convertible Note earned interest at 8% per annum and was due and payable on June 30, 2009. The Note was also convertible at a 15% discount to 11 Good Energy’s next equity financing. We elected to accept payment in full on the note in June, 2009 and relinquished our conversion right. We retained our right to approximately 107,843 of warrants to purchase 11Good Energy common stock exercisable at $2.55 which originally was scheduled to expire on June 30, 2010.

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

During the quarter ended June 30, 2011 the Company determined that the value of the warrants was less than had been determined previously due to market conditions and the Company’s own financial condition. Therefore we recorded a realized loss of $102,451 related to the 11 Good Energy warrants reducing the value of the warrants at June 30, 2011 and December 31, 2011 to zero. The warrants expire June 30, 2012, subject to 11 Good Energy’s right to grant further extensions of said warrants, which extensions may occur in the future.

As of March 31, 2012 the company retained the 107,843 warrants at a zero value on our books but it is unlikely that these warrants will be exercised and will probably expire worthless.

Working Capital Activities

In 2009, the Company sold 450,000 shares of 11 Good Energy for $450,000 and we invested $300,000 in an oil and gas equipment lease on property in Pawnee County, Oklahoma.

In 2010, the Company sold the remaining 50,000 11 Good Energy shares for $122,500.

In 2010, the Company issued a total of 2,200,000 common shares for net total proceeds of $218,000.

In December, 2010 the Company sold its interest in the Qualmay #12-42 well in Wyoming for $10,000 in cash due in March, 2011, plus forgiveness of lease operating expenses on the well totaling $19,405, and release of any plugging liability (estimated previously at $10,500), for a total recovery of $39,405.

During 2011, the Company sold a total of 2,250,000 common shares for $67,500.

In September 2011, the Company issued a Convertible Note to Asher Enterprises for $45,000 and repaid the Note in full in February, 2012. See Notes to Consolidated Financial Statements for complete details.

In January, 2012, the Company sold a total of 170,000 common shares to an accredited investor for $5,100.

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

Number of Total Employees and Number of Full-time Employees

From our inception through the period ended March 31, 2012, we have relied on the services of outside consultants for services in addition to from one (1) to three (3) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Recent Developments

During the last two years several of our directors and officers have been involved in transactions with us and have had contractual relationships with us. These are described in the Consolidated Financial Statements under “Related Party Transactions.”

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended March 31, 2012 and 2011 of $16,949 and $29,069 respectively included compensation expense for share-based payment awards granted prior to March 31, 2012, but which vested in the quarter ending March 31, 2012 and 2011 respectively.

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

Results of Operations

For The Three Month Period Ending March 31, 2012 and March 31, 2011

The Company had no operating revenues in the three months ended March 31, 2012 or 2011.

For the three months ended March 31, 2012, the Company incurred a net loss of $78,400 versus a loss of $109,600 for the comparable period in 2011, a decreased loss of $31,200 (decrease of 28%) from the prior period. The detailed reasons for this change are set forth below:

Total operating expenses for the three months ended March 31, 2012 were $79,000 versus $108,500 in the comparable three months ended March 31, 2011, a decrease of $29,500 from the prior comparable period. The decrease was attributable to decreases in officer’s salary and other compensation of $11,900, legal of $3,900, $5,700 of audit and accounting fees, rent of $4,300 and other expenses of $700.

Stock-based compensation expense recognized during the quarters ended March 31, 2012 and March 31, 2011 was $16,949 and $29,069 respectively, a decrease of $12,120.

Net interest income for the three months ended March 31, 2011 was $800 versus no net interest expenses for the three months ended March 31, 2011.

Unrealized loss on available for sale securities in the three months ended March 31, 2011 was $17,000 versus none in the comparable period ending March 31, 2012.

The total comprehensive loss for the three months ending March 31,2012 was $78,400 versus a loss of $126,700 in the corresponding period in 2011, a decrease of $48,300.

Future Operating Trends

Our future operations depend on available cash resources, additional financing and/or the possible sale of all or portions of our investment in our Andora shares.

We are continuing to seek a liquidity event for our Andora shares to maximize their value.

We can provide no assurances that any additional financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our investments should the need arise.

Liquidity and Capital Resources

Current Position

As of March 31, 2012 our current assets consisted of unrestricted cash and cash equivalents on hand of $37,100 and prepaid expenses of $13,000 totaling $50,100 versus current liabilities of $348,200, thereby creating a working capital surplus of $298,100. Our total net current asset deficit at March 31, 2012 of $298,100 compared with a working capital deficit of $241,900 as of December 31, 2011 an increased working capital deficit of $370,930. For the three months ended March 31, 2012 our net working capital declined by $29,000. At December 31, 2010, the Company had cash on hand of $500 and other investments, production payments receivable and prepaid expenses of $339,500 for total current assets of $340,000 and at that time, the Company had current liabilities of $211,000, which resulted in a working capital surplus of $129,000.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $78,442 and $109,600 for the quarters ended March 31, 2012 and 2011, respectively. The Company’s cash position as of March 31, 2012 was $37,134 compared with $14,659 at December 31, 2011, an increase of $22,475. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $298,069 as of March 31, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011. For quarter ended March 31, 2012 the Company received $62,375 from operating activities versus cash used in operating activities of $59,081 the corresponding period ended March 31, 2011. The Company continues to need additional cash to manage its business. The sale of our investment in Andora, common stock financing and other similar financing transactions are projected to be received in 2012. The Company is also negotiating a convertible loan for working capital purposes. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora shares and proceeds from stock or convertible note offerings management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

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

Our Principal executive officer and Principal financial officer, namely, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by our management was that (1) we have not properly segregated duties as our Principal executive officer/Principal financial officer who are one in the same person initiate, authorize, and complete all transactions, and (2) we have not implemented measures that would prevent the Principal executive officer/Principal financial officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the Principal executive officer/Principal financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certify our financial reports.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal executive officer and Principal financial officer that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of March 31, 2012. Surge Energy Resources, Inc. has no material assets or operations.

ITEM 1A. RISK FACTORS

Risk Factors:

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail below and under “Risk Factors” in Item 1A of our 2011 Form 10-K filed with the SEC on March 7, 2012. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $78,442 and $109,600 for the quarters ended March 31, 2012 and 2011, respectively. The Company’s cash position as of March 31, 2012 was $37,134 compared with $14,659 at December 31, 2011, an increase of $22,475. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $298,069 as of March 31, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011. For quarter ended March 31, 2012 the Company received $62,375 from operating activities versus cash used in operating activities of $59,081 the corresponding period ended March 31, 2011. The Company continues to need additional cash to manage its business. The possible sale of our investment in Andora, common stock financing and other similar financing transactions are projected to be received in 2012. The Company is also negotiating a convertible loan for working capital purposes. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora shares and proceeds from stock or convertible note offerings management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

We will need additional financing to carry out our business plans and to finance our future operations.

We have a history of net losses and expect that our operating expenses will continue the need to raise additional financing as we have no revenues. Our business model contemplates expansion of our business by identifying and purchasing or leasing additional oil and gas properties, subject to availability of sufficient cash resources. To make these purchases or leases, our capital needs will increase substantially. In 2011 and the first quarter of 2012, we had opportunities to make investments in oil and gas properties, but we did not have sufficient resources to complete any transactions. We have limited working capital and cash resources to fund our oil and gas exploration operations. We may need to become involved in litigation to preserve our rights, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on then existing funding commitments to third parties and forfeit or dilute our rights in any then existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis.

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

We have a history of net operating losses and we will need to generate substantial revenues to achieve profitability. In the short term we must realize value from our existing assets in order to invest in other oil and gas or other new activities. We may not be able to liquidate our existing assets on terms satisfactory to us, if at all, to make new investments and to attempt to generate revenues. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our operations and sell or finance existing assets. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future performance is dependent upon our ability to identify, acquire and implement the strategy to develop oil properties for production or resale which may delay shareholder return on investment for years.

We are an exploration stage company with a history of losses and operating accumulated deficit of $39,387,318.

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

During the quarter ended March 31, 2012 we reported a comprehensive loss of $78,442. In total, our 2011 comprehensive loss was $917,028. We cannot give any assurances that we can achieve profits from operations. For the period from inception of exploration stage through March 31, 2012, the Company has accumulated losses from development stage operations of $39,387,318.

We do not have properties containing quantities of oil and gas in commercial quantities for production.

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

Andora Energy is a privately held corporation, not traded on any exchange, thereby making its shares which are our primary asset relatively illiquid, and causing its market value to be subject to substantial fluctuations. Should the Company need cash at some point in the future, it may decide to sell some or all of its Andora investment at a discount to its recorded book value.

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

Our exploration and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We may conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we may be unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we would have to cease our operations for the season earlier than planned. Our operations may become affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. Our inability to access our properties or to conduct our operations as planned could result in a shutdown or slowdown of our operations, which will adversely affect our business.

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

Our business operations are presently managed by one key employee, E. Jamie Schloss, who serves in the dual capacity as our Chief Executive Officer and our Chief Financial Officer. The loss of the services of such employee could seriously impair our business operations. Mr. Schloss’ employment contract currently expires on May 31, 2012. We do not have key man life insurance on our Chief Executive Officer, any of our executives, directors or employees. We can provide no assurances that Mr. Schloss’ contract will be extended on terms satisfactory to us, if at all, or that a qualified replacement can be hired by the Company on reasonable terms.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially own a significant percentage of our Company. See “Item 12” of our 2011 Form 10-K filed with the SEC on March 7, 2012. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Our common stock is traded dually on the OTC Bulletin Board (i.e. OTCQB) and the Pink Sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended March 31, 2012, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

January, 2012	Common Stock and Warrants (1)	170,000 shares and 170,000 warrants	$5,100 received from three Investors; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

1) The Company offered to sell in a private placement a Unit at a cost of $30,000 per Unit. Each Unit consisted of 1,000,000 shares of Common Stock and Warrants to purchase 1,000,000 shares, exercisable at any time during the period of one year from the date of subscription at an exercise price of $0.05 per share. A total of 170,000 shares were issued pursuant to this offering at $0.03 per common share.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None ..

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)
3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)
9.1	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.01	Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.02	Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.03	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.04	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.05	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.06	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.07	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)
10.08	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.09	Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)
10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.18	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.19	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.20	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.21	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.22	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.23	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.24	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.25	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.26	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.27	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.28	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.29	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.30	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.31	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.32	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.33	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.34	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.35	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.36	Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.37	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.38	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.39	Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)
10.40	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.41	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.42	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)

10.43	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.44	Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)
10.45	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.46	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.47	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.48	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)
10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)
10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)
10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)

10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)
10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)
10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)
10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)
10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008
10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008
10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008
10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.
10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.
10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)
10.77	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.
10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)
10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event - June 27, 2008)

10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)
10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)
10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event-October 1, 2010 filed with the SEC on October 6, 2010
10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).
10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.97	September 27, 2011 Amendment to E. Jamie Schloss Employment Agreement (Incorporated by reference to Form 8-K - filed with the SEC on September 30, 2011
10.98	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated August 17, 2011 but effective as of September 23, 2011 (Incorporated by reference to From 8-K -date of earliest event September 23, 2011) filed with the SEC on September 30, 2011
10.99	Convertible Promissory Note issued to Asher Enterprises, Inc. (Incorporated by reference to From 8-K date of earliest event - August 17, 2011amended to September 23, 2011, filed with the SEC on September 30, 2011
10.100	Purchase and Assignment Agreement between the Registrant and Gel Properties LLC (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2012)
31.1	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
____________________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: May 15, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)

