Form 10-Q
period 2012-06-30
Surge Global Energy, Inc.
filed 2012-08-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

75-153 MERLE DRIVE, SUITE B
PALM DESERT, CALIFORNIA 92211
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number including area code: (760) 610-6758

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [  ]   NO  [X]

As of August 13, 2012, the Registrant had 36,057,387 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Page No

Consolidated Balance Sheets at June 30, 2012(unaudited) and December 31, 2011	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended June 30, 2012 and June 30, 2011, and for the period from January 1, 2005 (inception of exploration stage) through June 30, 2012	F-2

Unaudited Consolidated Statements of Cash Flows for the quarters ended June 30, 2012 and 2011, and for the period from January 1, 2005 (inception of exploration stage) through June 30, 2012	F-3

Notes to Unaudited Consolidated Financial Statements	F-6

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,394	$14,659
Production payments receivable	-	140,000
Prepaid expenses	9,151	15,997
Total current assets	18,545	170,656

Property and equipment, net of accumulated depreciation of $35,710 and $35,329, respectively	635	1,016
Investment in Andora Energy	2,878,350	2,878,350

Total assets	$2,897,530	$3,050,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$165,754	$183,797
Loans and payables, related party	130,645	167,000
Convertible Note payable	78,329	61,726
Total current liabilities	374,728	412,523

Total liabilities	374,728	412,523

Commitments and contingencies	-	-

Stockholders' equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 36,057,387 and 35,887,387 shares issued and outstanding, respectively	36,057	35,887
Additional paid-in capital	54,658,342	54,629,402
Accumulated other comprehensive income	(381,402)	(381,402)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(39,452,683)	(39,308,876)
Total stockholders' equity	2,522,802	2,637,499

Total liabilities and stockholders' equity	$2,897,530	$3,050,022

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

					For the period from
					January 1, 2005
					(inception of
					exploration
	For the Three Months Ending		For the Six Months Ending		stage) through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Operating expenses:
Selling, general and administrative expense	$63,217	$85,622	$142,266	$194,198	$24,213,807
Accretion, depreciation and amortization	191	712	381	1,736	478,695
Oil and gas impairment		75,000		75,000	10,985,117
Total operating expenses	63,408	161,334	142,647	270,934	34,777,619
Loss from operations	(63,408)	(161,334)	(142,647)	(270,934)	(34,777,619)
Equity losses of affiliates	-	-			(2,099,663)
Impairment of marketable securities	-	-			(3,707,513)
Loss on redemption of preferred shares	-	-			(105,376)
Revaluation loss net of warrant liability	-	-			(431,261)
Gain (loss) on sale of marketable securities	-	(102,451)		(102,451)	1,067,865
Peace Oil acquisition warrants		-			(368,000)
Interest income (expense) net	(1,957)	-	(1,160)		(4,235,347)
Gain on disposition of Peace Oil Corp.		-			1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(65,365)	(263,785)	(143,807)	(373,385)	(43,131,779)
Provision for income taxes	-	-			-
Loss before non-controlling interest	(65,365)	(263,785)	(143,807)	(373,385)	(43,131,779)
Gain applicable to non- controlling interest	-	-			3,679,096
Net loss	$(65,365)	$(263,785)	$(143,807)	(373,385)	$(39,452,683)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	-	(861,346)	-	(878,422)	(381,402)
Foreign currency translation adjustment	$-	-			-
Comprehensive loss	(65,365)	$(1,125,131)	$(143,807)	(1,251,807)	$(39,834,085)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	36,057,387	35,887,387	36,034,969	35,228,547

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			For the period from
			January 1, 2005
			(date of inception
	For the Six Months Ended		of exploration
	June 30,	June 30,	stage) through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(143,807)	$(373,385)	$(39,452,683)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	381	1,736	478,695
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	-	102,451	(1,066,328)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	-	-	10,085,117
Amortization of debt discount-beneficial conversion feature of debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	24,010	48,019	6,982,550
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	140,000	10,000	7,616
Prepaid expense and other assets	6,846	9,795	(28,411)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(17,152)	60,020	771,189
Convertible note payable	(16,603)	-	78,329
Officer loans payable	36,355	-	130,645
Net cash received in operating activities	$(25,365)	$(66,364)	$(11,205,603)

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,		For the period from January 1, 2005 (inception of exploration stage) through
	2012	2011	June 30,2012
Cash flows from investing activities:
Purchases of property and equipment	-	(1,525)	(117,425)
Production payment advanced	-	-	-
Proceeds from sale of marketable securities	-	-	1,196,628
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,469,019)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	(1,525)	(6,299,001)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	5,100	67,500	4,348,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(225,000)
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	15,000	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	20,100	67,500	17,355,557
Effect of exchange rates on cash and cash equivalents	-	-	(56,229)

Net increase (decrease) in cash and cash equivalents	(5,265)	(389)	(150,541)

Cash and cash equivalents at the beginning of the period	14,659	454	159,935
Cash and cash equivalents at the end of the period	$9,394	$65	$9,394

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

			For the period from January 1, 2005 (inception of exploration
	For the Six Months Ended June 30		stage) through June 30,
	2012	2011	2012

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,957	$171	$526,516
Cash paid during the period for income taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$-	$-	$1,710,000
Cancellation of common shares	$-	$-	$1,000
Unrealized (gain) loss on available for sale securities	$-	$878,422	$381,402
Note payable issued for investment	$-	$-	$225,000
Exchange of North Peace shares for common shares	$-	$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$-	$-	$2,099,067
Andora shares issued on settlement of litigation	$-	$-	$645,780
Andora shares issued in lieu of cash compensation	$-	$12,741	$23,975

See accompanying footnotes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc. and its wholly owned subsidiaries, Surge Energy Resources, Inc., Cold Flow Energy ULC, and 1294697 Alberta Ltd. (collectively the “Company”). 1294697 Alberta Ltd. does not have any ongoing business operations at this time.

The Company’s Canadian subsidiaries are carried in their Canadian dollar functional currency and are presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income. All amounts stated in these financial statements are in $US unless otherwise noted.

In January 2005, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise, as defined by ASC 915 (formerly Statement of Financial Accounting Standards No. 7 (“SFAS 7”)) and has been seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From the inception of the exploration stage through the date of these financial statements, the Company has not generated any revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2012, the Company has accumulated exploration stage losses of $39,845,115. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas.

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

JUNE 30, 2012 AND 2011

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

Investment in unconsolidated subsidiary

Investee entities over which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including among others, representation on the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of June 30, 2012 or 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheets and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $9,394, of which $8,168 is in cash in an account maintained by a U.S. bank, all of which is subject to up to $250,000 of FDIC insurance, and $1,226 in a money market fund.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the Balance Sheets, approximate the fair value because of the short-term maturity of these instruments.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $143,807 and $373,385 for the six months ended June 30, 2012 and 2011, respectively. The Company’s cash position as of June 30, 2012, was $9,394 compared with $14,659 at December 31, 2011, a decrease of $5,265. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $356,183 as of June 30, 2012 compared with current liabilities in excess of current assets of $241,867 at December 31, 2011.

During the quarter ended June 30, 2012 the Company received $57,000 (net) from financing activities. The Company continues to need additional cash to manage its business. The sale of our investment in Andora, common stock and/or other similar financing transactions are projected to be received in 2012. The Company completed a convertible loan for working capital purposes in June 2012. By continuing to reduce operating expenses in future periods, generating cash from the sale of our Andora shares and proceeds from stock or convertible note offerings, management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $190 and $1,024 for the six months ended June 30, 2012 and 2011, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the six months ended June 30, 2012 and 2011 was $24,010 and $48,019, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the quarters ended June 30, 2012 and 2011 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2012 and 2011, respectively

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. These reclassifications did not have any effect on comprehensive net income (loss) or stockholders' equity.

Subsequent Events

The Company evaluated events occurring between the end of the quarter ended June 30, 2012, and the date when the financial statements were issued. Those events which do not affect the June 30, 2012 financial statements are listed as subsequent events. See Note 11 for further details on such subsequent events.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-03, “Extractive activities — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures”. The main provisions of ASU No. 2010-03 are the following: (1) expanding the definition of oil- and gas- producing activities to include the extraction of saleable hydrocarbons, in solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction; (2) entities should use first-day-of-the-month price during the 12-month period (the 12-months average price) in calculating proved oil and gas reserves and estimating related standardized measure of discounted net cash flows; (3) requiring entities to disclose separately information about reserves quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves; and (4) separate disclosure for consolidated entities and equity method investments. ASU No. 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. The Company adopted ASU No. 2010-03 for the 2009 annual financial statements. This adoption did not have a material impact on the Company’s reported reserve evaluation, results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements forquantitative information on Level 3 fairvalue measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed these rules and releases and does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated results of operations, financial position or cash flow.

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation ("Andora"). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock. The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora. At that time, 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet. In connection with the Dynamo litigation claim, Andora was entitled to recover a claim of legal fees from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals, which only allowed the escrowed shares to be released upon settlement of all claims. Pursuant to the agreement reached between the Company and Andora, all shares were released from escrow to the Company in February 2010 after payment of 375,000 Andora shares owned by the Company to Andora. During the years ended December 31, 2010 and 2011 the Company transferred 16,667 and 16,666 shares of Andora common stock to its Chief Executive Officer in lieu of $20,0000 in cash compensation due under his employment agreement.

A portion of the Andora shares are reserved to repay the amount of Officer loans and accrued salary and expenses payable totaling $130,645 at June 30, 2012. In the event that the Company cannot repay these loans and/or salary and expenses the Officer has the right to convert all or part, at his election, into Andora shares at a conversion rate of $0.60 per share. If all loans and salary and expenses are converted into Andora shares, it would result in a conversion into 215,457 Andora shares which would, in turn, result in a loss for accounting purposes of $64,637.

At June 30, 2012 the Company owned 3,198,166 Andora shares valued at $2,878,350 ($0.90 per share), which shares are approximately 5% of Andora’s total outstanding common shares on a fully diluted basis. See Note 11, Subsequent Events, for additional information on Andora’s rights offering dated July 17, 2012.

The Company’s valuation of Andora is based on reserve reports furnished to the Company by Andora which the Company has relied upon in assessing the value of its investment in Andora. Virtually all of these reserves will require alternative methods of production to enable them to be realized as income. Such methods require substantial investment in plant and equipment to be effective. Andora may obtain equity financing in the future to finance its drilling operations and, in that event, the Company maysustain additional dilution to its equity interest in Andora.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 - LOANS AND PAYABLES, RELATED PARTY

During the year ended December 31, 2011, the Company’s Chief Executive and Chief Financial officer, E. Jamie Schloss, advanced the Company a net total of $78,000 at 8% interest. Including interest the unpaid balance at December 31, 2011 was $81,181. Also during 2011 the Company accrued unpaid salary and out-of pocket expenses totaling $85,819. In total, at December 31, 2011 the Company owed Mr. Schloss $167,000.

During the six months ending June 30, 2012, the balance decreased from $167,000 owed at December 31, 2011 to $130,645 at June 30, 2012, a decrease of $36,355. This decrease is comprised of payments of $20,000 made toward the unpaid advances, $50,000 paid toward prior period unpaid salary, $1,812 paid toward interest and expenses, $6,000 paid by transferring shares of CAVU Resources, Inc. stock, offset by $25,000 for officer’s salary accrued, $2,307 in interest accrued, and $2,243 in accrued out of pocket expenses.

This balance is secured by our Andora common shares and can be converted into Andora shares in whole or in part at Mr. Schloss’ election at a conversion price $0.60 per share. This loan is repayable without penalty at the time a liquidity event, such as sale of stock or convertible notes or collection of receivables, occurs.

NOTE 4 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Six Months ended,
	June 30, 2012	June 30, 2011
Net Loss	$(143,800)	$(373,000)
Income tax computed at combined U.S. and state rates (30%)	(43,000)	(111,000)
Permanent differences	-	-
Changes in valuation allowance	43,000	111,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,993,000	$5,780,000
Less valuation allowance	(5,993,000)	(5,780,000)
Total	$-	$-

At June 30, 2012, Surge had net operating loss carryforwards of approximately $14,900,000 for federal and approximately $14,000,000 at June 30, 2012 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $43,000 and $111,000 in the six months ended June 30, 2012 and 2011 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company's net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 5 - CAPITAL STOCK

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

The Company is not currently subject to any contractual arrangements which restrict its ability to pay cash dividends. The Company's Certificate of Incorporation prohibits the payment of cash dividends on the Company's Common Stock in excess of $0.05 per share per year so long as any one share of preferred stock remains outstanding unless all accrued and unpaid dividends on one share of preferred stock has been set apart and there are no arrearages with respect to the redemption of any preferred stock.

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investor, Gemini Financial, in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investor an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration was not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil Corp. financial statements as well as a pro forma financial statement of the combined companies. The Company accounted for the warrants issued in accordance with ASC 815 (formerly EITF 00-19) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. In December 2006, the FASB approved ASC 825 (formerly FSP EITF 00-19-2) “Accounting for Registration Payment Arrangements”, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and ASC 450 (formerly FASB Interpretation No. 14), “Reasonable Estimation of the Amount of a Loss”. The Company has evaluated the effect of how ASC 825 (formerly FSP EITF 00-19-2) and ASC 480 (formerly EITF Topic D-98) affected these accompanying financial statements. In adopting ASC 825 (formerly FSP EITF 00-19-2) accounting pronouncement on January 1, 2007, the Company reclassified the remainder of the warrant liability of $2,309,400 to permanent equity.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867. In April 2007, the Company redeemed 2,000,000 shares of Common Stock for a note payable with Gemini Financial which 2,000,000 shares were cancelled. In November 2007, Cold Flow shareholders exchanged 3,749,953.5 preferred shares for 7,499,907 Surge common shares.

In March 2008, the Company received and cancelled 1,000,000 common shares in conjunction with its sale of certain Cynthia Holdings, Ltd. stock which entity owned the Santa Rosa property. In May 2008, the Company issued 100,000 common shares in conjunction with the exercise of options and simultaneously purchased 433,333 common shares from the same party at the same time. These purchased shares were cancelled immediately. In June and July 2008, the Company redeemed an aggregate of 3,689,617 shares of common stock in connection with buyback of shares previously issued in conjunction with the purchase of Peace Oil Corp.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 5 - CAPITAL STOCK (Continued)

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

In January 2012, the Company issued 170,000 shares of common shares and 170,000 warrants for total proceeds of $5,100.00 at $0.03 per share. The warrants are exercisable for two years at a price of $0.05.

NOTE 6 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at June 30, 2012.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	170,000	0.50	$0.05	500,000	$0.05

Totals or average	170,000	0.50	$0.05	500,000	$0.05

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	-	-
Canceled or expired	(4,200,000)	1.45
Outstanding at December 31, 2011	4,650,000	$0.13
Granted	170,000	0.05
Exercised	-	-
Canceled or Expired	(4,650,000)	-
Outstanding at June 30,2012	170,000	$0.05

13

 SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 6 - WARRANTS AND STOCK OPTIONS (continued)

For the six months ended June 30, 2012 and the fiscal year ended December 31, 2011 the Company issued 170,000 and 2,250,000 warrants respectively which were fully vested at June 30, 2012. The warrants were issued in conjunction with a common stock offering and no warrant expense was recorded in 2012 or 2011 for these warrants. During the six months ended June 30, 2012 a total of 4,650,000 warrants expired unexercised. The fair value of the warrant expense during the year was valued using the Black-Scholes option pricing model. Variables used in the Black-Scholes pricing model include: (1) discount rate of 1.90%, (2) warrant life of 1.5 years, (3) expected volatility of 108% and (4) zero expected dividends. The warrants had $0 intrinsic value at June 30, 2012.

During the quarter ended March 31, 2012 the Company issued a total of 170,000 warrants which were fully vested at March 31, 2012. These warrants issued in January 2012 were in conjunction with a common stock offering and no warrant expense was recorded in the quarter ended March 31, 2012 for these warrants. No other warrants were issued during the three months ending June 30, 2012.

Stock options.

No stock options were issued or exercised during the quarter ended June 30, 2012. All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the quarter ended June 30, 2012 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Fair value expense of $24,030 and $48,019 was recorded for the six months ending June 30, 2012 and 2011 respectively using the Black-Scholes method of option-pricing model for vested options. Variables used in the Black-Scholes pricing model for options issued during the six months ended June 30, 2012 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at June 30, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.039	1,000,000	2.25	$0.04	1,000,000	$0.04
0.055	1,200,000	2.41	0.06	1,200,000	0.06
0.07	800,000	2.92	0.07	800,000	0.07
0.08	2,200,000	0.45	0.08	2,200,000	0.08
0.10	400,000	1.16	0.10	400,000	0.10
0.12	250,000	1.53	0.12	250,000	0.12
	5,850,000	2.05	$0.06	5,850,000	$0.06

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 6 - WARRANTS AND STOCK OPTIONS (Continued)

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	1,000,000	0.04
Exercised	-	-
Canceled or expired	-	0.00
Outstanding at December 31, 2011	6,650,000	$0.06
Granted	-	-
Cancelled or expired	(800,000)	0.08
Outstanding at June 30, 2012	5,850,000	$0.05

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In April 2010, the Company extended Mr. Schloss’ employment agreement on the same financial terms as were in effect previously until December 31, 2010. On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss in Andora Energy common stock in lieu of cash. A total of $20,000 in salary was deferred in 2010 and 20011 and in lieu thereof a total of 33,333 Andora shares were issued pursuant to this agreement. See Note 9 for further details relating to the employment agreement.

For the years ending December 31, 2011 and 2010, a total of 33,333 Andora shares were issuable to him pursuant to this agreement and $20,000 in salary was converted into Andora shares.

The total loans, deferred salary and expenses due Mr. Schloss at December 31, 2011 totaled $167,000.

During the six months ending June 30, 2012, the loan, deferred salary and expenses balance was reduced by $36,355 (net) at June 30, 2012 to $130,645 from $167,000 at December 31, 2011. See Note 4 for additional details.

In May 2011, the Company entered into a consulting agreement with a new Director for the period from May 1, 2011 to December 31, 2011 which provided that in addition to his director’s duties, the Director would provide the Company with consulting services to assist the Company in mergers & acquisitions, new financings, and other business opportunities at a fee of $5,000 per month which will be deferred until a liquidity event occurs.

On September 30, 2011 the Company and this Director agreed to terminate his consulting services and to settle on a total of $25,000 being owed to this Director, all of which was unpaid at June 30, 2012.

NOTE 8 – LITIGATION MATTERS

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 8 – LITIGATION MATTERS (Continued)

Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows.

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

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December 2009. The action against Surge Energy Resources, Inc. is for breach of contract, plus attorney’s fees. The entire amount of this claim was accrued by Surge Energy Resources, Inc. at June 30, 2012. Surge Energy Resources, Inc. has no material assets or operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $225 per month.

Employment Agreements

The Company had an employment agreement with its Chief Executive Officer until May 31, 2012 which expired on that date. The Company is in the process of negotiating a new agreement with its Chief Executive Officer reducing salary payable per months and extending the term through September 30, 2012.

Consulting Agreements

The Company had no outstanding consulting agreements as of June 30, 2012.

NOTE 10 – CONVERTIBLE NOTES

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

On June 5, 2012, the Company entered into a new Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $60,000 (the “Note”) which agreement was effective upon funding. The financing closed on June 5, 201 and the Company received $57,000 in net proceeds.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 10 – CONVERTIBLE NOTES (Continued)

The Note bears interest at the rate of 8% per annum and at the default rate of 22% per annum if not paid when due. All interest and principal must be repaid on or before March 4, 2013 (the “Maturity Date”). Any unpaid portions of the Note are convertible into common stock, par value $0.001 per share, of the Company (“Company Common Stock”), at Asher’s option, beginning 180 days following the date of the Note and ending on the Maturity Date at a 40% discount to the average of the three lowest closing bid prices of the Company Common Stock during the 10 trading day period prior to the conversion date (subject to adjustment in certain events). In the event the Company exercises its right to prepay the Note in full, the Company is required to pay all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 120 days thereafter, (ii) 140% if prepaid 121 days following the closing through 150 days following the closing, and (iii) 145% if prepaid 151 days following the closing through 180 days following the closing. At any time after the expiration of 181 days following the date of the Note, the Company has no further right of prepayment. Asher has agreed to restrict its ability to convert the Note and receive shares of Company Common Stock so that the number of shares of Company Common Stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of Company Common Stock.

NOTE 11– SUBSEQUENT EVENTS

On July 17, 2012 Andora Energy Corporation announced a Rights Offering for all Canadian holders of Andora common shares to have the right to purchase additional Andora common shares on a share for share basis upon payment of Cdn$0.60 per share. The Company does not have sufficient funds to exercise these rights, although we are trying to locate a buyer or buyers for these rights. In the event that we do not exercise these rights the Company’s interest in Andora will be reduced from approximately 5% to approximately 3% of Andora’s outstanding shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions, including, but not limited to, a discussion of such matters as the amount and nature of future capital, development and exploration expenditures, the timing of exploration activities; business strategies and development of our business plan and drilling programs, and potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors incorporated in this Form 10-Q.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending June 30, 2012 and the comparable period ending June 30, 2011, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 7, 2012.

General Overview

Surge Global Energy, Inc. is a Delaware corporation traded on the OTCQB Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211.

Our telephone number is (760) 610-6758 and our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com and we have an email contact address at Surgeglobalshare@aol.com.

We are, and have historically been, an oil and gas exploration and development company. However, at this time because of our lack of working capital, our primary objective is to pro-actively seek to monetize our investment in Andora Energy Corporation at a reasonably acceptable price, and then to invest the proceeds into one or more attractive business opportunities, without being specifically confined to oil and gas exploration. Since we have not been able to date to sell our Andora shares, we are also trying to maximize shareholder values by seeking a merger partner and/or acquiring an oil and gas property through a leveraged buyout.

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

From 2005 through June 30, 2012, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development. Because our operations from 2005 forward have not generated any substantial revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous. Our management has also undergone a number of changes during this period.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets. In the six months ending June 30, 2012 and in the comparable period in fiscal 2011, we were not able to find suitable new oil and gas projects which could be completely financed based on their net discounted present values using a discount rate of 10% per year (net PV10).

Oil and Gas Drilling Activities

There were no new oil and gas drilling activities in the quarter ended June 30, 2012 or in the comparable period in fiscal 2011.

For historical purposes, below is a recap of activities in prior years:

In June 2008, we began the process of acquiring via lease oil and gas properties for drilling and development. Three properties were leased in 2008 and one in 2009. The two of the three properties acquired in 2008 were written off due to insufficient reserves. The first was drilled in November 2008 in Crane County, Texas and was plugged and abandoned and fully impaired in 2008. The second well (Qualmay #1) commenced drilling in November 2008 in Park County, Wyoming. This well was completed with natural gas and oil results, but after two fracture procedures the well was deemed commercially unsuccessful and was shut in. The Qualmay #1 was fully impaired for financial statement purposes in 2009 due to the lack of commercial reserves. The Company was successful in selling our 35% working interest in this property in December 2010 and recovered approximately $39,000 of costs expensed previously. The third lease, on 2,500 acres in Pine Valley, Nevada, was acquired in July 2008 and the lease expired and was written off in 2010. The cost of drilling this Nevada well to explore this property was greater than the Company’s financial ability to complete it and we were unable to find partners or sell the property prior to the lease exploration period.

In December 2009, the Company entered into an equipment lease agreement with Mandalay Energy, Inc. (“Mandalay”) to provide funds for the workover of four (4) oil and gas wells with an option to workover six (6) additional wells on a 40 acre lease located in Pawnee County, Oklahoma at a cost to the Company of $300,000. Shortly after workover operations commenced, the operations were delayed by a dispute over leasehold rights by a new owner of the lease. Litigation between the landowner, and a cross complaint by Mandalay, has stopped development of the property until each party’s legal right are determined.

In 2010, the Company entered into a written settlement agreement with Mandalay for the recovery of $354,000 plus legal fees, none of which has been received pending the outcome of the above mentioned litigation. To minimize our exposure in this property, the Company also entered into a written agreement with CAVU Resources, Inc. in September 2010 which provide for the return to us $130,000 of this investment, plus interest, which amount was paid in 2012. When received, this payment offsets a similar amount of the settlement owed to us by Mandalay.

The Company took an impairment of $75,000 in the years ended December 31, 2011 and $85,000 in 2010 to reflect our revised estimate of the net realizable value which would be ultimately recoverable from this property. After the forgoing writedowns, in January 2012 the Company concluded negotiations to receive a total of $146,194 during the quarter ended March 31, 2012, all of which was received in the first quarter of 2012. Additionally, the Company received a signed agreement from Mandalay to pay another $225,000 from proceeds of income they derive from other third party properties. The Company has not recognized any portion of this receivable to date due to collectability issues.

During the quarter ended June 30, 2012, the Company had opportunities to invest in new oil and gas properties. However, the Company was unable to obtain sufficient additional financing to invest in new projects. The Company’s ability to invest in future oil and gas or other business transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all and/or our ability to liquidate our investment in Andora on terms satisfactory to us, if at all. See “Risk Factors.”

Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”). In November 2005, that subsidiary, renamed Signet Energy, Inc. (“Signet”), was reorganized. Surge issued 5.1 million shares of common stock of Signet to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL and Surge in exchange for certain oil and gas leases.

After the foregoing transactions, Surge retained 10,500,000 shares of Signet (approximately 49%) on a non-diluted basis. As a result, we became a minority shareholder in Signet, in exchange for oil and gas leases from Deep Well and NAOL. In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet. On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to approximately 5.6% of the fully diluted shares of Andora. In exchange for our Signet shares, we received 3,429,138 shares of common stock of Andora.

In 2009, as a result of the dismissal of lawsuits and related settlement agreements, we received 252,361 Andora shares from a settlement with our former CEO. We also paid out 75,000 Andora common shares in settlement with a former director.

In another settlement with Andora dated February 2, 2010, 375,000 Andora shares were paid by the Company to Andora in full payment of all outstanding claims of approximately $560,000 owed Andora for legal fees.

Andora is now a privately owned oil and gas company of which 53.4% is owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.

In 2010 and 2011 we transferred a total of 33,333 Andora shares to our current Chief Executive Officer in lieu of $20,000 in salary. After the foregoing transactions, we currently own approximately 5.1% of Andora on a fully diluted basis. For a more detailed description of this series of transactions, see Note 2 to our Consolidated Financial Statements, “Investment in Andora Energy Corporation.”

As of June 30, 2012, we owned a total of 3,198,166 shares in Andora valued at $2,878,350 for financial statement purposes ($0.90 per share) after taking a temporary writedown of $381,402 in fiscal 2011 due to temporary market conditions.

See Subsequent Events Note 11 to the Financial Statements for additional details.

11 Good Energy, Inc. Note and Warrants

The Company continues to own a stock purchase warrant to acquire 107,843 shares of 11Good Energy, Inc. at $2.55 per share. The warrant had been scheduled to expire on June 30, 2010 but the expiration date was extended until June 30, 2012. The Company did not previously value the warrant for financial statement purposes since the Company did not have sufficient funds to exercise the warrant on or before June 30, 2010 but the extended expiration date and the prospect that 11 Good Energy, Inc. common stock will be publically traded caused us to value the warrant at $102,451 as of December 31, 2010.

During the quarter ended June 30, 2011 the Company determined that the value of the warrants was less than had been determined previously due to market conditions and the Company’s own financial condition. Therefore we recorded a realized loss of $102,451 related to the 11 Good Energy warrants reducing the value of the warrants at June 30, 2011 and December 31, 2011 to zero. The expiration date of the warrants was extended for an additional year by 11 Good Energy in May 2012 and are now scheduled to expire on June 30, 2013.

As of June 30, 2012 the Company retained the 107,843 warrants at a zero value on our books but it is unlikely that these warrants will be exercised and will probably expire worthless.

Working Capital Activities

During 2011, the Company sold a total of 2,250,000 common shares for $67,500.

In September 2011, the Company issued a Convertible Note to Asher Enterprises for $45,000 and repaid the Note in full in February 2012. See Note 10 to Consolidated Financial Statements for complete details.

In January 2012, the Company sold a total of 170,000 common shares to an accredited investor for $5,100.

In June 2012, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. and received proceeds from the issuance of an 8% convertible note of $57,000 net after incurring $3,000 in legal fees. See Note 10 to Consolidated Financial Statements for complete details.

Government and Environmental Regulation

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the US and Canada relating to environmental, health and safety matters; laws affecting petroleum, chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. Foreign and domestic development, production and sale of oil are extensively regulated in Canada at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada, and multiple state statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

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

Recent Developments

During the last two years, several of our directors and officers have been involved in transactions with us and have had contractual relationships with us. These are described in the Consolidated Financial Statements under “Related Party Transactions.”

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

Investments in Unconsolidated Subsidiaries

Investee entities that the Company can exercise significant influence, but not control over, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Impairment of Long-Lived Assets

We have adopted U.S. GAAP Accounting Standards forProperty, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and the ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.

These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the six months ended June 30, 2012 and 2011 of $24,010 and $29,069 respectively included compensation expense for share-based payment awards granted prior to June 30, 2012, but which vested in the quarters ending June 30, 2012 and 2011 respectively.

Marketable Securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. ASC 320 - Investments - Debt and Equity, Accounting for Certain Investments in Debt and Equity Securities and, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

Results of Operations

For The Three Month Period Ending June 30, 2012 and June 30, 2011

The Company had no operating revenues in the three months ended June 30, 2012 or 2011.

For the three months ended June 30, 2012, the Company incurred a net loss of $65,400 versus a loss of $263,700 for the comparable period in 2011, a decrease of $198,300 (75%) from the prior period. The principal reasons for this decreased loss are set forth below:

Total operating expenses for the three months ended June 30, 2012 were $63,400 versus $161,300 in the comparable three months ended June 30, 2011, a decrease of $97,900 from the prior period. The decrease was attributable primarily to a decrease in the impairment of oil and gas properties of $75,000 recorded in 2011 with no comparable charge in 2012, decreases in officer’s salary and other compensation of $13,600, decreases in depreciation of $500, an increase in loan fees of $9,000 attributable to the Asher note, decreases of $5,600 for audit and accounting fees, decreases in stock based compensation of $9,200 and decreases of all other expenses of $3,000.

Stock-based compensation expense recognized during the quarters ended June 30, 2012 and 2011 was $7,081 and $16,328 respectively, a decrease of $9,247.

A loss on sale of securities of $102,400 was recorded in the three months ending June 30, 2011 with no comparable charge in 2012.

Net interest expenses for the three months ended June 30, 2012 was $2,000 versus no net interest expenses for the three months ended June 30, 2011.

For The Six Month Period Ending June 30, 2012 and June 30, 2011

The Company had no operating revenues in the six months ended June 30, 2012 or 2011.

For the six months ended June 30, 2012, the Company incurred a net loss of $143,800 versus a loss of $373,300 for the comparable period in 2011, a decrease of $198,300 (75%) from the prior period. The principal reasons for this decreased loss are set forth below:

Total operating expenses for the six months ended June 30, 2012 were $142,700 versus $270,900 in the comparable six months ended June 30, 2011, a decrease of $128,200 from the prior period. This decrease was attributable primarily to a decrease in the impairment of oil and gas properties of $75,000 recorded in 2011 with no comparable charge in 2012, decreases in officer’s salary and other compensation of $16,500, decreases in depreciation of $1,400, decreases of $5,200 for audit and accounting fees, decreases in legal fees of $5,700, decreases of stock compensation costs of $5,000, an increase of $18,000 for loan fees due upon prepayment of the Asher note, and decreases of all other expenses of $500.

 A loss on sale of securities of $102,400 was recorded in the six months ending June 30, 2011 with no comparable charge in 2012.

Stock-based compensation expense recognized during the six months ended June 30, 2012 and 2011 was $24,100 and $29,100 respectively, a decrease of $5,000.

Net interest expenses for the six months ended June 30, 2012 was $1,160 versus no net interest expense for the six months ended June 30, 2011.

During the six months ending June 30, 2011 the Company recorded an unrealized loss on available for sale securities of $861,300 with no comparable charge in the six months ending June 30, 2012.

The comprehensive loss for the six months ending June 30,2012 was $143,800 compared with a comprehensive loss of $1,251,800 for the comparable period in 2011.

Future Operating Trends

Our future operations depend on available cash resources, additional financing, the sale of additional common stock, and/or the possible sale of all or portions of our Andora shares.

We are continuing to seek a liquidity event for our Andora shares to generate cash flow.

We can provide no assurances that any additional financing will be satisfactory to us, if at all, or that we will be able to liquidate a portion of our Andora investment at its book value should the need or the opportunity arise.

Liquidity and Capital Resources

Current Position

As of June 30, 2012 our current assets consisted of unrestricted cash and cash equivalents on hand of $9,400 and prepaid expenses of $9,100 totaling $18,500 versus current liabilities of $374,700, thereby creating a working capital deficit of $356,200. Our total net current asset deficit at June 30, 2012 was $356,200 compared with a working capital deficit of $241,900 as of December 31, 2011, an increased working capital deficit of $114,300. For the three months ended June 30, 2012 our net working capital declined by $58,100.

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

We have a history of net losses and expect that our operating expenses will continue to deplete our cash reserves as we have no revenues. Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties. To make these acquisitions, our capital needs will increase substantially. We have limited working capital and cash resources to fund our oil and gas exploration. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our oil and gas operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that funding will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests.In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our oil and gas operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $143,837 and $373,385 for the six months ended June 30, 2012 and 2011, respectively. The Company’s cash position as of June 30, 2012 was $9,394 compared with $14,659 at December 31, 2011, a decrease of $5,265. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $356,184 as of June 30, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011. For the quarter ended June 30, 2012 the Company received $57,000 (net) from financing activities. The Company continues to need additional cash to manage its business. The Company completed a convertible loan for working capital purposes in June 2012. By continuing to reduce operating expenses in future periods and generating cash from the sale of our Andora shares and proceeds from stock or convertible note offerings management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and stock and/or commodity prices. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure, except that we own equity securities in a private company held for long term investment and we hold equity securities in a publicly traded company whose value is marked to market on a quarterly basis. Our primary exposure to market risk is interest rate risk associated with our short term money market investments and the market price risk of our publicly traded investment. The Company does not have any credit facilities with variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to E. Jamie Schloss, our Principal executive officer and Principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of E. Jamie Schloss, our Principal executive officer and Principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our Principal executive officer and Principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective and there was a material weakness due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

Management’s Report on Internal Control over Financial Reporting

Our adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting. Management is responsible for establishing and maintaining policies and procedures for the preparation of financial statements for external purposes consistent with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Principal executive officer and Principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of June 30, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by our management was that (1) we have not properly segregated duties as our Principal executive officer/Principal financial officer who are one in the same person initiate, authorize, and complete all transactions, and (2) we have not implemented measures that would prevent the Principal executive officer/Principal financial officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the Principal executive officer/Principal financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies our financial reports.

Accordingly, while we have identified certain material weaknesses in our system of internal control over financial reporting, we believe we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources should be appropriately applied elsewhere and, when resources permit, it will address and remediate material weaknesses through implementing various controls or changes to controls. At such time as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal executive officer and Principal financial officer that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which would adversely affect our financial condition, results of operations or cash flows.

There are no pending open litigation matters affecting the Company.

In a prior legal matter, the Company’s wholly owned subsidiary, Surge Energy Resources, Inc., incurred a default judgment against it in a litigation matter with Three Span Oil & Gas Litigation, the details of which are as follows:

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc., in Midland Texas (Case #CC15386) for nonpayment of $60,125. The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 to Three Span on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid. The action against Surge Energy Resources was for breach of contract, plus attorneys’ fees.

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December 2009. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of June 30, 2012. Surge Energy Resources, Inc. has no material assets or operations.

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

Loss of Investment Company Act Exclusion Would Adversely Affect Our Business

Surge Global Energy (“Surge”) currently relies on section 3(c)(9) of the Investment Company Act of 1940 (“1940 Act”) to avoid federal registration and regulation as an investment company. Section 3(c)(9) excludes from the 1940 Act’s definition on investment company “[a]ny person substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts related to suchmineral royalties or leases, or fractional interests therein relative to such royalties, leases, or fractional interests.”

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

During the three months ended June 30, 2012, there were no material changes to the information in our 2011 Form 10-K under “Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
June 5, 2012	8% Convertible Note	Presently undeterminable	$60,000 minus $3,000 in legal fees; no commissions paid.	Asher Enterprises, Inc.	Section 4(2) and/or Reg D

During the three months ended June 30, 2012, there were no repurchases by the Company of its Common Stock

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None .

ITEM 6.  EXHIBITS

31.1	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Principal Executive Officer and Principal Financial Officer, pursuant to 18 USC Section 1350.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T:**
(i) Consolidated Balance Sheets at June 30, 2012(unaudited) and December 31, 2011.
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending June 30, 2012 and 2011
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending June 30, 2012 and June 30, 2011, and inception of development stage to June 30, 2012, and
(iv) the notes to unaudited financial statements.*

**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
___________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER)

