Form 10-Q/A
period 2012-06-30
Surge Global Energy, Inc.
filed 2012-09-13
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q of Surge Global Energy, Inc. for the quarterly period ended June 30, 2012 is to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T and to reflect the following corrections in the initial Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012: (1) on page F-3 (Consolidated Statements of Cash Flows) for the period from January 1, 2005 (inception of exploration stage) through June 30, 2012 to correct a numerical error of $30, thereby reducing Selling, general and administrative expenses from $24,213,807 to $24,213,777 and total operating expenses in the same period from $34,777,619 to $34,777,589; (2) on page F- 4 (Consolidated Statements of Cash Flows) for the six month period ending June 30, 2012 to (i) reclassify interest on Notes payable in the amount of $1,603 (previously shown as $(16,603) as accounts payable, and (ii) correct the change in Loans and payables, related party from $36,355 to $(36,355), a typographical error; (3) in Notes to Consolidated Financial Statements to amend Note 3-Loans payable, related party to correct the details of the balance owed with no change in the total amount owed; and (4) in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) to correct minor errors in the third paragraph in the Results of Operations for the six month period ending June 30, 2012 with no change in the overall totals.

The financial statements included herein have been restated to reflect these minor changes. These changes did not affect the unaudited Consolidated Balance Sheet at June 30, 2012 or the Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss) for the quarters ended June 30, 2012 and 2011 or the six months ended June 30, 2012 and 2011.

This Form 10-Q/A-1 speaks as of the original filing date of the Form 10-Q of August 14, 2012, does not reflect events that may have occurred subsequent to such original filing date and does not modify or update in any way the disclosures made in the initial filing except as set forth above.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	F-1

	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2

	Consolidated Statements of Cash Flows	F-3 - F-5

	Notes to Consolidated Financial Statements	F-6 - F-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mining Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

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

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

					For the period from
					January 1, 2005
					(inception of
					exploration
	For the Three Months Ending		For the Six Months Ending		stage) through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Operating expenses:
Selling, general and administrative expense	$63,217	$85,622	$142,266	$194,198	$24,213,777
Accretion, depreciation and amortization	191	712	381	1,736	478,695
Oil and gas impairment		75,000		75,000	10,085,117
Total operating expenses	63,408	161,334	142,647	270,934	34,777,589
Loss from operations	(63,408)	(161,334)	(142,647)	(270,934)	(34,777,589)
Equity losses of affiliates	-	-			(2,099,663)
Impairment of marketable securities	-	-			(3,707,513)
Loss on redemption of preferred shares	-	-			(105,376)
Revaluation loss net of warrant liability	-	-			(431,261)
Gain (loss) on sale of marketable securities	-	(102,451)		(102,451)	1,067,865
Peace Oil acquisition warrants		-			(368,000)
Interest income (expense) net	(1,957)	-	(1,160)		(4,235,347)
Gain on disposition of Peace Oil Corp.		-			1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(65,365)	(263,785)	(143,807)	(373,385)	(43,131,779)
Provision for income taxes	-	-			-
Loss before non-controlling interest	(65,365)	(263,785)	(143,807)	(373,385)	(43,131,779)
Gain applicable to non- controlling interest	-	-			3,679,096
Net loss	$(65,365)	$(263,785)	$(143,807)	(373,385)	$(39,452,683)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	-	(861,346)	-	(878,422)	(381,402)
Foreign currency translation adjustment	$-	-			-
Comprehensive loss	(65,365)	$(1,125,131)	$(143,807)	(1,251,807)	$(39,834,085)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	36,057,387	35,887,387	36,034,969	35,228,547

See accompanying footnotes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			For the period from
			January 1, 2005
			(date of inception
	For the Six Months Ended		of exploration
	June 30,	June 30,	stage) through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(143,807)	$(373,385)	$(39,452,683)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	381	1,736	478,695
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	-	102,451	(1,066,328)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	-	-	10,085,117
Amortization of debt discount-beneficial conversion feature of debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	24,010	48,019	6,982,550
Gain/loss on revaluation of warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	140,000	10,000	7,616
Prepaid expense and other assets	6,846	9,795	(28,411)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(16,440)	60,020	771,189
Loans and payables, related party	(36,355)	-	130,645
Net cash received in operating activities	$(25,365)	$(66,364)	$(11,205,603)

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,		For the period from January 1, 2005 (inception of exploration stage) through
	2012	2011	June 30,2012
Cash flows from investing activities:
Purchases of property and equipment	-	(1,525)	(117,425)
Production payment advanced	-	-	-
Proceeds from sale of marketable securities	-	-	589,506
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,370,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	(1,525)	(6,299,001)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	5,100	67,500	4,348,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(225,000)
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from Convertible notes	15,000	-	60,000
Proceeds from note payable, gross	-	-	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	20,100	67,500	17,415,557
Effect of exchange rates on cash and cash equivalents	-	-	(61,494)

Net increase (decrease) in cash and cash equivalents	(5,265)	(389)	(150,541)

Cash and cash equivalents at the beginning of the period	14,659	454	159,935
Cash and cash equivalents at the end of the period	$9,394	$65	$9,394

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

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2012, the Company has accumulated exploration stage losses of $39,834,085. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas.

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

During the quarter ended June 30, 2012, the Company completed a convertible loan for working capital purposes in June 2012. The Company received $57,000 (net) from this transaction. The Company continues to need additional cash to manage its business. The sale of our investment in Andora, common stock and/or other similar financing transactions are projected to be received in 2012. By continuing to reduce operating expenses in future periods, generating cash from the sale of our Andora shares and proceeds from stock or convertible note offerings, management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $381 and $1,736 for the six months ended June 30, 2012 and 2011, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

During the six months ending June 30, 2012, the balance decreased from $167,000 owed at December 31, 2011 to $130,645 at June 30, 2012, a decrease of $36,355. This decrease is comprised of $52,000 paid toward prior period unpaid salary, $18,000 paid toward prior period unpaid loan, $22,685 paid toward interest, payroll taxes and expenses, $6,000 paid by transferring shares of CAVU Resources, Inc. stock, offset by $52,000 for officer’s salary accrued, $2,306 in interest accrued, and $8,024 in accrued for payroll taxes and out-of- pocket expenses.

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

During the six months ending June 30, 2012, the loan, deferred salary and expenses balance was reduced by $36,355 (net) at June 30, 2012 to $130,645 from $167,000 at December 31, 2011. See Note 3 for additional details.

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

NOTE 10 – CONVERTIBLE NOTES (continued)

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

In 2010, the Company entered into a written settlement agreement with Mandalay for the recovery of $354,000 plus legal fees, none of which has been received pending the outcome of the above mentioned litigation. To minimize our exposure in this property, the Company also entered into a written agreement with CAVU Resources, Inc. in September 2010 which provide for the return to us $130,000 of this investment, plus interestwhich amount was paid in 2012. When received, this payment offsets a similar amount of the settlement owed to us by Mandalay.

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

See Subsequent Events Note 11 to the Financial Statements for additional details.

11 Good Energy, Inc. Note and Warrants

The Company continues to own a stock purchase warrant to acquire 107,843 shares of 11 Good Energy, Inc. at $2.55 per share. The warrant had been scheduled to expire on June 30, 2010 but the expiration date was extended until June 30, 2012. The Company did not previously value the warrant for financial statement purposes since the Company did not have sufficient funds to exercise the warrant on or before June 30, 2010 but the extended expiration date and the prospect that 11 Good Energy, Inc. common stock will be publically traded caused us to value the warrant at $102,451 as of December 31, 2010.

During the quarter ended June 30, 2011 the Company determined that the value of the warrants was less than had been determined previously due to market conditions and the Company’s own financial condition. Therefore we recorded a realized loss of $102,451 related to the 11 Good Energy warrants reducing the value of the warrants at June 30, 2011 and December 31, 2011 to zero. The expiration date of the warrants was extended for an additional year by 11 Good Energy in May 2012 and they are now scheduled to expire on June 30, 2013.

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

Total operating expenses for the six months ended June 30, 2012 were $142,700 versus $270,900 in the comparable six months ended June 30, 2011, a decrease of $127,100 from the prior period. This decrease was attributable primarily to a decrease in the impairment of oil and gas properties of $75,000 recorded in 2011 with no comparable charge in 2012, decreases in officer’s salary and other compensation of $27,600, decreases in depreciation of $1,400, decreases of $5,200 for audit and accounting fees, decreases of $4,900 in consulting fees, decreases in legal fees of $5,700, an increase of $9,000 for loan fees due upon prepayment of the Ashernote, and increases of all other expenses of $1,700.

A loss on sale of securities of $102,400 was recorded in the six months ending June 30, 2011 with no comparable charge in 2012.

Stock-based compensation expense recognized during the six months ended June 30, 2012 and 2011 was $24,000 and $48,000 respectively, a decrease of $24,000.

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

During the three months ended June 30, 2012, there were no repurchases by the Company of its Common Stock

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Principal Executive Officer and Principal Financial Officer, pursuant to 18 USC Section 1350.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T:*
(i) Consolidated Balance Sheets at June 30, 2012(unaudited) and December 31, 2011.*
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending June 30, 2012 and 2011.*
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending June 30, 2012 and June 30, 2011, and inception of development stage to June 30, 2012, and
(iv) the notes to unaudited financial statements.*

**This information is furnished for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
___________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: September 12, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER)

