Form 10-Q
period 2012-09-30
Surge Global Energy, Inc.
filed 2012-11-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 12, 2012, the Registrant had 36,057,387 shares of common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Page No

Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended September 30, 2012 and September 30, 2011, and for the period from January 1, 2005 (inception of exploration stage) through September 30, 2012	F-2

Unaudited Consolidated Statements of Cash Flows for the quarters ended September 30, 2012 and 2011, and for the period from January 1, 2005 (inception of exploration stage) through September 30, 2012	F-3

Notes to Unaudited Consolidated Financial Statements	F-6

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,788	$14,659
Production payments receivable	-	140,000
Prepaid expenses	11,073	15,997
Total current assets	20,861	170,656

Property and equipment, net of accumulated depreciation of $36,045 and $35,329, respectively	-	1,016
Investment in Andora Energy	1,918,900	2,878,350

Total assets	$1,939,761	$3,050,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$190,541	$183,797
Loans and payables, related party	178,579	167,000
Convertible Note payable	82,762	61,726
Total current liabilities	451,882	412,523

Total liabilities	451,882	412,523

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred – 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 36,057,387 and 35,887,387 shares issued and outstanding, respectively	36,057	35,887
Additional paid-in capital	54,663,072	54,629,402
Accumulated other comprehensive income	(1,340,852)	(381,402)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(39,532,886)	(39,308,876)
Total stockholders’ equity	1,487,879	2,637,499

Total liabilities and stockholders’ equity	$1,939,761	$3,050,022

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

					For the period from
					January 1, 2005
					(inception of
	For the Three Months Ending		For the Nine Months Ending		exploration stage)
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

Operating expenses:
Selling, general and administrative expense	$59,483	$56,747	$201,749	$250,945	$24,273,260
Accretion, depreciation and amortization	635	921	1,016	2,657	479,330
Oil and gas impairment		-		75,000	10,085,117
Total operating expenses	60,118	57,668	202,765	328,602	34,837,707
Loss from operations	(60,118)	(57,668)	(202,765)	(328,602)	(34,837,707)
Equity losses of affiliates	-	-			(2,099,663)
Impairment of marketable securities	-	-			(3,707,513)
Loss on redemption of preferred shares	-	-			(105,376)
Revaluation loss net of warrant liability	-	-			(431,261)
Gain (loss) on sale of marketable securities	(51)		(51)	(102,451)	1,067,814
Peace Oil acquisition warrants		-			(368,000)
Interest income (expense) net	(20,034)	71	(21,194)	71	(4,255,381)
Gain on disposition of Peace Oil Corp.		-			1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(80,203)	(57,597)	(224,010)	(430,982)	(43,211,982)
Provision for income taxes	-	-			-
Loss before non-controlling interest	(80,203)	(57,597)	(224,010)	(430,982)	(43,211,982)
Gain applicable to non- controlling interest	-	-	-	-	3,679,096
Net loss	$(80,203)	$(57,597)	$(224,010)	(430,982)	$(39,532,886)
Unrealized (loss) on available for sale securities	(959,450)	-	(959,450)	(878,422)	(1,340,852)
Foreign currency translation adjustment	-	-	-	-	-
Comprehensive loss	$(1,014,257)	$(57,597)	$(1,183,460)	(1,309,404)	$(40,873,738)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	36,057,387	35,887,387	36,048,046	35,448,968

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from January 1, 2005 (date of inception of exploration
	For the Nine Months Ended		stage) through
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(224,010)	$(430,982)	$(39,532,886)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	1,016	2,657	479,330
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	-	102,451	(1,066,328)
Loss from redemption of preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	-	75,000	10,085,117
Amortization of debt discount-beneficial conversion feature of debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	28,740	64,968	6,987,280
Gain/loss on revaluing warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	140,000	10,000	7,616
Prepaid expense and other assets	4,924	(35,792)	(30,333)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	12,780	116,482	800,409
Officer loans payable	11,579	-	178,579
Net cash received in operating activities	$(24,971)	$(95,216)	$(11,205,209)

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		For the period from January 1, 2005 (inception exploration stage) through
	2012	2011	September 30,2012
Cash flows from investing activities:
Purchases of property and equipment	-	(1,525)	(117,425)
Production payment advanced	-	-	-
Proceeds from sale of marketable securities	-	-	589,506
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,370,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,914,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	(1,525)	(6,299,001)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	5,100	67,500	4,348,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	(45,000)	-	(270,000)
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	60,000	45,000	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	20,100	112,500	17,415,557
Effect of exchange rates on cash and cash equivalents	-	-	(61,494)

Net increase (decrease) in cash and cash equivalents	(4,871)	15,759	(150,147)

Cash and cash equivalents at the beginning of the period	14,659	454	159,935
Cash and cash equivalents at the end of the period	$9,788	$16,213	$9,788

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			For the period from January 1, 2005
	For the nine Months Ended September 30		(inception of exploration stage) through
	2012	2011	September 30, 2012

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,957	$171	$526,516
Cash paid during the period for income taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$-	$-	$1,710,000
Cancellation of common shares	$-	$-	$1,000
Unrealized (gain) loss on available for sale securities	$959,450	$878,422	$1,340,852
Note payable issued for investment	$-	$-	$225,000
Exchange of North Peace shares for common shares	$-	$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$-	$-	$2,099,067
Andora shares issued on settlement of litigation	$-	$-	$645,780
Andora shares issued in lieu of cash compensation	$-	$12,741	$23,975

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

For the period from January 1, 2005 (inception of exploration stage) through September 30, 2012, the Company has accumulated exploration stage losses of $39,532,886 (before unrealized losses on available for sale securities). The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

SEPTEMBER 30, 2012 AND 2011

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations.  A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of September 30, 2012 or 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.  The Company has total cash of $9,788 in cash in an account maintained by a U.S. bank, all of which is subject to up to $250,000 of FDIC insurance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. Most of our tax loss carryforwards will be cancelled as a result of a change of control which occurred in October, 2012.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $224,010 and $430,982 for the nine months ended September 30, 2012 and 2011, respectively. The Company’s cash position as of September 30, 2012 was $9,788 compared with $14,659 at December 31, 2011, a decrease of $4,871. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $431,021 as of September 30, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011.

During the quarter ended September 30, 2012 the Company commenced negotiations with an independent oil company to acquire majority control of the Company in return for equity financing, which transaction closed on October 16, 2012. Management believes it should now have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $635 and $921 for the quarters ended September 30, 2012 and 2011, respectively.  Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized for the nine months ended September 30, 2012 and 2011 was $28,740 and $64,968, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30 30, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the quarters ended September 30, 2012 and 2011 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2012 and 2011, respectively

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

Subsequent Events

See Note 11 for further details on such subsequent events which occurred after September 30, 2012.

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

SEPTEMBER 30, 2012 AND 2011

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

A portion of the Andora shares are secured to repay the amount of Officer loans, salary and expenses payable totaling $178,579 at September 30, 2012. In the event that the Company cannot repay these loans the Officer has the right to convert all or part, at his election, into Andora shares at a conversion rate of $0.40 per share.

The Company’s valuation of Andora is based on reserve reports furnished to the Company by Andora which the Company has relied upon in assessing the value of its investment in Andora.  Virtually all of these reserves will require alternative methods of production to enable them to be realized as income. Such methods require substantial investment in plant and equipment to be effective. Andora may obtain equity financing in the future to finance its drilling operations and, in that event, the Company may sustain additional dilution to its equity interest in Andora.

At September 30, 2012 the Company owned 3,198,166 Andora shares valued at $2,878,350 ($0.60 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

See Note 11, Subsequent Events, for additional information on the status of the Company’s Andora shares.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 3 - LOANS AND PAYABLES,RELATED PARTY

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

During the nine months ending September 30, 2012, the loan balance increased from $167,000 owed at December 31, 2011 to $178,579, an increase of $11,579. This increase is comprised of $70,000 for officer’s salary accrued less $34,000 of salary paid, $8,852 (net) accrued for payroll taxes, $8,927 accrued for interest and expenses less $11,518 of expenses and interest paid, less $21,682 paid for loan and interest, and $6,000 was adjusted by transferring rights to shares of CAVU Resources, Inc. stock.

This balance is secured by our Andora common shares and can be converted into Andora shares in whole or in part at Mr. Schloss’ election at a conversion price $0.40 per share. This loan is repayable without penalty at the time a liquidity event, such as sale of stock or convertible notes or collection of receivables, occurs.

NOTE4 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Nine Months ended,
	September 30, 2012	September 30, 2011
Net Taxable Loss	$(190,000)	$(260,000)
Income tax computed at combined U.S. and state rates (30%)	(27,000)	(78,000)
Permanent differences	-	-
Changes in valuation allowance	27,000	78,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of September,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$6,020,000	$5,780,000
Less valuation allowance	(6,020,000)	(5,780,000)
Total	$-	$-

At September 30, 2012, Surge had net operating loss carryforwards of approximately $14,900,000 for federal and approximately $12,000,000 at September 30, 2012 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $27,000 and $78,000 in the nine months ended September 30, 2012 and 2011 respectively.  Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis.  Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance.  Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforward will not be available in the event of a change of control, which occurred in October 2012.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 5 - CAPITAL STOCK (Continued)

In September 2008, the Company issued 50,000 common shares in conjunction with stock options exercised at a price of $0.115 per share for total proceeds of $5,750. In December 2008, the Company purchased and cancelled 60,000 shares for $3,600 or $0.06 per share.

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

NOTE 6 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at September 30, 2012.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	170,000	0.50	$0.05	500,000	$0.05
Totals or average	170,000	0.50	$0.05	500,000	$0.05

Transactions involving the Company's warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	6,600,000	0.71
Granted	2,250,000	0.05
Exercised	-	-
Canceled or expired	(4,200,000)	1.45
Outstanding at December 31, 2011	4,650,000	$0.13
Granted	170,000	0.05
Exercised	-	-
Canceled or Expired	(4,650,000)	-
Outstanding at September 30,2012	170,000	$0.05

For the nine months ended September 30, 2012 the Company issued 170,000 which were fully vested at September 30,2012. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2012 or 2011 for these warrants. During the nine months ended September 30, 2012, a total of 4,650,000 warrants expired unexercised. The warrants had $0 intrinsic value at September 30, 2012.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 6 - WARRANTS AND STOCK OPTIONS(continued)

Stock options.

No stock options were issued or exercised during the quarter ended September 30, 2012.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Fair value expense of $28,740 and $64,968 was recorded for the nine months ending September 30, 2012 and 2011 respectively using the Black-Scholes method of option-pricing model for vested options.

In September, 2012 the Company agreed to reduce the price of the outstanding options to $0.02 per share as compensation for services rendered by its Board of Directors who have served the past four years and 8 months without any director fees.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at September 30, 2012:

Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price

0.02	5,350,000	3.00	0.02	5,350,000	0.02
0.039	500,000	0.12	0.039	500,000	0.039
	5,850,000	2.98	$0.06	5,850,000	$0.022

Transactions involving the Company's options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	5,650,000	$0.07
Granted	1,000,000	0.04
Exercised	-	-
Canceled or expired	-	0.00
Outstanding at December 31, 2011	6,650,000	$0.06
Granted	-	-
Cancelled or expired	(800,000)	0.08
Outstanding at September 30, 2012	5,850,000	$0.022

In September, 2012 the Company agreed to reduce the price of 5,350,000 of the outstanding options to $0.02 per share as compensation for services rendered by its Board of Directors who have served the past four years and 8 months without any director fees.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

During the nine months ending September 30, 2012, the loan, deferred salary and expenses balance increased by $11,579 (net) at September 30, 2012 to $182,931 from $167,000 at December 31, 2011. See Note 4 for additional details.

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

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. The action against Surge Energy Resources, Inc. is for breach of contract, plus attorneys’ fees. The entire amount of this claim was accrued by Surge Energy Resources, Inc. at year ending December 31, 2010.  Surge Energy Resources, Inc. has no material assets or operations.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $225 per month.

Employment Agreements

The company had an employment agreement with its Chief Executive Officer until May 31, 2012 which expired on that date.

Consulting Agreements

The Company had no outstanding consulting agreements as of September 30, 2012.

NOTE 10- CONVERTIBLE NOTES

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

On June 5, 2012, the Company entered into a new Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $60,000 (the "Note") which agreement was effective upon funding. The financing closed on June 5, 2012 and the Company received $57,000 in net proceeds.

On October 19, 2012, the Company paid the outstanding Asher Convertible Note balance of $82,762 in full.

See Subsequent Events Note 11 for additional details.

NOTE 11– SUBSEQUENT EVENTS

(a) On October 16, 2012, Surge Global Energy, Inc., a Delaware corporation (the “Company”), entered into a Common Stock Purchase Agreement, dated as of such date (the “Agreement”), with The Fitzgerald Group of Southwest Florida, Inc., a Florida corporation, Clark Morton II, William E. and Carol A. Fitzgerald, jointly as husband and wife, and William A. Fitzgerald (collectively, the “Buyers” and individually each a “Buyer”) for the sale of (1) 140,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company for an aggregate purchase price of $350,000 and (2) 3,216,260 additional shares of Common Stock of the Company for an aggregate purchase price of $100,000 following a contemplated 1 for 20 reverse split, and the concurrent increase to 400,000,000 in the authorized and unissued shares, of Common Stock of the Company.

On October 18, 2012 (the “initial closing date”, Clark Morton II and William E. and Carol A. Fitzgerald (jointly as husband and wife) each acquired 70,000,000 shares, or an aggregate of approximately 77%, of the Company’s Common Stock from the Company for a purchase price of $175,000, and an aggregate purchase price of $350,000. The Company used $250,000 of such proceeds together with approximately 312,000 shares of common stock of Andora Energy Corporation, a Canadian company (“Andora”), owned by it to extinguish all of its liabilities, including monies owed to its Chairman and Chief Executive Officer, E. Jamie Schloss, and one of its directors, Steven L. Vanechanos.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 11– SUBSEQUENT EVENTS (continued)

In addition, the Company used approximately $82,765 of such proceeds to extinguish its liability to Asher Enterprises, Inc. pursuant to the Convertible Promissory Note in the principal amount $60,000 issued on May 25, 2012 otherwise due in December 2012. The $100,000 balance will be used for payment of the Company’s operating expenses and for working capital on, and after, the initial closing date.

The Company intends to effect a 1 for 20 reverse split and a concurrent increase to 400,000,000 in the authorized and unissued shares of Common Stock of the Company in the near future. The Buyers have agreed to buy 3,216,260 additional shares of Common Stock of the Company for an aggregate purchase price of $100,000 thereafter (such date of purchase, the “subsequent closing date”). After the sale and issuance of these additional shares, the Buyers will own approximately 85% of the Company’s Common Stock. The additional funds will be available for payment of the Company’s operating expenses and for working capital.

On the initial closing date, each of Charles V. Sage, Edwin J. Korhonen, Warren M. Dillard and Steven L. Vanechanos resigned as a director of the Company and E. Jamie Schloss resigned as Chairman of the Board, President and Chief Executive Officer of the Company. In addition, on the initial closing date, Clark Morton II became a director, Chairman of the Board and Chief Executive Officer, William E. Fitzgerald became President, William A. Fitzgerald became Senior Vice President and Carol A. Fitzgerald became Secretary of the Company. It is expected that William E. Fitzgerald and William A. Fitzgerald will become directors of the Company.

The parties agreed that the Company would contribute approximately 2,886,000 shares of common stock of Andora held by it to its wholly-owned subsidiary, Cold Flow Energy ULC, an Alberta corporation (“Cold Flow”), or a newly-formed wholly-owned subsidiary, Surge Holding Co., a Delaware corporation (either or both, the “Holding Company”). The Buyers and the Company have agreed that the Holding Company and the Andora Shares will not be disposed of by the Company for any purpose until the later of (i) April 30, 2014 or (ii) 180 days after the subsequent closing date (the “Distribution Date”). This restriction on the time period for the disposition of the Andora Shares or of the Holding Company may be waived in the event that the value of the total non-cash assets of the Company exceeds the value of the Andora Shares. Three of the Company’s current directors, Charles V. Sage, Edwin J. Korhonen and E. Jamie Schloss, were appointed directors of the Holding Company and Messrs. Sage and Schloss were appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date.

On the Distribution Date, the Company will distribute the shares of the Holding Company (or the Andora Shares) or a liquidating dividend to the shareholders of the Company other than the Buyers and their affiliates and transferees and any other holders of the Common Stock issued subsequent to the closing dates (including any purchaser of Common Stock of the Company in any private placement subsequent to the closing dates but excluding holders who have obtained shares in the public markets); provided, however, that such a dividend can be paid pursuant to applicable corporate laws and in compliance with all securities laws. The mechanism for such distribution shall be agreed between the Company and the majority of the directors of the Holding Company.

 The Buyers and the Company acknowledged and agreed that the Company and the Holding Company may use a portion of the Andora shares to pay any and all costs or legal fees associated with the distribution of the stock of the Holding Company (or the Andora Shares) as a dividend to the Company’s existing shareholders.

The parties agreed that if the Buyers transfer any purchased shares to a third party or if the Company issues shares of Common Stock in a private placement subsequent to the closing dates, the Company will obtain the written agreement of such transferees to waive their entitlement to the distribution of the stock of the Holding Company (or the Andora Shares) as a dividend to the Company’s shareholders.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 11– SUBSEQUENT EVENTS (continued)

In the event that there are any obligations or liabilities that were not paid as at the initial closing and that were incurred prior to September 30, 2012 by the Company, the Holding Company will assume those obligations and liabilities or pay or cause to be paid those obligations from the proceeds of any sale of the Andora Shares or deliver Andora Shares in exchange for the extinguishment of the liability or repay the Company for any payments thereof.

On October 19, 2012, Clark Morton II, age 53, was elected a director, Chairman of the Board and Chief Executive Officer of the Company. With a background in engineering, executive management, marketing and communication Mr. Morton, has been actively involved in the formation of long-term capital growth projects in oil & gas and has served previously in senior director and officer positions involved in the marketing, sales, operations and management of private equity media and entertainment operations.

 On October 19, 2012, William E. Fitzgerald, age 71, was elected President of the Company. Mr. Fitzgerald served as President of The Fitzgerald Group for 20 years specializing in commercial/industrial investments and development, commercial income properties and land acquisition which later expanded to private equity funding and management for oil & gas developments primarily throughout Texas. Mr. Fitzgerald began his investment management career in Chicago where he managed trading floor and pit operations with memberships at the Chicago Mercantile Exchange and Chicago Board of Trade. He later maintained memberships at the International Monetary Market and Mid-America Exchange where he formed and ran his own company trading commodities and authored The Fitzgerald Commodity Trading Report . Mr. Fitzgerald became an author with his novel Arenas of Greed , a financial thriller depicting corruption on the Chicago Commodity Markets. William E. Fitzgerald is the father of William A. Fitzgerald and the husband of Carol A. Fitzgerald.

 On October 19, 2012, William A. Fitzgerald, age 37, was elected Senior Vice President of the Company. Mr. Fitzgerald began his career in the construction field moving into commercial construction management and residential real estate sales, acquisition and management. Mr. Fitzgerald successfully managed a 900 acre, $55 million sand and gravel mine operation investment in SW Florida after which he became Vice President for Private Equity, Funding and Sales for oil & gas investment operations. Mr. Fitzgerald is the son of William E. Fitzgerald and Carol A. Fitzgerald.

On October 19, 2012, the Company paid the Convertible Note due Asher Enterprises, Inc. in full in the amount of $82,761. No portion of the Note was converted into common shares.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ending September 30, 2012 and the comparable period ending September 30, 2011, should be read in conjunction with the accompanying financial statements and related notes thereto, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 7, 2012.

General Overview

Surge Global Energy, Inc. is a Delaware corporation traded on the OTCQB Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211.

Our telephone number is (760) 610-6758 and our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com and we have an email contact address at Surgeglobalshare@aol.com. The contents of this website are not made a part of this report.

We are, and have historically been, an oil and gas exploration and development company. However, because of our lack of working capital, our primary objective was to seek to monetize our investment in Andora Energy Corporation at a reasonably acceptable price, and then to invest the proceeds into one or more attractive business opportunities, without being specifically confined to oil and gas exploration.

Since we were not been able to sell all or part of our Andora shares, we entered into an agreement on October 16, 2012 with new purchasers in consideration of $350,000 and agreement for the investment of an additional $100,000 and other consideration in return for granting control of the Company to the new purchasers. See subsequent events footnote to Financial statements, Note 11, for additional details.

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

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets. In the nine months ending September 30, 2012 and in the comparable period in fiscal 2011, we were not able to find suitable new oil and gas projects which could be completely financed based on their net discounted present values using a discount rate of 10% per year (net PV10).

Oil and Gas Drilling Activities

There were no new oil and gas drilling activities in the quarter ended September 30, 2012 or in the comparable period in fiscal 2011.

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

During the quarter ended September 30, 2012, the Company had opportunities to invest in new oil and gas properties however the Company was unable to obtain sufficient additional financing to invest in new projects.

Based on a review of the value of our Andora shares we reduced the carrying value of those shares from $0.90 per share to $0.60 per share based on the rights offering offered by Andora which was basically only subscribed to by Pan Orient energy, Andora’s parent company. This reduction in price caused a temporary writedown of our Andora investment by $959,450 during the three months ending September 30, 2012.

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

In 2010 and 2011 we transferred a total of 33,333 Andora shares to our then current Chief Executive Officer in lieu of $20,000 in salary. After the foregoing transactions, we currently own approximately 5.1% of Andora on a fully diluted basis. For a more detailed description of this series of transactions, see Note 2 to our Consolidated Financial Statements, “Investment in Andora Energy Corporation.”

As of September 30, 2012, we owned a total of 3,198,166 shares in Andora valued at $1,918,900 for financial statement purposes ($0.90 per share) after taking a temporary write down of $381,402 in fiscal 2011 due to temporary market conditions and $959,450 during the three months ending September 30, 2012.

See Subsequent Events Note 11 to the Financial Statements for additional details regarding our Andora shares.

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

As of September 30, 2012 the Company retained the 107,843 warrants at a zero value on our books but it is unlikely that these warrants will be exercised and will probably expire worthless.

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

In October, 2012, the Company sold a total of 140,000,000 common shares to accredited investors for $350,000.

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

In October, 2012, the Company issued 140,000,000 common shares to accredited investors for $350,000.

See subsequent events footnote, Note 11 for additional details.

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

Impairment of Long-Lived Assets

We have adopted U.S. GAAP Accounting Standards for Property, Plant and Equipment (ASC 360). ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted under counted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and the ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the nine months ended September 30, 2012 and 2011 of $28,740 and $64,968 respectively included compensation expense for share-based payment awards granted prior to September 30, 2012, but which vested in the quarters ending September 30, 2012 and 2011 respectively.

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

Results of Operations

For The Three Month Period Ending September 30, 2012 and September 30, 2011

The Company had no operating revenues in the three months ended September 30, 2012 or 2011.

For the three months ended September 30, 2012, the Company incurred a net loss of $80,200 versus a loss of $224,000 for the comparable period in 2011, an increase of $143,800 (64%) from the prior period. The principal reasons for this decreased loss are set forth below:

Total operating expenses for the three months ended September 30, 2012 were $60,100 versus $57,700 in the comparable three months ended September 30, 2011,an increase of $2,400 from the prior period. The increase in operating expenses was attributable primarily an increase in legal fees of $17,000, less decreases of $5,600 for audit and accounting fees, and decreases of all other expenses of $9,000.

Stock-based compensation expense recognized during the quarters ended September 30, 2012 and 2011 was $7,081 and $16,328 respectively, a decrease of $9,247.

Net interest expenses for the three months ended September 30, 2012 was $20,000 versus $100 for the three months ended September 30, 2011.

For The Nine Month Period Ending September 30, 2012 and September 30, 2011

The Company had no operating revenues in the nine months ended September 30, 2012 or 2011.

For the nine months ended September 30, 2012, the Company incurred a net loss of $224,000 versus a loss of $431,000 for the comparable period in 2011, a decrease of $207,000 (48%) from the prior period. The principal reasons for this decreased loss are set forth below:

Total operating expenses for the nine months ended September 30, 2012 were $202,800 versus $328,600 in the comparable nine months ended September 30, 2011, a decrease of $125,800 (38%) from the comparable prior period. This decrease of $125,900 was attributable primarily to a decrease in the impairment of oil and gas properties of $75,000 recorded in 2011 with no comparable charge in 2012, decreases in officer’s salary and other compensation of $16,500, decreases in depreciation of $1,400, decreases of $5,200 for audit and accounting fees, increases in legal fees of $13,500,decreases of stock compensation costs of $36,200 and a loss on sale of securities of $102,400 was recorded in the nine months ending September 30, 2011 with no comparable charge in 2012.

Stock-based compensation expense recognized during the nine months ended September 30, 2012 and 2011 was $28,740 and $64,968 respectively, a decrease of $36,228.

Net interest expenses for the nine months ended September 30, 2012 was $21,100 versus net interest income of $100 for the nine months ended September 30, 2011.

During the nine months ending September 30, 2012 the Company recorded an unrealized loss on available for sale securities of $959,450 with no comparable charge in the nine months ending September 30, 2012.

The comprehensive loss for the nine months ending September 30, 2012 was $1,183,460 compared with a comprehensive loss of $1,309, 404 for the comparable period in 2011.

Future Operating Trends

Our future operations depend on available cash resources, additional financing, the sale of additional common stock. We can provide no assurances that any additional financing will be satisfactory to us, if at all.

Liquidity and Capital Resources

Current Position

As of September 30, 2012 our current assets consisted of unrestricted cash and cash equivalents on hand of $9,800 and prepaid expenses of $11,000 totaling $20,900 versus current liabilities of $451,900, thereby creating a working capital deficit of $431,000. Our total net current asset deficit at September 30, 2012 of $431,000 compared with a working capital deficit of $241,900 as of December 31, 2011, an increased working capital deficit of $189,100.

For the three months ended September 30, 2012 our net working capital increase by $74,000.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations before taxes of $224,010 and $430,982 for the nine months ended September 30, 2012 and 2011, respectively. The Company’s cash position as of September 30, 2012 was $9,788 compared with $14,659 at December 31, 2011, a decrease of $4,871. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $431,021 as of September 30, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011.

During the quarter ended September 30, 2012 the Company commenced negotiations with non-related third parties and their independent Oil Company which resulted in a change of control and an investment in the Company for an equity position as of October 18, 2012 . Management believes it should now have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

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

Our Principal executive officer and Principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of September 30, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by our management was that (1) we have not properly segregated duties as our Principal financial officer can initiate, authorize, and complete all transactions, and (2) we have not implemented measures that would prevent the principal financial officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the Principal financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies our financial reports.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal financial officer that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December 2009. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of September 30, 2012. Surge Energy Resources, Inc. has no material assets or operations.

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

During the nine months ended September 30, 2012, there were no material changes to the information in our 2011 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended September 30, 2012, there were no sales of securities by the Company.

		Number of Shares	Consideration Received,		Exemption from
Date of Sale	Title of Security	Sold	Commissions	Purchasers	Registration Claimed
NONE

During the three months ended September 30, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Principal Executive Officer, pursuant to 18 USC Section 1350.*
32.2	Certification by Principal Financial Officer, pursuant to 18 USC Section 1350.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T:**
(i) Consolidated Balance Sheets at September 30, 2012(unaudited) and December 31, 2011.
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending September 30, 2012 and 2011
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending September 30, 2012 and September 30, 2011, and inception of development stage to September 30, 2012, and
(iv) the notes to unaudited financial statements.*

**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2012	By:	/s/ Clark Morton II
Clark Morton II
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

