Form 10-K
period 2012-12-31
Surge Global Energy, Inc.
filed 2013-04-09
CIK 1053648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269

SURGE GLOBAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	34-1454529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75-153 Merle Drive Suite B, Palm Desert CA	92211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including are code: (760) 610-6758

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated file	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s approximately 1,190,000 shares of common stock (held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.60) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $714, 000.

The number of shares outstanding of the registrant’s common stock at March 31,2013 was 12,019,673.

All figures shown above are shown after the 1 for 20 reverse stock split which occurred on February 22, 2013.

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

General Overview

Surge Global Energy, Inc. (“Surge”) is a Delaware corporation traded on the OTCQB Markets and on the OTCBB Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Our telephone number is (760) 610-6758 and our fax number is (760) 766-2990. We maintain a website at www.SurgeGlobalEnergy.com. The contents of this website are not made a part of this filing.

We are an oil and gas exploration and development company. The Company has had preliminary negotiations to acquire interests in privately held independent oil and gas exploration companies in the Permian Basin in Pecos County, Texas (West Texas), an area of known oil reserves and producing wells, and a percentage ownership in working interests in producing oil and gas wells in East Texas. It is the Company’s present intent to only acquire interests in existing production sites or historical production sites. We intend to actively participate in drilling for oil and gas for our own account and to participate with others in drilling opportunities. We will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than us or our co-interest holders. In the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. In the current oil and gas lease environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by us or that we can sell prospects or obtain financing for, or participate with others to join in the development of, prospects. The Company currently is engaged in negotiations concerning the feasibility, outline and development of a production partnership for the purposes of developing oil & gas assets in West Texas with the Amazing Energy Group.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public offering in May 1998. On December 31, 2003, our pipe and tobacco inventory was liquidated and the tangible and intangible assets related to that business were sold. On October 13, 2004, our name was changed from The Havana Group, Inc. to Surge Global Energy, Inc.

In December 2004, we completed the restructuring of our balance sheet and the cancellation of outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

From 2005 through 2012, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development. Because our operations from 2005 forward have not generated any revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous. Our management has also undergone a number of changes during this period.

In October 2012, the Company sold 7,000,000 post reverse split shares to William E. Fitzgerald and Clark Morton which will ultimately give them approximately 85.00% of the total outstanding shares of the Company upon the issuance of 3,216,722 additional post reverse shares which have been subscribed for and paid.

In February 2013, the Company completed a 1 for 20 reverse stock split reducing the outstanding shares from 176,057,387 to 8,802,958 common shares, adjusted for the rounding of fractional common shares. Including the additional shares due Mr. Fitzgerald and Mr. Morton, the total outstanding shares are 12,019,673.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

In February 2013, the Company completed the reverse 1 for 20 shares of its common stock and increased our authorized number of common stock to 400,000,000.

Oil and Gas Drilling Activities

There were no oil and gas drilling activities in fiscal 2012 or 2011.

For historical purposes, below is a recap of activities in prior years:

In June 2008, we began the process of acquiring via lease oil and gas properties for drilling and development. Three properties were leased in 2008 and one in 2009. The two of the three properties acquired in 2008 were written off due to insufficient reserves. The first was drilled in November 2008 in Crane County, Texas and was plugged and abandoned and fully impaired in 2008. The second well (Qualmay #1) commenced drilling in November 2008 in Park County, Wyoming. This well was completed with natural gas and oil results, but after two fracture procedures the well was deemed commercially unsuccessful and was shut in. The Qualmay #1 was fully impaired for financial statement purposes in 2009 due to the lack of commercial reserves. The Company was successful in selling our 35% working interest\this property in December 2010 and recovered approximately $39,000 of costs expensed previously. The third lease, on 2,500 acres in Pine Valley, Nevada was acquired in July 2008 and was the lease expired and written off in 2010. The cost of drilling this Nevada well to explore this property was greater than the Company’s financial ability to complete it and we were unable to find partners or sell the property prior to the lease exploration period.

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

In 2010, the Company entered into a written settlement agreement with Mandalay for the recovery of $354,000 plus legal fees, none of which has been received pending the outcome of the above mentioned litigation. To minimize our exposure in this property, the Company also entered into a written agreement with CAVU Resources, Inc. in September 2010 which provide for the return to us $130,000 of this investment, plus interest, which amount was expected to be paid in June 2011. When received, this payment will in turn offset a similar amount of the settlement owed to us by Mandalay.

The Company took an impairment of $1,340,852 in the years ended December 31, 2012 and $75,000 in 2011 to reflect our revised estimate of the net realizable value which will be ultimately recoverable from oil and gas properties of our Andora shares and other oil and gas properties.

During 2012, the Company had several opportunities to invest in new oil and gas properties. However, the Company was unable to obtain additional financing to invest in any new projects. The Company’s ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all. See “Risk Factors.”

Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil, Ltd. (“NAOL”). In November 2005, that subsidiary renamed Signet Energy, Inc. (“Signet”) was reorganized. Surge issued 5.1 million of common stock in its Canadian subsidiary to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well and NAOL and Surge.

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

In 2009, as a result of the dismissal of lawsuits and settlement agreements, we received 252,361 Andora shares from a settlement with our former Chief Executive Officer. We also paid out 75,000 shares in settlement with a former director.

In another settlement with Andora dated February 2, 2010, 375,000 Andora shares were paid to Andora in full payment of all outstanding claims of approximately $560,000 owed Andora for legal fees in conjunction with a lawsuit.

In 2010 and 2011, we transferred a total of 33,333 Andora shares to our former Chief Executive Officer in lieu of $20,000 in salary.

In October 2012, the Company agreed to issue a total of 308,780 Andora shares in settlement of amounts owed to its current Chief Financial Officer (and formerly its Chief Executive Officer) and another creditor.

In October 2012, the Company agreed it would take steps to contribute as promptly as possible approximately 2,886,000 shares of common stock of Andora held by it to its wholly-owned subsidiary, Cold Flow Energy ULC, an Alberta corporation (“Cold Flow”), or a newly-formed wholly-owned subsidiary, Surge Holding Co., a Delaware corporation (either or both, the “Holding Company”). The Buyers and the Company have agreed that the Holding Company and the Andora Shares will not be disposed of by the Company for any purpose until the later of (i) April 30, 2014 or (ii) 180 days after the subsequent closing date (the “Distribution Date”). This restriction on the time period for the disposition of the Andora Shares or of the Holding Company may be waived in the event that the value of the total non-cash assets of the Company exceeds the value of the Andora Shares. Three of the Company’s current directors, Charles V. Sage, Edwin J. Korhonen and E. Jamie Schloss, were appointed directors of the Holding Company and Messrs. Sage and Schloss were appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date.

On the Distribution Date, the Company will distribute the shares of the Holding Company (or the Andora Shares) or a liquidating dividend to the shareholders of the Company other than the Buyers and their affiliates and transferees and any other holders of the Common Stock issued subsequent to the closing dates (including any purchaser of Common Stock of the Company in any private placement subsequent to the closing dates but excluding holders who have obtained shares in the public markets); provided, however, that such a dividend can be paid pursuant to applicable corporate laws and in compliance with all securities laws. The mechanism for such distribution shall be agreed upon between the Company and the majority of the directors of the Holding Company.

Andora is a privately owned oil and gas company which is 71.80% owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange.

As of December 31, 2012, we owned a total of 2,889,386 shares in Andora valued at $1,733,632 for financial statement purposes ($0.60 per share) after taking write downs of $1,340,852 in fiscal 2012 due to market conditions.

Other

In 2010, the Company sold the remaining 50,000 Good Energy shares for $122,500.

In 2010, the Company issued a total of 2,200,000 pre reverse split common shares for net total proceeds of $218,000.

In December 2010, the Company sold its interest in the Qualmay #12-42 well in Wyoming for $10,000.00 in cash due in March, 2011, plus forgiveness of lease operating expenses on the well totaling $19,405, and release of any plugging liability (estimated previously at $10,500), for a total recovery of $39,405.

During 2011, the Company sold a total of 2,250,000 common shares for $67,500.

In September 2011, the Company issued a Convertible Note to Asher Enterprises for $45,000 and repaid the Note in full in February, 2012. See Notes to Consolidated Financial Statements for complete details.

In January 2012, the Company issued 170,000 pre reverse split common shares at $0.03 per common share.

In October 2012, the Company issued a total of 7,000,000 post reverse split common shares for total proceeds of $350,000.

In November 2012, the Company received $100,000 in cash for the purchase an additional 3,216,715 post reverse split common shares, which shares were subscribed for but were unissued at December 31, 2012 pending an increase in authorized shares and the completion of the proposed reverse 1 for 20 stock split which occurred on February 22, 2013.

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

Government and Environmental Regulation

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the United States relating to environmental, health and safety matters; laws affecting petroleum, chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. Foreign and domestic development, production and sale of oil are extensively regulated in Canada at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada and multiple state statutes and regulations where we intend to conduct operations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in our operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of laws in the United States and Canada.

Number of Total Employees and Number of Full-time Employees

At December 31, 2012, the Company had four (4) full time employees. From our inception through the period ended December 31, 2012, we have relied on the services of outside consultants for services in addition to from one (1) to four (4) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

ITEM 1A.	RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the Securities and Exchange Commission, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

RISKS RELATED TO OUR COMPANY

Risk Factors

Loss of Investment Company Act Exclusion Would Adversely Affect Our Business

Surge currently relies on section 3(c)(9) of the Investment Company Act of 1940 (“1940 Act”) to avoid federal registration and regulation as an investment company. Section 3(c)(9) excludes from the 1940 Act’s definition on investment company “[a]ny person substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts related to such mineral royalties or leases, or fractional interests therein relative to such royalties, leases, or fractional interests.”

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

We have a history of net losses and expect that our operating expenses will continue the need to raise additional financing as we have no revenues. Our business model contemplates expansion of our business by identifying and purchasing or leasing additional oil and gas properties, subject to availability of sufficient cash resources. To make these purchases or leases, our capital needs will increase substantially. In 2012, we had opportunities to make investments in oil and gas properties but we did not have sufficient resources to complete any transactions. We have limited working capital and cash resources to fund our oil and gas exploration operations. We may need to become involved in litigation to preserve our rights, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on then existing funding commitments to third parties and forfeit or dilute our rights in any then existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis.

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

We are an exploration stage company with a history of losses and operating accumulated deficit of $41,017,696.

In January 2005, as a result of the disposal of our tobacco wholesale business in December 2004, and the restructuring of our management and ownership, we began implementing plans to establish an oil and gas exploration business. As a result, we are an exploration stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we then commenced to implement our business plan. Since our inception and the inception of our exploration stage on January 1, 2005, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations.

During the year ended December 31, 2012, we reported a net operating loss of $1,708,820. We cannot give any assurances that we can achieve profits from operations. For the period from inception of exploration stage through December 31, 2012, the Company has accumulated losses from development stage operations of $41,017,696.

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

We do not operate any of our properties or the entities in which we hold interests and we therefore have no influence over the testing, drilling and production operations of our properties. Our lack of control means:

●	if an operator refuses to initiate a project, we might be unable to pursue the project;
●	the operator might initiate exploration or development on a faster or slower pace than we prefer; and
●	the operator might obtain additional financing which may further dilute our interest in the property as well as trigger additional asset impairment.

Any of these events could materially reduce the value of our properties as currently stated in our financial statements.

Information in this report regarding our future exploration and development projects reflects our current intent and is subject to change.

We do not currently have any new exploration and development projects. Whether we ultimately undertake additional exploration or development projects will depend on the following factors:

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

We will continue to gather data about projects and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. You should understand that our plans regarding our projects might change. Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil or gas to an amount that is less than the cost of recovery of such oil or gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

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

Our compliance with the Sarbanes-Oxley Act and other Securities and Exchange Commission rules concerning internal controls are time consuming, difficult and costly for us.

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

Our business operations are presently managed by two key employees, Clark Morton, who serves as our Chief Executive Officer and E. Jamie Schloss, who serves as our Chief Financial Officer. The loss of the services of either of these employees could seriously impair our business operations. Mr. Schloss’ employment contract expired on October 19, 2012 and he continues as an employee on a month to month basis. Mr. Morton is also an employee on a month to month basis. We do not have key man life insurance on our Chief Executive Officer or Chief Financial Officer, or any of our executives, directors or employees. We can provide no assurances that Mr. Morton’s or Mr. Schloss’ employment will be extended on terms satisfactory to us, if at all, or that qualified replacements can be hired by the Company on reasonable terms.

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

Our oil and gas operations are subject to the economic risks typically associated with exploration, development production activities and locating suitable purchasers of our properties, including the necessity of significant expenditures to locate, acquire and drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

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

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, acts of terrorists, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the United States. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially own a significant percentage of our Company. See “Item 12.” These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Our stock price may declare at such time as we make a  distribution of the Andora common stock.

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

Our common stock is traded on the OTCQB Bulletin Board and the Pink Sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTCXB Bulletin Board, we could be subject enforcement action by the Securities and Exchange Commission or we could incur liability to our shareholders.

Companies trading on the OTCQB Bulletin Board, such as us, must be reporting issuers under the Securities Exchange Act of 1934, as amended, and must be current in their reports in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Failure to remain current in our reporting obligations might also subject us to enforcement action by the Securities and Exchange Commission or private rights of action by our shareholders.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

Our principal executive offices are presently located at 75-153 Merle Drive, Suite B, Palm Desert, California 92211. This space was sub-leased on May 1, 2011 at a current rental of $225.00 per month on a month to month basis. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We commenced oil and gas exploration activities in February 2005. However, (1) we did not engage in any production activities during the fiscal years ended December 31, 2012 and 2011, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by ASC 932 (formerly Statement of Financial Accounting Standards No. 69, (2) we did not engage in any drilling activities during the fiscal years ended December 31, 2012 and 2011 applicable to ASC 932. We did commence drilling activities in 2008 but none of the properties were proved as of December 31, 2012 and have been substantially written off.

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

2009 Default Judgment solely against Subsidiary

On September 30, 2009, the Company’s wholly owned Nevada subsidiary, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc., in Midland Texas (Case #CC15386) for nonpayment of $60,125. The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resource, Inc. is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $56,239 deficiency was paid. The entire amount of this claim was accrued by Surge Energy Resources, Inc. as of December 31, 2009. The action against Surge Energy Resource, Inc. was for breach of contract, plus attorneys’ fees. Surge Energy Resources, Inc. had no material assets or operations. A default judgment was entered into against only Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. Surge Energy Resources, Inc. had no assets at December 31, 2012.

Other than the foregoing, there are no other legal proceedings pending against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

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

Please note that all common stock figures below have been adjusted for the 1 for 20 reverse stock split which occurred on February 22, 2013.

Quarter Ended	High	Low
December 31, 2012	$0.40	$0.10
September 30, 2012	$0.60	$0.36
June 30,2012	$0.72	$0.16
March 31, 2012	$0.40	$0.10
December 31, 2011	$0.80	$0.40
September 30, 2011	$0.80	$0.40
June 30, 2011	$2.80	$0.60
March 31, 2011	$2.00	$0.62

American Stock Transfer Co.& Trust Company (6201 15th Avenue, New York, NY 11219) is the transfer agent for our common shares. As of March 15, 2013, we had 12,019,673 shares of common stock outstanding (adjusted for the reverse 1 for 20 stock split which occurred on February 22, 2013) and approximately 1,100 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Sale of Unregistered Securities

During the years ended December 31, 2012 and 2011 there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

January and March, 2011	Common Stock and Warrants (1)	112,500 shares and 112,500 warrants	$67,500 received from three Investors; no commissions were paid.	Accredited Investors	Rule 506; Section 4(2)

September, 2011	Convertible Promissory Note (2)	$45,000 Principal Amount	$45,000 gross proceeds from one investor; no commissions paid.	Accredited Investor	Section 4(2)

January, 2012	Common Stock and warrants (3)	8,500 common shares and 8,500 warrants	$5,000 received from one investor	Accredited Investor	Rule 506; Section 4(2)

June, 2012	Convertible Promissory Note (4)	$60,000 Principal Amount	$60,000 gross proceeds from one investor; no commissions were paid	Accredited Investor	Section 4(2)

October, 2012	Common stock	7,000,000 common shares	$350,000 received from two investors	Accredited Investors	Rule 506; Section 4(2)

Note: All of the above figures shown are after the reverse stock split which occurred on February 22, 2013.

(1)	The Company sold and issued in a private placement Units at a cost of $30,000 per Unit. Each full Unit consisted of 50,000 shares of Common Stock at $0.60 per share and Warrants to purchase 50,000 shares, exercisable over a period of one year at a price of $1.00 per share.

(2)	On August 17, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $45,000 (the “Note”) which agreement was effective upon funding. The financing closed on September 23, 2011. The Note was retired by the Company in February 2012, together with a premium payment $18,000. The Note bore interest at the rate of 8% per annum. All interest and principal had to be repaid on or before June 21, 2012. Any unpaid portions of the Note would have been convertible commencing on or after March 23, 2012 into common stock, at Asher’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

(3)	On January 5, 2012, the Company sold 170,000 pre reverse split common shares (8,500 post reverse split common shares) plus warrants for $5,100.

(4)	On June 1, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $45,000 (the “Note”) which agreement was effective upon funding. The financing closed on June 5, 2012. The Note was retired by the Company in October 2012, together with a premium payment $18,000. The Note bore interest at the rate of 8% per annum. All interest and principal had to be repaid on or before June 21, 2012. Any unpaid portions of the Note would have been convertible commencing on or after December 5 2012 into common stock, at Asher’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

(5)	On October 22, 2013, the Company sold 140,000,000 pre reverse split common shares (7,000,000 post reverse split shares) for a total of $350,000.

Repurchase of Securities

During fiscal 2011, the Company did not repurchase any of its securities.

In 2012, the Company repurchased two convertible notes due to Asher Enterprises, Inc. for $45,000 and $65,000. Each note also required a prepayment penalty of $18,000.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2012 and December 31, 2011, should be read in conjunction with the audited annual financial statements and the notes thereto. The Company began implementing plans to establish an oil and gas development business in 2005, which plans have not been successful to date. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”), although we have interests in Canadian companies.

Overview

For the year ended December 31, 2012, we had a net loss from operations of $1,708,800 versus a net loss from operations of $535,800 in 2011, an increase in operating losses of $1,173,000. The net loss from operations in 2012 included an impairment of oil and gas properties of $1,340,900 versus an impairment of $75,000 in 2011 which accounted for an increased loss of $1,265,900. Our total comprehensive loss for the year ended December 31, 2012 was $1,327,000 versus a comprehensive loss of $917,000 in 2010, an increase of $410,000. This increase was composed primarily of the net increase in oil and gas impairment of $1,265,900 from 2011 to 2012 and a decrease in operating losses of $61,100. Included in the 2011 comprehensive loss was an unrealized loss of our Andora investment in the amount of $381,400 to reflect market conditions, which loss was reversed in 2012. The Company continues to seek additional capital and to utilize its assets to fund its operations, but there can be no assurance that we will be able to raise additional working capital or complete other financings in the future. These losses are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”

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

Results of Operations

For the year ended December 31, 2012, we had a net loss from operations of $1,708,800 versus a net loss in 2011 of $535,800, an increased loss of $1,173,000. The net loss per share was $0.532 in 2012 on a post- reverse split basis versus a loss of $0.30 per share in 2011.

The Company had no operating revenues in the years ended December 31, 2012 and 2011. We had a non-cash loss of $51 from the loss on sale of investments in 2012, compared with a loss of $100,925 in 2011. We also had an impairment of oil and gas and related investments of $1,340,800 in 2012 versus an impairment of oil and gas properties of $75,000 in 2011, an increase of $1,265,800.

Selling general and administrative expenses for the year ended December 31, 2012 were $345,000 compared to $ 353,200 in 2011, a decrease of $7,800. Included within this $7,800 decrease is a decrease of$5,100 in audit expenses, an increase of $35,600 in legal fees, an increase of $11,100 of insurance expense, an increase in officer salaries of $51,100, a decrease of $12,400 in consulting fees, and a decrease in non-cash compensation of $67,300. Depreciation and amortization decreased to $1,016 in 2012 from $2,911 in 2011.

Net financing cash flow in 2012 was $410,100 versus cash inflows of $112,500 in 2011, an increase of $297,600 in cash flow from financing activities.

Net interest expense in 2012 was $21,500 versus interest expense of $3,900 in 201, an increase of $17,600.

Officer Employment Agreement, officer loans and accrued officer salary:

During the year ended December 31, 2011, the Company’s former Chief Executive and current Chief Financial Officer, E. Jamie Schloss, advanced the Company a net total of $78,000 at 8% interest. Including interest, the unpaid balance at December 31, 2011 was $81,181. Also during 2011 the Company accrued unpaid salary and out-of pocket expenses totaling $85,819. In total, at December 31, 2011 the Company owed Mr. Schloss $167,000.

During the year ending December 31, 2012, the loan balance increased from $167,000 owed at December 31, 2011 to $182,931, which balance was paid in $85,668 in cash and the balance of $97,263 paid for by 243,155 shares of Andora common stock.

Mr. Schloss, the Company’s current Chief Financial Officer, Clark Morton, Chief Executive Officer, William E. Fitzgerald, current President, and its Senior Vice president, Conrad Negron, were hired on a month-to-month basis at a salary of $5,000 each commencing October 1, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $90,541 versus cash of $14,659 at December 31, 2011, an increase of $75,882.  This increase was comprised from net cash flow provided in financing activities of $410,100 less cash flow used in operating activities of $334,218. See cash flow statement for complete details.

Our net working capital position at December 31, 2012 was a net working capital surplus of $60,289 versus a working capital deficit of $241,867 at December 31, 2011, an improvement of $181,578. Current assets declined by $71,124 caused primarily by collection of $140,000 production payment receivable, an increase in cash of $75,882, and a decrease in prepaid expenses of $7,006. Current liabilities decreased by $373,280, caused primarily by a decrease in accounts payable and accrued liabilities of $144,554, a decrease in loans payable to officer of $167,000 and a decrease in notes payable to Asher Enterprises of $61,726.

The net cash flow deficit from operating activities in 2012 was $334,218 versus cash used in operating activities of $96,770 in 2011, an increased deficit from operating activities of $237,448. The increased deficit consisted primarily of a net loss of $1,708,820 in 2012 versus a net loss of $435,806 in 2012. Non-cash items included in the 2012 loss were an impairment of securities of $1,340,852, employee non-cash compensation paid in Andora shares of $185,268 and $28,740 in share based compensation in 2012 compared with non-cash compensation of $95,990 in 2011.

The net cash flow provided in financing activities of $410,100 in 2012 consists of the Company receiving proceeds from the sale of common stock of $355,100, $100,000 of common stock subscribed, less $45,000 in net convertible notes repayments, as compared with cash provided in financing activities of $112,500 in 2011, an increase in cash provided for from financing activities of $297,600.

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

Acquisition or Disposition of Plant and Equipment

None.

Number of Employees

From our inception through the period ended December 31, 2012, we have primarily relied on the services of outside consultants for services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of December 31, 2012, we had four (4) full-time employees and we anticipate no increase in our administrative employment base during the next 12 months at the present time.

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

Events relating to recoverability of Long-lived assets may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of Long-Lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s,” which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” This standard will significantly change the accounting for business combinations both during the period of the acquisition and in subsequent periods. This statement is effective as of the first fiscal year that begins after December 15, 2008.

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets at December 31, 2012 and December 31, 2011	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012 and December 31, 2011, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2012	F-6

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from January 1, 2005 (inception of exploration stage) through December 31, 2012	F-7 - F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2012	F-10 - F-11

Notes to Consolidated Financial Statements	F-12 - F-23

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Surge Global Energy, Inc.

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (an exploration stage company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for the year then ended and the period from inception of exploration stage (January 1, 2005) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on February 24, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surge Global Energy, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from Inception of the Exploration stage (January 1, 2005) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surge Global Energy, Inc.

(An Exploration Stage Company)

Palm Desert, California 92211

I have audited the accompanying consolidated balance sheets of Surge Global Energy, Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2011.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, and for the period January 1, 2005 (inception of exploration stage) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor FL

February 24, 2012

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$90,541	$14,659
Production payments receivable	-	140,000
Prepaid expenses	8,991	15,997
Total current assets	99,532	170,656

Property and equipment, net of accumulated depreciation of $36,045 and $35,329, respectively	-	1,016
Investment in Andora Energy	1,733,632	2,878,350

Total assets	$1,833,164	$3,050,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,243	$183,797
Loans and payables, related party	-	167,000
Convertible Note payable	-	61,726
Total current liabilities	39,243	412,523

Total liabilities	39,243	412,523

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share;10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred –none issued and outstanding	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 8,802,958 and 1,794,458 shares issued and outstanding, respectively	8,803	1,794
Common Stock Subscribed	100,000	-
Additional paid-in capital	55,040,326	54,663,495
Accumulated other comprehensive income	-	(381,402)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(41,017,696)	(39,308,876)
Total stockholders’ equity	1,793,921	2,637,499

Total liabilities and stockholders’ equity	$1,833,164	$3,050,022

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through
	2012	2011	December 31, 2012
Operating expenses:
Selling, general and administrative expenses	$345,407	$353,023	$24,416,918
Accretion, depreciation and amortization	1,016	2,911	479,330
Oil and gas property impairment	1,340,852	75,000	11,425,969
Total operating expenses	1,687,275	430,934	36,322,217

Loss from operations	(1,687,275)	(430,934)	(36,322,217)
Equity in losses from affiliates	-		(2,099,663)
Loss on redemption of preferred shares			(105,376)
Gain (loss) on sale of marketable securities	(51)	(100,924)	1,067,814
Impairment of marketable securities	-		(3,707,513)
Warrants issued from Peace Oil acquisition	-		(368,000)
Revaluation loss net of warrant liability	-		(431,261)
Interest income (expense)	(21,494)	(3,948)	(4,255,681)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105
Loss from continuing operations, before income taxes and minority interest	(1,708,820)	(535,806)	(44,696,792)
Benefit (provision) for income taxes	-	-	-
Income (loss) before non-controlling interest	(1,708,820)	(535,806)	(44,696,792)
Income (loss) applicable to non-controlling interest	-		3,679,096
Net income (loss)	(1,708,820)	(535,806)	(41,017,696)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	381,402	(381,402)	-
Foreign currency translation adjustment	-		-
Comprehensive income (loss)	$(1,327,418)	$(917,208)	$(41,017,696)

Income (loss) per common share - basic and diluted	$(0.53)	$(0.30)

Weighted average shares outstanding - basic and diluted	3,217,914	1,777,863

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit	Total
Balance at December 31, 2005	-	$-	26,277,097	$26,277	$28,328,758	$(3,981,947)	$(185,414)	$(8,731,209)	$(12,337,511)	$3,118,954

Reversal of unamortized deferred compensation upon adoption of SFAS 123R	-	-	-	-	(3,981,947)	3,981,947	-	-	-	-
Issuance of common stock in April 2006 in exchange for cash, net of costs and fees at $1.50 per share	-	-	1,200,000	1,200	1,798,800	-	-	-	-	1,800,000
Shares returned and cancelled in June 2006 related to the acquisition of Phillips & King International Inc. during August 2000	-	-	(450,000)	(450)	450	-	-	-	-	-
Issuance of common stock in June 2006 in exchange for convertible notes in subsidiary	-	-	160,000	160	178,456	-	-	-	-	178,616
Issuance of common stock in July 2006 in exchange for stock options exercised at $0.25 per share	-	-	400,000	400	99,600	-	-	-	-	100,000
Issuance of common stock in November 2006 in exchange for cash, net of costs and fees at $0.45 per share	-	-	3,000,000	3,000	1,347,000	-	-	-	-	1,350,000
Conversion of warrant liability upon registration of warrants in May 2006	-	-	-	-	3,787,861	-	-	-	-	3,787,861
Valuation of warrant liabilities in connection with private placement	-	-	-	-	(3,420,900)	-	-	-	-	(3,420,900)
Gain on investment	-	-	-	-	4,147,556	-	-	-	-	4,147,556
Conversion to equity method	-	-	-	-	3,133,622	-	-	-	-	3,133,622
Employee stock option expense	-	-	-	-	4,138,639	-	-	-	-	4,138,639
Other stock options awards granted pursuant to employment agreement	-	-	-	-	640,491	-	-	-	-	640,491
Foreign currency translation adjustment	-	-	-	-		-	339,014	-	-	339,014
Net loss								(15,926,093)		(15,926,093)
Balance at December 31, 2006	-	$-	30,587,097	$30,587	$40,198,386	$-	$153,600	$(24,687,302)	$(12,337,511)	$3,387,760

Issuance of common stock in January 2007 in exchange for stock options exercised at $0.24 per share	-	-	383,333	383	91,483	-	-	-	-	91,866
Employee stock option expense	-	-	-	-	1,348,943	-	-	-	-	1,348,943
Reclass warrant liability to APIC per EITF 00-19-2	-	-	-	-	2,309,400	-	-	-	-	2,309,400
Gemini note conversion	-	-	(2,000,000)	(2,000)	(898,000)	-	-	-	-	(900,000)
Peace Oil acquisition warrants	-	-	-	-	368,000	-	-	-	-	368,000
Beneficial conversion feature in connection with issuance of convertible notes payable	-	-	-	-	1,076,575	-	-	-	-	1,076,575
Exchange of Redeemable Preferred Shares into common stock	-	-	7,499,907	7,500	4,468,824	-	-	-	-	4,476,324
Foreign currency translation adjustment	-	-	-	-	-	-	(1,068,738)	-	-	(1,068,738)
Net loss	-	-	-	-	-	-	-	(11,343,620)	-	(11,343,620)
Balance at December 31, 2007	-	-	36,470,337	$36,470	$48,963,611	$-	$(915,138)	$(36,000,922)	$(12,337,511)	$(253,492)

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated Deficit during Exploration	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Deficit	Total

Employee stock option expense	-	-	-	-	265,691	-	-	-	-	265,691
Stock compensation expense - Warrants	-	-	-	-	24,506	-	-	-	-	24,506
Retirement of stock on sale of Cynthia Holdings, Ltd	-	-	(1,000,000)	(1,000)	1,000	-	-	-	-	-
Options exercised	-	-	150,000	150	5,700	-	-	-	-	5,850
Purchase and cancellation of stock	-	-	(993,333)	(993)	(67,940)	-	-	-	-	(68,933)
Purchase and cancellation of stock from prior Cold Flow shareholders	-	-	(3,189,617)	(3,190)	4,774,054	-	-	-	-	4,770,864
Unrealized loss on available for sale securities	-	-	-	-	-	-	(980,270)	-	-	(980,270)
Foreign currency translation adjustment	-	-	-	-	-	-	899,499	-	-	899,499
Net income	-	-	-	-	-	-	-	607,835	-	607,835
Balance at December 31, 2008	-	$-	31,437,387	$31,437	$53,966,622	$-	$(995,909)	$(35,393,088)	$(12,337,512)	$5,271,550

Employee stock option expense	-	-	-		163,649	-	-	-	-	163,649
Stock compensation expense - Warrants	-	-	-	-	52,846	-	-	-	-	52,846
Unrealized gain on available for sale securities	-	-	-	-	-	-	980,270	-	-	980,270
Foreign currency translation adjustment	-	-	-	-	-	-	14,538	-	-	14,538
Net loss								(2,329,180)		(2,329,180)
Balance at December 31, 2009	-	$-	31,437,387	$31,437	$54,183,117	$-	$(1,101)	$(37,722,268)	$(12,377,512)	$4,153,673

Employee stock option expense	-	-	-		85,732	-	-	-	-	85,732
Issuance of common shares for various amounts			2,200,000	2,200	216,300					218,500
Foreign currency translation adjustment	-	-	-	-	-	-	1,101	-	-	1,101
Net loss								(1,050,802)		(1,050,802)
Balance at December 31, 2010	-	$-	33,637,387	$33,637	$54,485,149	$-	$-	$(38,773,070)	$(12,337,512)	$3,408,204)

See accompanying footnotes to consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2012

NOTE: The amounts of common shares shown hereafter have been restated for 2011 and 2012 for the reverse stock split which occurred on February 22, 2013.

	Common Stock	Common Stock amount	Additional Paid-In Capital	Common Stock subscribed	Foreign Currency & OCI Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Net Shareholders' Equity
Balance at December 31, 2010	33,637,387	$33,637	$54,485,149	$-	$-	$(38,773,070)	$(12,337,512)	$3,408,204

Adjustment for 1 for 20 reverse stock split which occurred on February 22, 2013	(31,955,429)	(31,955)	31,955	-	-	-	-	-

Revised Balance-December 31, 2010	1,681,958	$1,682	54,517,104	-	-	(38,773,070)	(12,337,512)	3,408,204
Issuance of common shares for various amounts	112,500	112	67,388					67,500
Employee stock option expense			79,003					79,003
Net Loss						(535,806)		(535,806)
Unrealized Loss					(381,402)			(381,402)

Balance at December 31, 2011	1,794,458	$1,794	$54,663,495	0	(381,402)	(39,308,876)	(12,337,512)	2,637,499

Issuance of common shares to investor	8,500	9	5,091					5,100
Issuance of common shares to related parties	7,000,000	7,000	343,000					350,000
Common stock subscribed				100,000				100,000
Employee stock option expense			28,740					28,740
Foreign Currency translation gain or (loss) and OCI adjustment					381,402			381,402
Net Loss						(1,708,820)		(1,708,820)

Balance at December 31, 2012	8,802,958	$8,803	$55,040,326	$100,000	$-	$(41,017,696)	$(12,337,512)	$1,793,921

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011	For the period from January 1, 2005 date of inception of exploration stage through December 31, 2012
Cash flows from operating activities:
Net loss	$(1,708,820)	$(535,806)	$(41,017,696)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	1,016	2,911	479,330
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	51	102,451	(1,066,277)
Loss from redeemed preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	1,340,852	75,000	11,425,969
Amortization of debt discount-beneficial conversion feature of debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	28,740	95,990	6,963,305
Non-cash compensation paid in Andora shares	185,268		209,243
Gain/loss on revaluing warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortize deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	140,000	10,000	7,616
Prepaid expense and other assets	7,006	(3,828)	(28,251)
Other assets	-	-	80,958
Accounts payable and accrued liabilities	(161,331)	156,512	626,298
Officer loans payable	(167,000)	-	-
Net cash received in operating activities	$(334,218)	$(96,770)	$(11,514,456)

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,		For the period from January 1, 2005 (inception exploration stage) through
	2012	2011	December 31, 2012
Cash flows from investing activities:
Purchases of property and equipment	-	(1,525)	(117,425)
Production payment advanced	-	-	-
Proceeds from sale of marketable securities	-	-	589,506
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,370,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,914,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	(1,525)	(6,299,001)
Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	355,100	67,500	4,698,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	(105,000)	-	(330,000)
Common stock subscribed	100,000		100,000
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	60,000	45,000	10,526,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	410,100	112,500	17,805,557
Effect of exchange rates on cash and cash equivalents	-	-	(61,494)

Net increase (decrease) in cash and cash equivalents	75,882	14,205	(69,394)

Cash and cash equivalents at the beginning of the period	14,659	454	159,935
Cash and cash equivalents at the end of the period	$90,541	$14,659	$90,541

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,			For the period from January 1, 2005 (inception exploration stage) through
	2012		2011	December 31, 2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest		$27,839	$5,480	$546,851
Cash paid during the period for income taxes	$		$-	$-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable		$-	$-	$1,710,000
Cancellation of common shares	$		$-	$1,000
Unrealized loss (gain) on available for sale securities		$(381,402)	$381,402	$-
Note payable issued for investment	$		$-	$225,000
Exchange of North Peace shares for common shares	$		$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture		$-	$-	$2,099,067
Andora shares issued on settlement of litigation		$-	$-	$645,780
Andora shares issued in lieu of cash compensation		$-	$6,987	$23,975

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, 1294697 Alberta Ltd., Surge Energy Resources, Inc., and Surge Holding Co., (collectively the “Company”). Neither 1294697 Alberta Ltd. or Cold Flow Energy has any ongoing business operations at this time.

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

For the period from January 1, 2005 (inception of exploration stage) through December 31, 2012, the Company has accumulated exploration stage losses of $41,017,696. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

DECEMBER 31, 2012 AND 2011

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2012 or 2011.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $90,541 in cash in an account maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. Most of our tax loss carry forwards will be cancelled as a result of a change of control which occurred in October, 2012.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $1,708,820 and $535,806 for the years ending December 31, 2012 and 2011, respectively. The Company’s cash position as of December 31, 2012 was $90,541 compared with $14,659 at December 31, 2011, an increase of $75,882. The Company’s current assets, on a consolidated basis, exceeded its current liabilities by $60,289 at December 31, 2012 compared with current liabilities in excess of current assets by $241,867 at December 31, 2011.

The Company concluded negotiations with two private investors on October 16, 2012 for $450,000 in equity financing, which amount was received in 2012, and additional financing will be supplied in the future. Management believes it should now have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $1,016 and $2,911 for the years ended December 31, 2012 and 2011, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the year ended December 31, 2012 and 2011 was $28,740 and $95,990, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2012 and 2011 included compensation expense for share-based payment awards granted prior to December 31, 2012 and 2011, respectively.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Subsequent Events

See Note 11 for further details on such subsequent events which occurred after December 31, 2012.

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

DECEMBER 31, 2012 AND 2011

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

In October, 2012 the Company agreed to issue a total of 308,780 Andora shares and $120,919 in cash to two creditors, one of which was its former Chief Executive Officer and current Chief Financial Officer, E. Jamie Schloss, who received 243,156 shares and $85,668 in cash, in settlement of $234,431 in claims.

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

At December 31, 2012 the Company owned 2,889,386 Andora shares valued at $1,733,632 (valued at $0.60 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

 SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS AND PAYABLES, RELATED PARTY

During the year ended December 31, 2011, the Company’s former Chief Executive and current Chief Financial officer, E. Jamie Schloss, advanced the Company a net total of $78,000 at 8% interest. Including interest the unpaid balance at December 31, 2011 was $81,181. Also during 2011 the Company accrued unpaid salary and out-of pocket expenses totaling $85,819. In total, at December 31, 2011 the Company owed Mr. Schloss $167,000.

In October, 2012 the balance owed to Mr. Schloss was $182,931 which increase was predominantly unpaid salary and expenses net of repayments. At that time the Company agreed to issue to Mr. Schloss 243,156 shares and $85,668 in cash in full settlement of $182,931 the balance owed.

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year ended,
	December 31, 2012	December 31, 2011
Net Taxable Loss	$(1,708,000)	$(535,000)
Income tax computed at combined U.S. and state rates (30%)	(510,000)	(140,000)
Permanent differences
Changes in valuation allowance	510,000	140,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,500,000	$4,440,000
Other tax attributes	1,930,000	1,480,000
Less valuation allowance	(6,430,000)	(5,920,000)
Total	$-	$-

At December 31, 2012, Surge had net operating loss carryforwards of approximately $15,000,000 for federal and approximately $12,000,000 at December 31, 2012 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $27,000 and $78,000 in the year ended December 31, 2012 and 2011 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforward will not be available as a result of the change of control, which occurred in October 2012.

 SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

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

In February, 2013 the Company completed a reverse 1 for 20 reverse common stock split and increased the authorized common shares to 400,000,000 from 200,000,000.

All figures shown hereafter reflect the reverse common stock split:

In 2011, the Company sold a total of 112,500 common shares for total proceeds of $67,500 at $0.60 per share on a past reverse split basis.

In January, 2012, the Company issued 8,500 shares of common shares and 8,500 warrants for total proceeds of $5,100. The warrants are exercisable for one year at a price of $1.00 per share.

In October, 2012 the Company issued 7,000,000 shares of common stock for total proceeds of $350,000 at $0.05 per share.

NOTE 6 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at December 31, 2012. All figures are after the reverse stock split which occurred on February 22, 2013.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	8,500	0.01	$1.00	8,500	$1.00
Totals or average	8,500	0.01	$1.00	8,500	$1.00

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	330,000	14.20
Granted	112,500	1.00
Exercised	-	-
Canceled or expired	(210,000)	(29.00)
Outstanding at December 31, 2011	232,500	$2.60
Granted	8,500	1.00
Exercised	-	-
Canceled or Expired	(232,500)	-
Outstanding at December 31, 2012	8,500	$1.00

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 6 - WARRANTS AND STOCK OPTIONS (continued)

For the year ended December 31, 2012 the Company issued 8,500 warrants (on a post reverse split basis) which were fully vested at December 31, 2012. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2012 or 2011 for these warrants. During the year ended December 31, 2012, a total of 232,500 warrants expired unexercised. The warrants had $0 intrinsic value at December 31, 2012.

The 8,500 warrants discussed above expired unexercised on January 8, 2013.

Stock options.

No stock options were exercised during the quarter ended December 31, 2012.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Fair value expense of $28,740 and $64,968 was recorded for the twelve months ending December 31, 2012 and 2011 respectively using the Black-Scholes method of option-pricing model for vested options.

In October, 2012 the Company agreed to reduce the price of the outstanding options to $0.40 per share as compensation for services rendered by its Board of Directors who have served the past four years and 9 months without any director fees.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at December 31, 2012. All figures below are after the 1 for 20 reverse stock split which occurred on February 22, 2013.

Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	267,500	2.75	0.40	267,500	0.40
	267,500	2.75	$0.40	267,500	$0.40

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	282,500	$1.40
Granted	50,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2011	332,500	$1.20
Granted	267,500	0.40
Cancelled or expired	(332,500)	(1.60)
Outstanding at December 31, 2012	267,500	$0.40

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

During the twelve months ending December 31, 2012, the loan, deferred salary and expenses balance was paid in full. See Note 4 for additional details.

NOTE 8 - LITIGATION MATTERS

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

The following is a description of our recent prior litigation:

2009 Default Judgment against subsidiary

Three Span Oil & Gas Litigation: On September 30, 2009, the Company’s wholly owned Nevada subsidiary, namely, Surge Energy Resources, Inc., was sued by Three Span Oil & Gas, Inc., in Midland Texas (Case #CC15386) for nonpayment of $60,125. The action arises out of an operating agreement between the Plaintiff and the Defendant pursuant to which Surge Energy Resources is alleged to have agreed to make certain payments of $20,000 on August 14, 2009, September 1, 2009 and October 1, 2009 until a $60,125 deficiency was unpaid. A default judgment was entered into against Surge Energy Resources, Inc. for $60,125 plus fees in December, 2009. The action against Surge Energy Resources, Inc. is for breach of contract, plus attorneys’ fees. Surge Energy Resources, Inc. has no material assets or operations. The balance of this liability, if any, was written off in October, 2012.

 SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $225 per month.

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of December 31, 2012.

NOTE 10 - CONVERTIBLE NOTES

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

On October 19, 2012, the Company paid the outstanding Asher Convertible Note balance of $82,762 in full.

NOTE 11 - SUBSEQUENT EVENTS

On February 7, 2013 the Company received a loan from the Fitzgerald Group Energy Southwest Florida, Inc. of $240,000, the terms of which are to be negotiated.

On February 22, 2013 the company increased its authorized common shares from 200,000,000 to 400,000,000 and also completed a 1 for 20 reverse stock split. After this reverse split the company had 8,802,958 common shares outstanding.

The Company has also agreed to issue an additional 1,608,357 common shares to Clark Morton, its Chief Executive Officer, and 1,608,358 common shares to William E. Fitzgerald, its President, pursuant to the Common Stock Purchase Agreement dated as of October 16, 2012 between the Company and The Fitzgerald Group of Southwest Florida, Inc. in consideration of $100,000, payment of which was received in November, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On December 20, 2012, the Company was informed that our registered independent public accountant, Peter Messineo, CPA of Palm Harbor, Florida (“PM”), declined to stand for reappointment in that PM has merged the firm into the firm now known as DKM Certified Public Accountants.

PM’s report on the financial statements for the years ended December 31, 2011 and for the period January 5, 2005 (date of exploration stage) through December 31, 2011 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On December 20, 2012 we engaged DKM Certified Public Accountants and for the period January 5, 2005 (date of exploration stage) through December 31, 2012, to be our independent accountants for the year ended December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, Clark Morton, our chief executive officer, and E. Jamie Schloss, our chief financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of, E. Jamie Schloss our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective and there was a material weakness due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

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

Our Chief Financial Officer, E Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by our management was that (1) we do not have an audit committee which reviews financial matters, and (2) we have not implemented measures that would prevent the chief executive officer and/or our chief financial officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer and /chief financial officers are aware of their responsibilities under the SEC’s reporting requirements and personally certify our financial reports.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables and narrative description sets forth, as of March 31, 2013, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each person currently serving as a director and officer.  Unless otherwise indicated, each director and officer has been engaged in the principal occupation or occupations described below for more than the past five years. We currently have three vacancies on our board of directors.

Name	Age	Director Since	Present Position with Surge
Clark Morton	53	2012	Chief Executive Officer, Chairman of the Board
E. Jamie Schloss	70	2008	Chief Financial Officer, Assistant Secretary
William E. Fitzgerald	71	2012	President
William A. Fitzgerald	37	2112	Senior Vice President

Clark Morton, Chief Executive Officer and Chairman of the Board

Mr. Clark Morton, 53, was elected a director, Chairman of the Board and Chief Executive Officer of the Company on October 18, 2012. With a background in engineering, executive management, marketing and communication Mr. Morton, has been actively involved in the formation of long-term capital growth projects in oil & gas and has served previously in senior director and officer positions involved in the marketing, sales, operations and management of private equity media and entertainment operations. Mr. Morton owns approximately 42.50% of our outstanding common stock and is not independent.

E. Jamie Schloss, Chief Financial Officer and Assistant Secretary

Mr. E. Jamie Schloss, 70, was a certified public accountant for more than 30 years before joining the board of Directors of Surge Global Energy, Inc. from October, 2004 to July, 2006 and was reappointed to the Surge Board in February, 2008.  Mr. Schloss served as Chief Financial Officer of Surge Global from December 2005 to June 2006 and has served as its Chief Executive Officer and Chief Financial Officer from February, 2008 until October, 2012, at which time he resigned as Chief Executive Officer. He continues to serve as the Company’s Chief Financial Officer. Prior to his positions with Surge, Mr. Schloss’ company, Castle Rock Resources, Inc., raised funds and participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000.  Castle Rock continues to own and manage a well in south Texas which has been producing oil and gas for more than 18 years. Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York City. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios. Mr. Schloss’ extensive business, financial and leadership experience in the oil and gasoline industry particularly qualifies him for service on the Company Board.

William E. Fitzgerald, President

William E. Fitzgerald, age 71, was elected President of the Company in October, 2012 and to the Board of directors in March, 2013. Mr. Fitzgerald served as President of The Fitzgerald Group for 20 years specializing in commercial/industrial investments and development, commercial income properties and land acquisition which later expanded to private equity funding and management for oil & gas developments primarily throughout Texas. Mr. Fitzgerald began his investment management career in Chicago where he managed trading floor and pit operations with memberships at the Chicago Mercantile Exchange and Chicago Board of Trade. He later maintained memberships at the International Monetary Market and Mid-America Exchange where he formed and ran his own company trading commodities and authored The Fitzgerald Commodity Trading Report. Mr. Fitzgerald became an author with his novel “Arenas of Greed,” a financial thriller depicting corruption on the Chicago Commodity Markets. William E. Fitzgerald is the father of William A. Fitzgerald and the husband of Carol A. Fitzgerald. Mr. Fitzgerald jointly with his wife, Carol Fitzgerald, owns approximately 42.50% of our outstanding common stock and is not independent.

William A. Fitzgerald, Senior Vice President

William A. Fitzgerald, age 37, was elected a Senior Vice President of the Company on October 18, 2013 and to the board In March, 2013. Mr. William A. Fitzgerald began his career in the construction field moving into commercial construction management and residential real estate sales, acquisition and management. Mr. Fitzgerald successfully managed a 900 acre, $55 million sand and gravel mine operation investment in Southwest Florida after which he became Vice President for Private Equity, Funding and Sales for oil & gas investment operations. William A. Fitzgerald is the son of Carol A. Fitzgerald and William E. Fitzgerald. Mr. Fitzgerald is not independent.

There are no family relationships among any of the directors, executive officers or persons nominated to become a director or executive officer except as set forth above.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director and each nominee recommended by the Board, or any of his or her family members, and Surge, its senior management and its independent auditors, the Board has determined further that there are currently no independent directors.

 Executive Sessions of Independent Directors

Previously, our non-employee directors meet occasionally in executive sessions where only non-employee directors are present.  Persons interested in communicating with the non-employee directors may address correspondence to a particular director or to the non-employee directors generally, in care of Corporate Secretary, Surge Global Energy, Inc., 75-153 Merle Drive, Suite B, Palm Desert, CA 92211.

Board Meetings

During the fiscal year ended December 31, 2012, the Board held 12 meetings. Each director then in office attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served.

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

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the Securities and Exchange Commission and any applicable securities exchange.

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

Committees of the Board

The Board has two committees: an Audit Committee, and a Compensation Committee, with the members of each committee indicated below. The entire Board currently acts as the committees.

Audit Committee

Our Board has adopted a written Audit Committee Charter. The Audit Committee previously consisted of Edwin Korhonen, Chairman, and Warren Dillard before their resignations. There is currently no audit committee members. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Audit Committee met two times in 2012.

The Board has reviewed the definition of independence for Audit Committee members in Rule 10A-3(b)(1) of the Exchange Act and  has determined that each member of our Audit Committee is independent under such standards. Each person also qualifies as a “financial expert,” as defined in applicable Securities Exchange Commission rules.  The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Compensation Committee

The members of the Compensation Committee were previously Charles Sage (Chairman), Warren Dillard and Steve Vanechanos prior to their resignations in October 2012.  Each member of the Compensation Committee (other than Mr. Vanechanos) was “independent” under the Board’s definition. The Compensation Committee’s functions include making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee administers the Company’s stock plans (if any) and, within the terms of the respective stock plan, determines the terms and conditions of issuances. The Compensation Committee met four times in 2012. Our Board has adopted a written Compensation Committee Charter.

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

The Compensation Committee tracks the total compensation of each Executive Officer by reviewing, at least once a year, tally sheets that summarize the major elements of compensation. In addition, the Compensation Committee is responsible for reviewing and making recommendations to the Board with respect to new or amended broad-based, “qualified” benefit plans and programs and for reporting to the Board annually on succession planning.  The Compensation Committee has sole authority for compensating, retaining and terminating outside consultants and advisors who assist the Compensation Committee in performing its responsibilities. The CEO and CFO do provide input and make recommendations to the Compensation Committee. These recommendations are based on various factors including individual contribution and performance, company performance, labor market conditions, complexity and importance of roles and responsibilities, reporting relationships, retention needs and internal pay relationships.

Nominating Committee

The Board does not currently have a nominating committee.

Stockholder Nominations

The policy of the Board is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below in the section entitled “Identifying and Evaluating Nominees for Directors” and in our Bylaws. In evaluating such nominations, the Board will address the membership criteria set forth below in the section entitled “Director Qualifications.” Any stockholder nominations proposed for consideration by the Board should include the nominee’s name and qualifications for membership on the Board and other information in accordance with the Company’s Bylaws and should be addressed to:

Surge Global Energy, Inc.

75-153 Merle Drive, Suite B

Palm Desert, California 92211

Attn: Clark Morton, Board Chairman

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

Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us by reporting persons, and any written representations made to us by such persons that no other reports were required during the fiscal year ended December 31, 2012, all reports were filed by our executive officers and directors in 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2012, the positions they hold or held, and the year(s) in which they served.  Our officers are elected by the Board, to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
Clark Morton	Chief Executive Officer and Chairman of the Board and Director	53	2012-present
E. Jamie Schloss	Chief Financial Officer, Assistant Secretary and Director	70	2008-present
William E. Fitzgerald	President	71	2012-present
Conrad Negron	Senior Vice President	54	2102-present
William A. Fitzgerald	Senior Vice President	37	2012-present
Carol A. Fitzgerald	Secretary	70	2012-present

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2012 and 2011 by (1) each person who served as the principal executive officer of the Company during fiscal year 2012; (2) the Company’s two most highly compensated executive officers as of December 31, 2012 with compensation during fiscal year 2012 of $100,000 or more; and (3) those  individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2012.

	Fiscal Year	Salary/ Fees ($)	Restricted Stock Awards(1)	Options Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- station ($) (2)	Total ($)
Clark Morton, Chief Executive Officer and Chairman	2012	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000

E. Jamie Schloss,	2012	$80,000	-0-	-0-	-0-	-0-	54,982	$134,982
Chief Financial Officer	2011	$114,000	-0-	-0-	-0-	-0-	12,987	$126,987

William E. Fitzgerald, President	2012	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000

Conrad Negron, Senior Vice President	2012	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000

(1)	The options and restricted stock awards presented in this table for 2012 and 2011 reflect the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on the Board during 2011 or 2010. Mr. Schloss received $114,000 and $126,000 per annum as salaried compensation for being the both the Chief Executive Officer and Chief Financial Officer during 2011 and 2010, respectively. In 2011 and 2010, Mr. Schloss agreed to accept $10,000 of this compensation in stock in Andora Energy, Inc. in lieu of cash, and received 16,667 and 16,666 Andora shares pursuant to that agreement in 2010 and 2011. Mr. Schloss was not awarded any stock options in 2011 or 2010. In 2011, $81,000 of his salary was accrued for financial statement purposes but was not paid. In 2009, he was awarded 600,000 options that vested over 24 months at an exercise price of $0.055 per share with a full value of $25,020 per FAS 123R and he received. In 2008, Mr. Schloss received 1,700,000 options at an exercise price of $0.08 per share which remains unexercised. These options vested over 12 months with a full value of $81,960 per FAS 123R. None of his options have been exercised. Mr. Schloss received an auto allowance of $4,500 in 2011 and $9,000 in 2010. In 2011 and 2010, Mr. Schloss received a total of 33,333 shares of Andora Energy in lieu of $20,000 of compensation, which shares were valued at $0.60 and this value resulted in additional compensation of $6,988 in 2011 and $6,987 in 2010. During 2012, Mr. Schloss’ 2,350,000 outstanding common share purchase option or other equity-based award granted to or held were re-priced from an average of $0.05 per share to $0.02 per share. In February, 2013 his options were reduced to 117,500 at an exercise price of $0.40 per share as a result of the 1 for 20 reverse stock split.

Options for all prior directors were cancelled and reissued at an exercise price of $0.20 per share. All former directors have the right to convert their options into warrants which are exercisable at $0.40 per warrant at an exercise price of $0.40 per share. Options issued previously will be converted into stock purchase warrants in an amount of equal to 1/20 of the former amount of options issued.

No other changes in options were made for executive officers or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout other than the aforementioned change.

Employment Agreements

Mr. Morton, Mr. Schloss, Mr. William E. Fitzgerald and Mr. Negron are employed on a month to month basis at a salary of $5,000 per month.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2012 restated for the reverse stock split which occurred on February 22, 2013.

Name	Number of Securities Underlying Unexercised Options\(#) Exercisable	Number of Securities Underlying unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
E. Jamie Schloss (1)	85,000	-0-	-0-	$0.40	2/26/13	N/A	N/A	N/A
E. Jamie Schloss (1)	30,000	-0-	-0-	$0.40	4/22/15	N/A	N/A	N/A

(1)          All options issued previously have fully vested as of January 1, 2013 and are shown on a past reverse split basis.

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

Compensation Table

Name and Principal Position	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edwin Korhonen, Director	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Charles Sage, Director	$-0-	$4,708	-0-	-0-	$-0-	$4,708
Warren Dillard, Director	$-0-	$-0-	-0-	-0-	$-0-	$-0-
David Rapaport, Director	$-0-	$-0-	-0-	-0-	$-0-	$-0-
Steve Vanechanos, Director	$-0-	$12,016	-0-	-0-	$-0-	$12,016
Bruce Gallo, Director	$-0-	$12,016	-0-	-0-	$-0-	$12,016

(1)	The stock options awards presented in this table reflect the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated in the normal course of business and if they are asked to with attend the annual meeting. Such amounts are not reflected in the compensation table below.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 201, adjusted for the 1 for 20 reverse stock split which occurred on February 22, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Program (1)	600,000	$0.40	332,500

(1)          The Company approved a new Equity Compensation Program in September, 2012.

Pension Plans

We had not sponsored a voluntary qualified 401(k) savings plan or pension plans available to full-time employees in either 2012 or 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during the fiscal year ended December 31, 2012 was, during such year or prior thereto, an officer or employee of the Company or any of its subsidiaries. During fiscal 2012, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

As of March 31, 2013, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities.  The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the Securities and Exchange Commission by the persons listed.  Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 75-153 Merle Drive, Suite B, Palm Desert, CA, 92211.

All shares listed are after the reverse 1 for 20 stock split which occurred on February 22, 2013.

Beneficial Owner	Number of shares owned (post reverse split)	Percentage Owned
Directors	None	-0-
Named Executive Officers/Directors

Clark Morton, CEO	5,108,357	42.50%
William E. Fitzgerald, President	5,108,358	42.50%
E. Jamie Schloss, CFO	117,500	1.00%
William A. Fitzgerald	0	-
Conrad Negron	0	-
Directors and officers as a group (4 persons)	10,334,215	86.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions prior to January 1, 2012:

For a description of certain relationships and related transactions that occurred prior to fiscal 2012, the Company incorporates by reference Item 13 of its Form 10-K for its fiscal year ended December 31 2011.

Transactions with Officers and Directors

Item 11 of this Form 10-K describes all transactions between the Company and its officers and directors for the fiscal year ended December 31 2012. In this respect, Mr. Schloss had an employment contract with the Company until October, 2012 and Mr. Vanechanos, a former director, had a consulting agreement with the Company prior to his resignation in October 2012.

Independence of Directors

Reference is made to Item 10 for a definition of independent directors and management’s identification of which directors the board has determined to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 20, 2012, the Company was informed that our registered independent public accountant, Peter Messineo CPA of Palm Harbor, Florida (“PM”), declined to stand for reappointment in that PM had merged the firm into the registered firm of Drake and Klein CPA’s PA as stated below.

Also on December 20, 2012, the Company engaged DKM Certified Public Accountants (“DKM”) of Clearwater, Florida, as its new registered independent public accountant. During the year ended December 31, 2011 and 2010 and prior to December 20, 2012 (the date of the new engagement), we did not consult with DKM (or Drake & Klein CPA’s PA regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where  written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Audit Fees

During fiscal year ended December 31, 2012, we incurred approximately $16,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

During fiscal year ended December 31, 2011, we incurred approximately $18,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011

Audit-Related Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any audit-related services.

Tax Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any tax services.

All Other Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation filed with the State of Delaware on November 25, 1997, as amended (including Certificate of Merger, filed November 25, 1997, Certificate of Designation, filed February 2, 1998, Certificate of Amendment, filed May 12, 1998, Certificate of Renewal, filed August 20, 2003, Certificate of Amendment, dated August 20, 2003 and Certificate of Amendment, filed September 30, 2004) (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on February 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 22, 2007)
3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the State of Delaware on March 7, 2007 (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K, filed October 25, 2006)
9.1	Voting Trust Agreement by and among the Company, Northern Alberta Oil Ltd. and Deep Well Oil and Gas (Alberta) Ltd. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.01	Employment Agreement by and between the Company and David Perez dated November 30, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.02	Sublease by and between the Company and Granite Financial Group dated November 22, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.03	Farmout Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated February 25, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.04	Farmout Amending Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc. dated November 15, 2005 (1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.05	Form of Note and Warrant Purchase Agreement by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.06	Form of Convertible Note by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 24, 2005)
10.07	Form of Warrant by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated March 17, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K, filed March 24, 2005)
10.08	Letter Agreements by and between the Company and each of Mark C. Fritz, Victor G. Mellul and Irving L. Plaksin dated July 17, 2005 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.09	Form of Securities Purchase Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $300,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005)
10.10	Form of Warrant by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.11	Form of Registration Rights Agreement by and among the Company, Mark Fritz, Chet Idziszek, Gary Vandergrift, Burton Gersh and Irving Plaksin effective as of August 19, 2005 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.12	Securities Purchase Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)

10.13	Warrant by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.14	Registration Rights Agreement by and between the Company and Pawnee Holding Corporation dated October 24, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.15	Form of Subscription Agreement for 7% Convertible Debentures, by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd) and certain purchasers dated November 15, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.16	Agency Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), and MGI Securities Inc. dated November 15, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.17	Shareholders Agreement by and among the Company, Leigh Cassidy, Fred Kelly and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) dated November 15, 2005 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.18	Trust Indenture by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated November 15, 2005 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.19	Registration Rights Agreement by and among the Company and MGI Securities, Inc., as agent to the purchasers of the debentures dated November 15, 2005 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.20	Release and Indemnification Agreement by and between the Company and Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.), dated November 15, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.21	Escrow Agreement by and among the Company, Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company, dated November 15, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB, filed April 17, 2006)
10.22	Securities Purchase Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.23	Warrant by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.24	Registration Rights Agreement by and between the Company and the Zemer Family Trust dated November 16, 2005 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.25	Securities Purchase Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.26	Warrant by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.27	Registration Rights Agreement by and between the Company and Benjamin Financial Limited Partnership dated November 30, 2005 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2, filed December 30, 2005)
10.28	Indenture by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and Valiant Trust Company dated December 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.29	Form of 7% Secured Convertible Debentures Certificate dated December 20, 2005 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.30	Form of Subscription Agreement for Flow-Through Shares by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2005)

10.31	Form of Subscription Agreement for 7% Secured Convertible Debentures by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and certain purchasers dated December 20, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.32	Agency Agreement by and between Signet Energy, Inc. (f/k/a Surge Global Energy (Canada) Ltd.) and MGI Securities, Inc. dated December 20, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2005)
10.33	Form of Securities Purchase Agreement effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.34	Form of Warrant, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.35	Form of Registration Rights Agreement, effective as of March 14, 2006, relating to the private placement offering of common stock and warrants for an aggregate purchase price of $1,800,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2006)
10.36	Form of Non-Employee Director Agreement (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.37	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.38	Consulting Agreement by and between the Company and Richard Collato dated October 6, 2006 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2, filed December 20, 2006)
10.39	Securities Purchase Agreement by and between the Company and each of Gemini master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 4,2006)
10.40	Registration Rights Agreement by and between the Company and each of Gemini Master Fund Limited and Mark C. Fritz dated November 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.41	Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.42	“Greenshoe” Common Stock Purchase Warrants dated November 28, 2006 issued by the Company to each of Gemini Master Fund Limited and Mark C. Fritz (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.43	Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp., and Shareholders of Peace Oil Corp. dated November 30, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 4, 2006)
10.44	Employment Agreement between the Company and William Greene dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 18, 2006)
10.45	First Amendment to Stock Purchase Agreement by and among Cold Flow Energy ULC, the Company, Peace Oil Corp., and the shareholders of Peace Oil dated March 2, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.46	Voting and Exchange Trust Agreement by and among the Company, Cold Flow Energy ULC, and Olympia Trust Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.47	Support Agreement by and among the Company, Cold Flow Energy ULC, and 1294697 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.48

Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of June 30, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 8, 2007)

10.49	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,000,000 with a maturity date of July 30, 2007 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.50	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,500,000 with a maturity date of August 30, 2007 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.51	Promissory Note dated March 2, 2007 issued by Cold Flow Energy ULC in the principal amount of CDN$1,600,000 with a maturity date of December 31, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.52	Petroleum, Natural Gas and General Rights Conveyance by and among 1304146 Alberta Ltd., Peace Oil Corp., Cold Flow Energy ULC, and the Company dated March 2, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.53	Escrow Agreement by and among Burstall Winger LLP, Peace Oil Corp., the Company, Cold Flow Energy ULC, and 1304146 Alberta Ltd. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.54	Royalty Agreement by and between 1304146 Alberta Ltd. and Peace Oil Corp. dated March 2, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.55	Warrant to purchase 1,000,000 shares of Surge common stock dated March 2, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed March 8, 2007)
10.56	Second Amendment to Stock Purchase Agreement among Cold Flow Energy ULC, the Company, Peace Oil Corp. and the Shareholders of Peace Oil Corp. dated April 16, 2007 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K/A, filed May 16, 2007)

10.57	Exchange, Purchase and Amendment Agreement dated as of April 19, 2007 by and between the Company and Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.58	Convertible Note Due May 1, 2008 Issued to Gemini Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 25, 2007)
10.59	Agreement to Vote dated May 22, 2007 between the Company, Signet Energy, Inc., Andora Energy Corporation and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2007)
10.60	Letter Agreement dated June 13, 2007 between the Company, Peace Oil Corp. and North Peace Energy Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2007)
10.61	Agreement of Purchase and Sale dated as of June 25, 2007 among Peace Oil Corp., North Peace Energy Corp. and the Company (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.62	Addendum to Employment Agreement between William Greene and the Company, dated as of June 29, 2007 (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2, filed July 3, 2007)
10.63	Stock Option Agreement dated July 17, 2007 between the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.64	Stock Option Agreement dated July 17, 2007 between the Company and William Greene (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 23, 2007)
10.65	Escrow Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2007)
10.66	Redemption Agreement dated August 8, 2007 between the Company and Gemini (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2007)
10.67	Agreement to Vote dated August 17, 2007 between Signet Energy Inc., Andora Energy Corporation, the Company and David Perez (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)
10.68	First Supplemental Trust Indenture dated August 17, 2007 between the Company, Signet Energy, Inc., and Valiant Trust Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A, filed March 25, 2008)

10.69	Addendum to Employment Agreement dated December 31, 2007 by and between the Company and William Greene (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2008)
10.70	Purchase and Sale Agreement dated March 18, 2008, by and among Surge Global Energy, Inc.; Oromin Enterprises, Ltd.; Irie Isle Limited; Cynthia Holdings Ltd.; and Chet Idziszek (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2008)
10.71	Stock Option Agreement between the Company and Charles V. Sage dated February 27, 2008 and entered into on or about April 10, 2008
10.72	Stock Option Agreement between the Company and Barry Nussbaum dated February 27, 2008 and entered into on or about April 10, 2008
10.73	Stock Option Agreement between the Company and Jeffrey Lewis Bernstein dated February 27, 2008 and entered into on or about April 10, 2008
10.74	Stock Option Agreement between the Company and E. Jamie Schloss dated February 27, 2008 and entered into on or about April 10, 2008.
10.75	Stock Option Agreement between the Company and Kenneth Polin dated March 18, 2008 and entered into on or about April 10, 2008.
10.76	Employment Agreement for E. Jamie Schloss dated as of June 17, 2008. (Incorporated by reference to Form 8-K/A - June 17, 2008 - date of earliest event filed on April 15, 2009)
10.77	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included are an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement.) Incorporated by reference to Form 8-K - date of earliest event - October 1, 2010.

10.78	Share Purchase Agreement – Purchase of 1,405,145 CFE Preferred Shares owned by Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.79	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Stouthearted Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.80	Share Purchase Agreement – Purchase of 500,000 common shares of the Registrant from the Fisher Family Trust (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.81	Share Purchase Agreement – Purchase of 1,905,145 CFE Preferred Shares owned by Cairns Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.82	Share Purchase Agreement – Purchase of 806,886 common Shares of the Registrant from the Liu Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.83	Share Purchase Agreement – Purchase of 1,882,732 common Shares of the Registrant from the Ma Family Trust. (Incorporated by reference to the Company’s Form 8-K filed June 23, 2008 - date of earliest event – June 17, 2008)
10.84	Purchase and Sale Agreement dated June 27, 2008 by and among Cold Flow Energy ULC., Peace Oil Corp, and CPO Acquisition Corp. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event – June 27, 2008)
10.85	Complaint filed June 23, 2008 David Perez vs. Surge Global Energy, Inc. (Incorporated by reference to the Company’s Form 8-K filed July 2, 2008 - date of earliest event – June 27, 2008)
10.86	Share Purchase Agreement – Purchase of 500,000 shares owned by Fisher Family Trust. (Incorporated by reference to the Company’s Form 8-K filed July 16, 2008 - date of earliest event – July 11, 2008)
10.87	Amendment to Employment Agreement of E. Jamie Schloss dated November 30, 2010 (Incorporated by reference to this 2010 Form 10-K)
10.88	Agreement dated as of August 15, 2008 with Tetuan Resources Inc. (Incorporated by reference to the Company’s Form 8-K filed August 21, 2008 - date of earliest event – August 15, 2008)

10.89	Settlement Agreement dated February 2, 2010 by and among Surge Global Energy, Inc., 1358026 Alberta Ltd., Signet Energy and Andora Energy Corporation. (Incorporated by reference to Form 8-K dated February 2, 2010 filed with the SEC on February 8, 2010.)
10.90	Consulting Agreement of February 19, 2010 - Jeffrey Bernstein. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.91	Consulting Agreement of February 19, 2010 - Barry Nussbaum. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.92	Consulting Agreement of February 19, 2010 - Kenneth Polin. (Incorporated by reference to Form 8-K - date of earliest event - February 19, 2010 filed with the SEC on February 23, 2010.)
10.93	Purchase and Sale Agreement dated October 1, 2010, by and between Surge Global Energy, Inc. and David McGuire. (Also included is an Engagement Agreement, Promissory Note, Security Agreement, Form of Stock Option and Non-Competition, Non-Solicitation and Confidentiality Agreement (Incorporated by reference to Form 8-K –date of earliest event - October 1, 2010 filed with the SEC on October 6, 2010
10.94	Rescission Agreement by and among Surge Global Energy, Inc., David McGuire and McGuire Consulting Services, Inc. (Incorporated by reference to Form 8-K - date of earliest event – January 25, 2011 filed with the SEC on January 27, 2011).
10.95	May 5, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.96	July 22, 2011 Amendment to E. Jamie Schloss Employment Agreement.
10.97	September 27, 2011 Amendment to E. Jamie Schloss Employment Agreement (Incorporated by reference to Form 8-K - filed with the SEC on September 30, 2011
10.98	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated August 17, 2011 but effective as of September 23, 2011 (Incorporated by reference to From 8-K -date of earliest event September 23, 2011) filed with the SEC on September 30, 2011
10.99	Convertible Promissory Note issued to Asher Enterprises, Inc. (Incorporated by reference to From 8-K date of earliest event - August 17, 2011 amended to September 23, 2011, filed with the SEC on September 30, 2011
10.100	Purchase and Assignment Agreement between the Registrant and Gel Properties LLC (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2012)
10.101	Common Stock Purchase Agreement, dated October 16, 2013 with The Fitzgerald Group of Southwest Florida, Inc., a Florida corporation, Clark Morton II, William E. and Carol A. Fitzgerald, jointly as husband and wife, and William A. Fitzgerald. Incorporated by reference to form 8-K filed with the SEC on October 21, 2013
10.103	Schedule 14C under Rule 14c-101, notice to shareholders of an increase in the authorized common shares from 200,000,000 common shares to 400,000,000 shares and a 1 for 20 reverse common stock split.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Clark Morton	Principal Executive Officer and Chairman of the Board	April 9, 2013
Clark Morton

/s/ E. Jamie Schloss	Principal Financial Officer and Assistant Secretary	April 9, 2013
E. Jamie Schloss

/s/ William E. Fitzgerald	President	April 9, 2013
William E. Fitzgerald

/s/ William A. Fitzgerald	Senior Vice President	April 9, 2013
William A. Fitzgerald

