Form 10-Q
period 2013-03-31
Surge Global Energy, Inc.
filed 2013-05-15
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[  ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of incorporation	(Employer Identification No.)
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

As of May 1, 2013, the Registrant had 12,019,673 shares of common stock issued and outstanding.

2

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Page No

Consolidated Balance Sheets at March 31, 2013(unaudited) and December 31, 2012	F-1

Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended March 31, 2013 and March 31, 2012, and for the period from January 1, 2005 (inception of exploration stage) through March 31, 2013	F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2013 and 2012, and for the period from January 1, 2005 (inception of exploration stage) through March 31, 2013	F-3

Notes to Unaudited Consolidated Condensed Financial Statements	F-6-F-15

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,828	$90,541
Prepaid expenses	9,615	8,991

Total current assets	223,443	99,532

Property and equipment, net of accumulated depreciation of $36,345 and $36,345, respectively	-	-
Investment in Andora Energy (Note 2)	1,733,632	1,733,632

Total assets	$1,957,075	$1,833,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,199	$39,243
Investment obligation	240,000	-
Total current liabilities	301,199	39,243

Total liabilities	301,199	39,243

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-

Common stock, par value $0.001 per share; 400,000,000 shares authorized; 12,019,673 and 1,802,869 shares issued and outstanding, respectively	12,020	8,803
Additional paid-in capital	55,137,109	55,040,326
Common stock subscriptions	-	100,000
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(41,155,741)	(41,017,696)
Total stockholders’ equity	1,655,876	1,793,921

Total liabilities and stockholders’ equity	$1,957,075	$1,833,164

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the months ended March 31,		For the period from January 1, 2005 (inception of exploration stage) through March 31,
	2013	2012	2013
	(unaudited)
Operating expenses:
Selling, general and administrative expenses	$137,831	$79,049	$24,554,749
Accretion, depreciation and amortization	-	190	479,330
Oil and gas property impairment	-	-	11,425,969
Total operating expenses	137,831	79,239	36,460,048

Loss from operations	(137,831)	(79,239)	(36,460,048)
Equity in losses from affiliates	-	-	(2,099,663)
Loss on redemption of preferred shares	-	-	(105,376)
Gain (loss) on sale of marketable securities	-	-	1,067,814
Impairment of marketable securities	-	-	(3,707,513)
Warrants issued from Peace Oil acquisition	-	-	(368,000)
Revaluation loss net of warrant liability	-	-	(431,261)

Interest income (expense)	(214)	797	(4,255,895)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105
Loss from continuing operations, before income taxes and minority interest	(138,045)	(78,442)	(44,834,837)
Benefit (provision) for income taxes	-		-
Income (loss) before non-controlling interest	(138,045)	(78,442)	(44,834,837)

Income (loss) applicable to non-controlling interest	-	-	3,679,096
Net income (loss)	(138,045)	(78,442)	(41,155,741)
Other comprehensive income (loss):

Unrealized gain (loss) on available for sale securities	-	-	-
Foreign currency translation adjustment	-	-	-
Comprehensive income (loss)	$(138,045)	$(78,442)	$(41,155,741)

Income (loss) per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	9,053,147	1,801,749

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended		For the period from January 1, 2005 (date of inception of exploration stage) through
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(138,045)	$(78,442)	$(41,155,741)
Non-controlling interest	-		(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	-	190	479,330
Write-off of property and equipment	-		4,984
Realized loss (gain) on sale of marketable securities	-		(1,066,277)
Loss from redemption of preferred shares	-		105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-		(1,525,105)
Share of affiliate loss	-		2,099,663
Impairment of oil and gas properties	-		11,425,969
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-		1,022,492
Impairment of marketable securities	-		1,786,498
Share-based compensation	-	16,949	6,963,305
Gain/loss on revaluation of warrant liabilities	-		431,261
Non-cash compensation Andora shares			185,268
Warrant expense	-		445,352
Interest on Gemini note	-		230,000
Amortization of deferred compensation costs			3,039,038

Amortization of discount attributable to note receivable	-		(137,500)
Amortization of discount attributable to warrants	-		629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-		1,076,575
Debt discount	-		1,010,679
Founders stock	-		4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	-	140,000	7,616

Prepaid expense and other assets	(624)	2,966	(28,875)
Other assets	-		80,958

Accounts payable and accrued liabilities	21,956	(19,288)	648,254
Income taxes payable	-	-	-

Net cash received in operating activities	$(116,713)	$62,375	$(11,631,169)

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended March 31,		For the period from January 1, 2005 (inception of exploration stage) through March 31,
	2012	2011	2012
Cash flows from investing activities:
Purchases of property and equipment	-	-	(117,425)
Proceeds from sale of marketable securities	-	-	589,506
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,370,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	-	(6,299,001)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	-	5,100	4,358,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(225,000)
Common stock subscribed	(100,000)		-
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from investment obligation	240,000	-	240,000
Proceeds from note payable, gross		(45,000)	10,421,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	140,000	(39,900)	18,045,557

Effect of exchange rates on cash and cash equivalents	-	-	(24,846)

Net increase (decrease) in cash and cash equivalents	123,287	22,475	53,893

Cash and cash equivalents at the beginning of the period	14,659	14,659	159,935
Cash and cash equivalents at the end of the period	$213,828	$37,134	$213,828

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended March 31		For the period from January 1, 2005 (date of inception of exploration stage) through March 31,
	2013	2012	2013

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$214	$5,547	$524,773
Cash paid during the period for income taxes	$-	$-	-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$-	$-	$1,710,000
Cancellation of common shares	$-	$-	$1,000
Unrealized (gain) loss on available for sale securities	$-	$-	$381,402
Note payable issued for investment	$-	$-	$225,000
Exchange of North Peace shares for common shares	$-	$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$-	$-	$2,099,067
Andora shares issued on settlement of litigation	$-	$-	$645,780
Andora shares issued in lieu of cash compensation	$-	$-	$23,975

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, 1294697 Alberta Ltd., and Surge Holding Co., (collectively the “Company”). Neither 1294697 Alberta Ltd. norCold Flow Energy ULChas any ongoing business operations at this time.

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

For the period from January 1, 2005 (inception of exploration stage) through March 31, 2013, the Company has accumulated exploration stage losses of $41,155,741. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations; (b) the financial position; and (c) cash flows, have been made.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated the production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimate fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings. Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of March 31, 2013 or March 31, 2012.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $213,828 cash in an account maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. Most of our tax loss carry forwards will be cancelled as a result of a change of control which occurred in October, 2012,the exact amount of which has not been determined.

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

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Foreign Currency Translation

Assets and liabilities in foreign currency are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustment, if any, are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in the statements of operations.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $138,045 and $78,442 for the three month periods ending March 31, 2013 and 2012, respectively. The Company’s cash position as of March 31, 2013 was $213,828 compared with $90,541 at December 31, 2012, an increase of $123,287. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $77,756 at March 31, 2012, compared with current assets in excess of current liabilities by $60,289 at December 31, 2012.

Management believes it should now have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $-0- and $190 for the quarters ending March 31, 2013 and 2012, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. All of the Company’s property and equipment was fully depreciated at March 31, 2013.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the quarters ending March 31, 2013 and 2012 were -0- and$16,949, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the quarters ending March 31, 2013, if any, and March 31, 2012 included compensation expense for share-based payment awards granted prior to March 31, 2013 and 2012, respectively.

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

 SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation (“Andora”). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock. The Company exchanged its 11,550,000 shares of Signet common stock for a total of 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora. At that time, 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet. In connection with the Dynamo litigation claim, Andora was entitled to recover a claim of legal fees from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals, which only allowed the escrowed shares to be released upon settlement of all claims. Pursuant to the agreement reached between the Company and Andora, all shares were released from escrow to the Company in February, 2010 after payment of 375,000 Andora shares owned by the Company to Andora.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION (continued)

During the years ended December 31, 2010 and 2011 the Company issued 16,667 and 16,666 shares of Andora common stock to its former Chief Executive Officer and current Chief Financial Officer, E Jamie Schloss, in lieu of $20,0000 in cash compensation due under his employment agreement.

In October, 2012 the Company agreed to issue a total of 308,780 Andora shares and $120,919 in cash to two creditors, one of which was its former Chief Executive Officer and current Chief Financial Officer, E. Jamie Schloss, who received 243,156 Andora shares and $85,668 in cash, in settlement of $234,431 in claims.

In October 2012, the Company agreed it would take steps to contribute as promptly as possible approximately 2,886,000 shares of common stock of Andora held by it to its wholly-owned subsidiary, Cold Flow Energy ULC, an Alberta corporation (“Cold Flow”), or a newly-formed wholly-owned subsidiary, Surge Holding Co., a Delaware corporation (either or both, the “Holding Company”). The Buyers and the Company have agreed that the Holding Company and the Andora Shares will not be disposed of by the Company for any purpose until the later of (i) April 30, 2013 or (ii) 180 days after the subsequent closing date (the “Distribution Date”). This restriction on the time period for the disposition of the Andora Shares or of the Holding Company may be waived in the event that the value of the total non-cash assets of the Company exceeds the value of the Andora Shares. Three of the Company’s current directors, Charles V. Sage, Edwin J. Korhonen and E. Jamie Schloss, were appointed directors of the Holding Company and Messrs. Sage and Schloss were appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date.

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

At March 31, 2013 the Company owned 2,889,386 Andora shares valued at $1,733,632 (valued at $0.60 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

NOTE 3 - LOANS AND PAYABLES, RELATED PARTIES

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

In October, 2012 the balance owed to Mr. Schloss was $182,931 which increase was predominantly unpaid salary and expenses net of repayments. At that time the Company agreed to issue to Mr. Schloss 243,156 shares and $85,668 in cash in full settlement of $182,931 the balance owed. At March 31, 2013 no loan balance was owed to Mr. Schloss.

On February 7, 2013 the Company received an investment advance of $240,000 from Fitzgerald Energy III, LLC, a related party.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 4 - CAPITAL STOCK

Preferred Stock

On March 2, 2007, the Company issued one share of Special Voting Preferred Stock to Olympia Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The preferred stock was issued in connection with the acquisition of Peace Oil Corp.

The issuance of the preferred stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Special Voting Preferred Stock is not convertible into shares of any other series or class of our capital stock. The one share of Special Voting Preferred Stock referred to herein was cancelled in June 2008.

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

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors, Gemini Financial, in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration was not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil Corp. financial statements as well as a pro forma financial statement of the combined companies. The Company accounted for the warrants issued in accordance with ASC 815 (formerly EITF 00-19) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. In December 2006, the FASB approved ASC 825 (formerly FSP EITF 00-19-2) “Accounting for Registration Payment Arrangements”,which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and ASC 450 (formerly FASB Interpretation No. 14), “Reasonable Estimation of the Amount of a Loss”. The Company has evaluated the effect of how ASC 825 (formerly FSP EITF 00-19-2) and ASC 480 (formerly EITF Topic D-98) affected these accompanying financial statements. In adopting ASC 825 (formerly FSP EITF 00-19-2) accounting pronouncement on January 1, 2007, the Company reclassified the remainder of the warrant liability of $2,309,400 to permanent equity.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867. In April 2007, the Company redeemed 2,000,000 shares of Common Stock for a note payable with Gemini, which 2,000,000 shares were cancelled.

In July, 2007, the Company issued 400,000 common shares exercised at a price of $0.25 per share.

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 4 - CAPITAL STOCK (continued)

In 2010, the Company sold a total of 2,200,000 common shares with a total of 1,900,000 warrants for total proceeds of $218,000, net of fees, to various accredited investors and directors of the company at prices from $0.05 to $0.11 per share.

NOTE: All figures shown hereafter reflect the reverse common stock split which occurred on February 22, 2013:

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

In March, 2013, the Company issued a total of 3,216,615 common shares to Clark Morton, CEO and William Fitzgerald, President, pursuant to the stock purchase agreement dated October 18, 2012 at a price of $0.032 per share, valued at $100,000.

NOTE 5 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the quarters ended,
	March 31, 2013	March 31, 2012
Net Taxable Loss	$(138,000)	$(79,000)
Income tax computed at combined U.S. and state rates (30%)	(41,000)	(23,000)
Permanent differences	-	-
Changes in valuation allowance	41,000	23,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,541,000	$4,463,000
Other tax attributes	1,930,000	1,480,000
Less valuation allowance	(6,471,000)	(5,943,000)
Total	$-	$-

At March 31, 2013, Surge had net operating loss carryforwards of approximately $15,000,000 for federal and approximately $12,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $41,000 and $23,000 in the quarters ending March 31, 2013 and 2012 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforward will not be available as a result of the change of control, which occurred in October 2012. The Company is open for the tax years ending 2009 through 2012.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 6 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at March 31, 2013. All figures are shown after the reverse stock split which occurred on February 22, 2013.

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	330,000	14.20
Granted	112,500	1.00
Exercised	-	-
Canceled or expired	(442,500)	(15.20)
Outstanding at December 31, 2012	0	$0.00
Granted	8,500	1.00
Exercised	-	-
Canceled or Expired	(8,500)	-
Outstanding at March 31, 2013	0	$0.00

For the year ended December 31, 2012 the Company issued 8,500 warrants (on a post reverse split basis) which were fully vested at December 31, 2012. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2012 or 2011 for these warrants. During the year ended December 31, 2012, a total of 232,500 warrants expired unexercised

The 8,500 warrants discussed above expired unexercised on January 8, 2013.

Stock options.

No stock options were issued or exercised during the quarter ended March 31, 2013.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Fair value expense of $0 and $16,949 was recorded for the three months ending March 31, 2013 and 2012 respectively using the Black-Scholes method of option-pricing model for vested options.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at March 31, 2013. All figures below are after the 1 for 20 reverse stock split which occurred on February 22, 2013.

Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	267,500	2.75	0.40	267,500	0.40
	267,500	2.75	$0.40	267,500	$0.40

 SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 6 - WARRANTS AND STOCK OPTIONS (continued)

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	282,500	$1.40
Granted	50,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	332,500	$1.20
Granted	267,500	0.40
Cancelled or expired	(332,500)	(1.20)
Outstanding at March 31, 2013	267,500	$0.40

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 1, 2010, the agreement was amended to provide that commencing September 1, 2010 and ending April 30, 2011, $2,500 per month in salary would be paid to Mr. Schloss, its former CEO and current CFO, in Andora Energy common stock in lieu of cash. A total of $20,000 in salary was deferred in 2010 and 2011 and in lieu thereof a total of 33,333 Andora shares were issued pursuant to this agreement.

In October 2012 the Company agreed to issue 243,155 Andora shares and pay $85,698 in cash in full settlement of all abligations due Mr. Schloss.

For the years ending December 31, 2011 and 2010, a total of 33,333 Andora shares were issuable to him pursuant to this agreement and $20,000 in salary was converted into Andora shares. The total loans, deferred salary and expenses due Mr. Schloss at December 31, 2011 totaled $167,000.

During the twelve months ending December 31, 2012, the loan, deferred salary and expenses balance was paid in full. See Note 3 for additional details.

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

 SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $225 per month.

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of March 31, 2013.

NOTE 10 - SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

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

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-Q. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

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

In October 2012, the Company agreed to sell and sold 7,000,000 post reverse split shares to William E. Fitzgerald and Clark Morton and agreed to sell and issue them 3,216,722 additional post reverse shares.

In March, 2013, the Company issued 3,216,715 additional shares to Mr. Fitzgerald and Mr. Morton in consideration of an investment of $100,000. After this issuance, the total outstanding shares were 12,019,673 as at March 31, 2013.

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

As of March 31, 2013, we owned a total of 2,889,386 shares in Andora valued at $1,733,632 for financial statement purposes ($0.60 per share).

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

In March 2013, the company issued the 1,608,357 and 1,608,358 post reverse split common shares referred to above to Clark Morton, its Chief Executive Officer and William Fitzgerald, its President, respectively.

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

Related party transactions

During the last two years, several of our directors and officers have been involved in transactions with us and have had contractual relationships with us.  These are described in the Consolidated Financial Statements under “Related Party Transactions.”

In October 2012, the Company issued 7,000,000 post reverse split shares and in March 2013, the Company issued an additional 3,216,715 post reverse split shares to its CEO, Clark Morton, and its President, William Fitzgerald. (See “Corporate History” above.)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the three months ended March 31, 2013 and 2012 of $-0- and $16,949 respectively included compensation expense for share-based payment awards granted prior to March 31, 2013, but which vested in the quarter ending September 30, 2012.

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

Results of Operations

For the Three Month Period Ending March 31, 2013 and March 31, 2012

The Company had no operating revenues in the three months ended March 31, 2013 or March 31, 2012.

For the three months ended March 31, 2013, the Company incurred a net loss of $138,045 compared to a loss of $78,442 for the comparable period in 2012, an increased loss of $59,603(76%) from the prior period.  The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended March 31, 2013 were $137,831 versus $79,239 in the comparable three months ended March 31, 2012, an increase of $58,592 from the prior period.  The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $60,000 in 2013 from $27,000 in the comparable period in 2012, an increase of $33,000, an increase in shareholders expenses related to the reverse stock split of $15,977 in 2013 versus none in 2012, an increase in legal fees to $24,586 in 2013 compared to $4,468 in 2012, a decrease of $16,949 in stock-based compensation expense during the quarters ended March 31, 2013 which was $-0- and $16,949 respectively, and a decrease in all other expenses (net) of $6,446.

Net interest expenses for the three months ended March 31, 2013 was $214 versus net interest income of $797 for the three months ended March 31, 2012.

Future Operating Trends

Our future operations depend on available cash resources, additional financing, and/or the sale of additional common stock.

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

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $138,045 and $78,552 for the three month periods ending March 31, 2013 and 2012, respectively. The Company’s cash position as of March 31, 2013 was $213,828 compared with $90,541 at December 31, 2012, an increase of $123,287. The Company’s current liabilities, on a consolidated basis, increased to $301,199 at March 31, 2013 from $39,243, an increase of $261,956.

The Company’s net working capital deficit of $77,556 at March 31, 2013, compared with working capital of $60,289 at December 31, 2012.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Clark Morton, our Principal executive officer and E. Jamie Schloss, our Principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of E. Jamie Schloss, our Principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our Principal executive officer and Principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective and there was a material weakness due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

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

Our Principal executive officer, Clark Morton, and our Principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of March 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal financial officer that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail below and under “Risk Factors” in Item 1A of our 2012 Form 10-K filed with the Securities and Exchange Commission on April 9, 2013. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

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

During the three months ended March 31, 2013, there were no material changes to the information in our 2012 Form 10-K under “Risk Factors.”

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the three months ended March 31 2013, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
February 22, 2013	Common stock	3,216,715 common shares	$100,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)

During the three months ended March 31, 2013, there were no repurchases by the Company of its Common Stock.

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
(i) Consolidated Balance Sheets at March 31, 2013(unaudited) and December 31, 2012.
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending March 31, 2013 and 2012
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending March 31, 2013 and March 31, 2012, and inception of development stage to March 31, 2013, and
(iv) the notes to unaudited financial statements.*

**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: May 15, 2013	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: May 15, 2013	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

