Form 10-Q
period 2013-06-30
Surge Global Energy, Inc.
filed 2013-08-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Issuer’s telephone number: 800-284-3898

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). YES [X] NO [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [  ] NO [X]

As of August 14, 2013, the Registrant had 12,219,673 shares of common stock issued and outstanding.

2

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Financial Statements (Unaudited)

Page No

Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	F-1

Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended June 30, 2013 and June 30, 2012, and for the period from January 1, 2005 (inception of exploration stage) through June 30, 2013	F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the period from January 1, 2005 (inception of exploration stage) through June 30, 2013	F-3

Notes to Unaudited Consolidated Condensed Financial Statements	F-6 - F-15

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,513	$90,541
Prepaid expenses	6,627	8,991

Total current assets	202,140	99,532

Property and equipment, net of accumulated depreciation of $36,345 and $36,345, respectively	-	-
Investment in Andora Energy (Note 2)	1,733,632	1,733,632

Total assets	$1,935,772	$1,833,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,461	$39,243
Loans payable-related parties	240,000	-
Total current liabilities	267,461	39,243

Total liabilities	267,461	39,243

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 12,219,673 and 8,802,869 shares issued and outstanding, respectively	12,220	8,803
Additional paid-in capital	55,236,909	55,040,326
Common stock subscriptions	--	100,000
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(41,243,306)	(41,017,696)
Total stockholders’ equity	1,668,311	1,793,921

Total liabilities and stockholders’ equity	$1,935,772	$1,833,164

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,		For the period from January 1, 2005 (date of inception of exploration stage) through June 30,
	2013	2012	2013	2012	2013
Operating expenses:
Selling, general and administrative expense	$87,442	$63,217	$225,273	$142,266	$24,642,191
Accretion, depreciation and amortization	-	191	-	381	479,330
Oil and gas impairment	-	-	-	-	11,425,969
Total operating expenses	87,442	63,408	225,273	142,647	36,547,490
Loss from operations	(87,442)	(63,408)	(225,273)	(142,647)	(36,547,490
Equity in losses from affiliates	-	-	-	-	(2,099,663)
Impairment of marketable securities	-	-	-	-	(3,707,513)
Loss on redemption of preferred shares	-	-	-	-	(105,376)
Revaluation loss net of warrant liability	-	-	-	-	(431,261)
Gain (loss) on sale of marketable securities	-	-	-	-	1,066,388
Warrants issued for Peace Oil acquisition		-	-	-	(368,000)
Interest income (expense) net	(123)		(337)	(1,160)	(4,256,018)
Gain on disposition of Peace Oil and Peace Oil Corp.		-	-	-	1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(87,565)	(63,408)	(225,610)	(143,807)	(44,922,402)
Provision for income taxes	-	-	-	-	-
Loss before non-controlling interest	(87,565)	(63,408)	(225,610)	(143,807)	(44,922,402)
Gain applicable to non- controlling interest	-	-	-	-	3,679,096
Net loss	$(87,565)	$(63,408)	$(225,610)	$(143,807)	$(41,243,306)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-
Comprehensive loss	$(87,565)	$(63,048)	$(225,610)	$(143,807)	$(41,243,306)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Weighted average shares outstanding	12,024,069	1,801,749	10,511,245	1,801,749

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended		For the period from January 1, 2005 (date of inception of exploration stage) through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(225,610)	$(143,807)	$(41,243,306)
Non-controlling interest	-		(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	-	381	479,330
Write-off of property and equipment	-		4,984
Realized loss (gain) on sale of marketable securities	-		(1,066,277)
Loss from redemption of preferred shares	-		105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-		(1,525,105)
Share of affiliate loss	-		2,099,663
Impairment of oil and gas properties	-		11,425,969
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-		1,022,492
Impairment of marketable securities	-		1,786,498
Share-based compensation	-	24,010	6,963,305
Gain/loss on revaluation of warrant liabilities	-		431,261
Non-cash compensation Andora shares			185,268
Warrant expense	-		445,352
Interest on Gemini note	-		230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-		(137,500)
Amortization of discount attributable to warrants	-		629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-		1,076,575
Debt discount	-		1,010,679
Founders stock	-		4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	-	140,000	7,616
Prepaid expense and other assets	2,364	6,846	(25,887)
Other assets	-		80,958
Accounts payable and accrued liabilities	(11,782)	(16,440)	614,516
Officer loans Payable		(36,355)	-
Income taxes payable	-	-	-
Net cash received in operating activities	$(235,028)	$(25,365)	$(11,749,484)

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,		For the period from January 1, 2005 (inception of exploration stage) through June 30,
	2013	2012	2013
Cash flows from investing activities:
Purchases of property and equipment	-	-	(117,425)
Proceeds from sale of marketable securities	-	-	589,506
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	-	-	(13,370,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	-	-	(6,299,001)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	200,000	5,100	4,898,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(330,000)
Common stock subscribed	(100,000)		-
Investment obligation	240,000		240,000
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	15,000	10,526,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	340,000	20,100	18,145,557

Effect of exchange rates on cash and cash equivalents	-	-	(61,494)

Net increase (decrease) in cash and cash equivalents	104,972	(5,265)	35,578

Cash and cash equivalents at the beginning of the period	90,541	14,659	159,935
Cash and cash equivalents at the end of the period	$195,513	$9,394	$195,513

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the six months ended June 30		For the period from January 1, 2005 (date of inception of exploration stage) through June 30,
	2013	2012	2013

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$123	$5,547	$524,896
Cash paid during the period for income taxes	$-	$-	-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$-	$-	$1,710,000
Cancellation of common shares	$-	$-	$1,000
Unrealized (gain) loss on available for sale securities	$-	$-	$381,402
Note payable issued for investment	$-	$-	$225,000
Exchange of North Peace shares for common shares	$-	$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$-	$-	$2,099,067
Andora shares issued on settlement of litigation	$-	$-	$645,780
Andora shares issued in lieu of cash compensation	$-	$-	$215,273

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, 1294697 Alberta Ltd., and Surge Holding Co., (collectively the “Company”).Neither 1294697 Alberta Ltd. nor Cold Flow Energy ULC has any ongoing business operations at this time.

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

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2013, the Company has accumulated exploration stage losses of $41,243,306. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

JUNE 30, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of June 30, 2013 or June 30, 2012.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $195,513 cash in accounts maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. Most of our tax loss carry forwards will be cancelled as a result of a change of control which occurred in October 2012,the exact amount of which has not been determined.

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

JUNE 30, 2013 AND 2012

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $87,442 and $63,408 for the three month periods ending June 30, 2013 and 2012, respectively, an increased loss of $24,304. The Company’s cash position as of June 30, 2013 was $195,513 compared with $90,541 at December 31, 2012, an increase of $104,972. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $65,321 at June 30, 2013, compared with current assets in excess of current liabilities by $60,289 at December 31, 2012.

Management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $-0- and $191 for the three months ending June 30, 2013 and 2012, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized. All of the Company’s property and equipment was fully depreciated at June 30, 2013.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the quarters ending June 30, 2013 and 2012 were -0- and $24,010, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the quarters ending June 30, 2013, if any, and June 30, 2012 included compensation expense for share-based payment awards granted prior to June 30, 2013 and 2012, respectively.

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

JUNE 30, 2013 AND 2012

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION (continued)

In October 2012, the Company agreed to issue a total of 308,780 Andora shares and $120,919 in cash to two creditors, one of which was its former Chief Executive Officer and current Chief Financial Officer, E. Jamie Schloss, who received 243,156 Andora shares and $85,668 in cash, in settlement of $234,431 in claims.

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

At June 30, 2013, the Company owned 2,889,386 Andora shares valued at $1,733,632 (valued at $0.60 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

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

In October 2012, the balance owed to Mr. Schloss was $182,931 which increase was predominantly unpaid salary and expenses net of repayments. At that time the Company agreed to issue to Mr. Schloss 243,156 shares and $85,668 in cash in full settlement of the balance owed of $182,931.

At June 30, 2013, there was no balance due.

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

JUNE 30, 2013 AND 2012

NOTE 4 - CAPITAL STOCK (continued)

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

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors, Gemini Financial, in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration was not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil Corp. financial statements as well as a pro forma financial statement of the combined companies. The Company accounted for the warrants issued in accordance with ASC 815 (formerly EITF 00-19) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In December 2006, the FASB approved ASC 825 (formerly FSP EITF 00-19-2) “Accounting for Registration Payment Arrangements”, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and ASC 450 (formerly FASB Interpretation No. 14), “Reasonable Estimation of the Amount of a Loss.” The Company has evaluated the effect of how ASC 825 (formerly FSP EITF 00-19-2) and ASC 480 (formerly EITF Topic D-98) affected these accompanying financial statements. In adopting ASC 825 (formerly FSP EITF 00-19-2) accounting pronouncement on January 1, 2007, the Company reclassified the remainder of the warrant liability of $2,309,400 to permanent equity.

In January 2007, the Company issued 383,333 shares of Common Stock to two of the Company’s directors in connection with stock options exercised at an average of $0.24 per share for net proceeds of $91,867. In April 2007, the Company redeemed 2,000,000 shares of Common Stock for a note payable with Gemini, which 2,000,000 shares were cancelled.

In July 2007, the Company issued 400,000 pre reverse split common shares exercised at a price of $0.25 per share.

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

In 2010, the Company sold a total of pre reverse split 2,200,000 common shares with a total of 1,900,000 warrants for total proceeds of $218,000, net of fees, to various accredited investors and directors of the Company at prices from $0.05 to $0.11 per share.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 4 - CAPITAL STOCK (continued)

NOTE: All figures shown hereafter reflect the reverse common stock split which occurred on February 22, 2013:

In 2011, the Company sold a total of 112,500 common shares for total proceeds of $67,500 at $0.60 per share on a past reverse split basis.

In January 2012, the Company issued 8,500 shares of common shares and 8,500 warrants for total proceeds of $5,100. The warrants are exercisable for one year at a price of $1.00 per share.

In October 2012, the Company issued 7,000,000 shares of common stock for total proceeds of $350,000 at $0.05 per share.

On February 22, 2013, the Company completed a reverse 1 for 20 reverse common stock split and increased the authorized common shares to 400,000,000 from 200,000,000.

In March 2013, the Company issued a total of 3,216,615 common shares to Clark Morton, CEO and William Fitzgerald, President, pursuant to the stock purchase agreement dated October 18, 2012 at a price of $0.032 per share, valued at $100,000.

In June 2013, the Company issued a total of 200,000 common shares and stock purchase warrants to an accredited investor pursuant to a stock purchase agreement at a price of $0.50 per share, for total proceeds of $100,000.

NOTE 5 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the six months ended,
	June 30, 2013	June 30, 2012
Net Taxable Loss	$(225,000)	$(143,000)
Income tax computed at combined U.S. and state rates (30%)	(67,000)	(43,000)
Permanent differences	-	-
Changes in valuation allowance	67,000	43,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,541,000	$4,463,000
Other tax attributes	1,930,000	1,480,000
Less valuation allowance	(6,471,000)	(5,943,000)
Total	$-	$-

At June 30, 2013, Surge had net operating loss carryforwards of approximately $14,000,000 for federal and approximately $10,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $67,000 and $43,000 in the quarters ending June 30, 2013 and 2012 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforwards will not be available as a result of the change of control, which occurred in October 2012. The Company is open for the tax years ending 2009 through 2012.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 6 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at June 30, 2013. All figures are shown after the reverse stock split which occurred on February 22, 2013.

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	330,000	14.20
Granted	112,500	1.00
Exercised	-	-
Canceled or expired	(442,500)	(15.20)
Outstanding at December 31, 2012	8,500	$0.00
Granted and converted	377,500	0.72
Exercised	-	-
Canceled or Expired	(8,500)	-
Outstanding at June 30, 2013	377,500	$0.72

For the year ended December 31, 2012 the Company issued 8,500 warrants (on a post reverse split basis) which were fully vested at December 31, 2012. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2012 or 2011 for these warrants. During the year ended December 31, 2012, a total of 232,500 warrants expired unexercised.

For the quarter ended June 30, 2013, the company issued 267,500 warrants at an exercise price of $0.40 per share in exchange for cancelling a similar number of outstanding stock options as discussed below and on June 29, 2013 the Company issued 200,000 stock purchase warrants at an exercise price of $1.00 per share exercisable until December 31, 2014.

Stock options.

No new stock options were issued or exercised during the quarter ended June 30, 2013, however the same number of outstanding options were converted into warrants at the same exercise price.

Fair value expense of $0 and $24,010 was recorded for the six months ending June 30, 2013 and 2012 respectively using the Black-Scholes method of option-pricing model for vested options.

Stock options.

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	282,500	$1.40
Granted	50,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	332,500	$1.20
Granted	292,500	0.40
Cancelled or expired	(510,000)	(1.20)
Outstanding at June 30, 2013	115,000	$0.40

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In October 2012, Mr. Schloss’s prior employment agreement was terminated and he was employed on a month to month basis at a salary of $5,000 per month.

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

In October 2012, the Company employed three executives, Clark Morton (CEO), William Fitzgerald (President),and Conrad Negron (Sr. VP) on a month to month basis at a salary of $5,000 per month. Mr. Negron’s employment was terminated in May 2013.

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

The following is a description of our recent litigation:

On June 4, 2013, Funding Surge, LLC filed a lawsuit in the Superior Court of the State of California, Riverside County, Case Number INC 1303586. The Complaint alleges a single claim for breach of contract and asserts damages of $733,500. On July 22, 2013, the Company filed its answer, general denial and affirmative defenses. The Company believes the Complaint is meritless and intends to defend itself vigorously.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2011, the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $225 per month.

In April 2013, the Company agreed to pay rent at premises located at 1250 Tamiami Trail, Naples FL at the rate of approximately $1,395 per month on a month to month basis.

Employment Agreements

In July 2013, the Company agreed to a two year lease for office space at 1110 Brickell Avenue, Miami, FL at a rental of $2,750 per month.

All employees are currently employed on a month to month basis. See Note 7.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements

The Company had no outstanding consulting agreements as of June 30, 2013.

NOTE 10- SUBSEQUENT EVENTS

The Company entered into a new lease for space in Miami, Florida on July 16, 2013, for two years at a monthly rental of $2,750.00 per month commencing August 1, 2013.

The Company received $200,000 on July 17, 2013, from Fitzgerald Energy III LLC as a well production purchase.

The Company received $103,000 on July 26, 2013, from three Fitzgerald Energy LLC’s as a well production purchase.

On August 1, 2013, the Company (“Surge”) concluded the purchase of a 32% working interest (27.20 net revenue interest) from Padgett Energy, LLC, as operator of the Padgett/Danco 2013-A Joint Venture. The purchase price of the acquisition was $211,300. The property consists of a 170.80 acre tract of land located in Muhlenberg County KY on which two producing oil wells are currently producing about 20 bbls of oil per day (gross) and about 5.4 bbls/day(net) to Surge’s net revenue interest. The purchase agreement provided that the purchase price of $211,300 paid by Surge includes the two producing wells, a third well to be drilled and completed within the next 30 days, and two additional wells to be drilled after well #3 is completed. Surge will be obligated for approximately $29,167 for the completion costs for wells #4 and #5 in the event that completion of one or both of these wells is warranted. Padgett Energy, LLC will be the operator of all five wells on the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

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

General Overview

Surge Global Energy, Inc. (“Surge”) is a Delaware corporation traded on the OTCQB Markets and on the OTCBB Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211. Our telephone number is 800-284-3898 and our fax number is 786-923-0963. We maintain a website at www.SurgeGlobalEnergy.com. The contents of this website are not made a part of this filing.

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

In October 2012, the Company agreed to sell 7,000,000 post reverse split shares to William E. Fitzgerald and Clark Morton and agreed to sell and issue 3,216,715 additional post reverse shares which shares were issued on March 27 2013.

In March 2013, the Company issued 3,216,715 additional shares issued to Mr. Fitzgerald and Mr. Morton in consideration of an investment of $100,000. After this issuance, the total outstanding shares were 12,019,673 as at June 30 which are owned by Mr. Morton and Mr. Fitzgerald equally and which, in the aggregate, represented an ownership of 85% of the outstanding common shares at that time.

In June 2013, the Company sold 200,000 common shares at a price of $0.50 per share to an accredited investor for proceeds of $100,000 and in conjunction with this purchase, also issued 200,000 warrants at an exercise price of $1.00 per share exercisable until December 31, 2012.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

None.

Oil and Gas Drilling Activities

There were no oil and gas drilling activities in fiscal 2013 or 2012.

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

See Subsequent Event Note 10.

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

As of June 30, 2013, we owned a total of 2,889,386 shares in Andora valued at $1,733,632 for financial statement purposes ($0.60 per share).

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

In March 2013, the Company issued 1,608,357 and 1,608,358 post reverse split common shares referred to above to Clark Morton, its Chief Executive Officer and William Fitzgerald, its President, respectively.

In June 2013, the Company issued 200,000 common shares and 200,000 warrants to an accredited investor for total proceeds of $100,000.

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

In October 2012, the Company issued 7,000,000 post reverse split common shares and in March 2013, the Company issued an additional 3,216,715 common shares to its CEO, Clark Morton, and its President, William Fitzgerald. (See “Corporate History” above and Note 7 of the financial statements.)

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

Impairment of Long-Lived Assets

We have adopted U.S. GAAP Accounting Standards for Property, Plant and Equipment (ASC 360) ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted under counted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and the ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the three months ended June 30, 2013 and 2012 of $-0- and $24,010 respectively included compensation expense for share-based payment awards granted prior to June 30, 2013.

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

Results of Operations

For The Three Month Period Ending June 30, 2013 and June 30, 2012

The Company had no operating revenues in the three months ended June 30, 2013 or June 30, 2012.

For the three months ended June 30, 2013, the Company incurred a net loss of $87,565 compared with a loss of $63,408 for the comparable period in 2012, an increased loss of $24,157(38%) from the prior period.  The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended June 30, 2013 were $87,442 compared to $63,408 in the comparable three months ended June 30, 2013, an increase of $24,034 from the prior period. The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $51,500 in the three months ending June 30,2013 compared with $25,000 in the comparable period in 2012, an increase of $26,500; a decrease of legal fees of $1,827; and a decrease in all other expenses (net) of $639.

Net interest expenses for the three months ended June 30, 2013 was $123 compared with none for the three months ended June 30, 2012.

For The Six Month Period Ending June 30, 2013 and June 30, 2012

The Company had no operating revenues in the three months ended June 30, 2013 or June 30, 2012.

For the six months ended June 30, 2013, the Company incurred a net loss of $225,610 compared to a loss of $143,807 for the comparable period in 2012, an increased loss of $81,803(56%) from the prior period.  The principal reasons for this increased loss are set forth below:

Total operating expenses for the six three months ended June 30, 2013 were $225,273 compared to $142,647 in the six months ended June 30, 2012, an increase of $82,626(57%) from the prior period. The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $111,500 in 2013 from $52,000 in the comparable period in 2012, an increase of $59,500; an increase in shareholders expenses related to the reverse stock split of $16,044 in 2013 versus none in 2012, an increase in legal fees to $35,916 in 2013 compared to $18,025 in 2012; an increase in payroll tax expense of $9,102; a decrease of $24,010 in stock-based compensation expense during the six months ended June 30, 2013, a decrease in consulting fees to -0- in the six months ending June 30, 2013 compared to $5,100 in 2012, and a decrease in all other expenses (net) of $2,805.

Net interest expenses for the six months ended June 30, 2013 were $3,374 compared with versus net interest expense of $1,160 for the comparable period in 2012.

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

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $225,610 and $143,807 for the six month periods ending June 30, 2013 and 2012, respectively. The Company’s cash position as of June 30, 2013 was $195,513 compared with $90,541 at December 31, 2012, an increase of $104,972. The Company’s current liabilities, on a consolidated basis, increased to $267,461 at June 30, 2013 from $39,243, an increase of $228,218.

The Company’s net working capital deficit of $65,321 at June 30, 2013, compared with working capital of $60,289 at December 31, 2012.

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

Our principal executive officer, Clark Morton, and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of June 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the principal financial officer that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is one pending open litigation matter affecting the Company:

On June 4, 2013, Funding Surge, LLC filed a lawsuit in the Superior Court of the State of California, Riverside County, Case Number INC 1303586. The Complaint alleges a single claim for breach of contract and asserts damages of $733,500. On July 22, 2013, the Company filed its answer, general denial and affirmative defenses. The Company believes the Complaint is meritless and intends to defend itself vigorously.

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

During the three months ended March 31, 2013 and six months ended June 30, 2013, there were no material changes to the information in our 2012 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the three months ended June 30, 2013, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
June 29, 2013	Common Stock	200,000 common shares	$100,000, no commissions paid	Accredited Investor	Rule 506; Section 4(2)

June 29, 2013	Warrant	200,000 common stock purchase warrants	Included in the purchase price of the commons hares	Accredited Investor	Rule 506; Section 4(2)

During the six months ended June 30, 2013, there were no repurchases by the Company of its Common Stock.

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
(i) Consolidated Balance Sheets at March 31, 2013(unaudited) and December 31, 2012.
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending June 30, 2013 and 2012
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending June 30, 2013 and June 30, 2012, and inception of development stage to June 30, 2013, and
(iv) the notes to unaudited financial statements.*

___________________

*	Filed herewith.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2013	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2013	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

