Form 10-Q
period 2013-09-30
Surge Global Energy, Inc.
filed 2013-11-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 14, 2013, the Registrant had 12,919,673 shares of common stock issued and outstanding.

2

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Financial Statements (Unaudited)

Page No

Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	F-1

Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended September 30, 2013 and September 30, 2012, and for the period from January 1, 2005 (inception of exploration stage) through September 30, 2013	F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the period from January 1, 2005 (inception of exploration stage) through September 30, 2013	F-3

Notes to Unaudited Consolidated Condensed Financial Statements	F-6 - F-15

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,716	$90,541
Accounts Receivable	1,394	-
Prepaid expenses	7,750	8,991
Total current assets	193,860	99,532

Oil and gas properties (net of amortization of $374)	242,096	-
Investment in Andora Energy (Note 2)	1,658,086	1,733,632
Property and equipment of $49,368 and $36,345 respectively, net of accumulated depreciation of $36,707 and 36,345, respectively	12,661	-
Security Deposits	5,000	-

Total assets	$2,111,703	$1,833,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,083	$39,243
Loans payable-related parties	393,000	-
Total current liabilities	503,083	39,243

Total liabilities	503,083	39,243

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 12,719,673 and 8,802,869 shares issued and outstanding, respectively	12,720	8,803
Additional paid-in capital	55,488,409	55,040,326
Common stock subscriptions	-	100,000
Accumulated other comprehensive income (loss)	(75,546)	-
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(41,479,451)	(41,017,696)

Total stockholders’ equity	1,608,620	1,793,921

Total liabilities and stockholders’ equity	$2,111,703	$1,833,164

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,		For the period from January 1, 2005 (date of inception of exploration stage) through
	2013	2012	2013	2012	September 30, 2013

Revenues:
Oil and Gas Revenues	$1,717	$-	$1,717	$$ -	$1,717
Oil and gas expenses	(697)	-	(697)	-	(697)
Gross Income	1,020	-	1,020	-	1,020
Operating Expenses:
Selling, general and administrative expense	236,803	59,483	462,076	201,749	24,878,994
Accretion, depreciation and amortization	362	635	362	1,016	479,692
Oil and gas impairment	-	-	-	-	11,425,969
Total operating expenses	237,165	60,118	462,438	202,765	36,784,665
Loss from operations	(236,145)	(60,118)	(461,418)	(202,765)	(36,783,635)
Equity in losses from affiliates	-	-	-	-	(2,099,663)
Impairment of marketable securities	-	-	-	-	(3,707,513)
Loss on redemption of preferred shares	-	-	-	-	(105,376)
Revaluation loss net of warrant liability	-	-	-	-	(431,261)
Gain (loss) on sale of marketable securities	-	(51)	-	(51)	1,067,814
Warrants issued for Peace Oil acquisition		-	-	-	(368,000)
Interest income (expense) net	-	(20,034)	(337)	(21,194)	(4,256,018)
Gain on disposition of Peace Oil Corp.		-	-	-	1,525,105
Loss from continuing operations, before income taxes and non-controlling interest	(236,145)	(80,203)	(461,755)	(224,010)	(45,158,547)
Provision for income taxes	-	-	-	-	-
Loss before non-controlling interest	(236,145)	(80,203)	(461,755)	(224,010)	(45,158,547)
Gain applicable to non- controlling interest	-	-	-	-	3,679,096
Net loss	$(236,145)	$(80,203)	$(461,755)	$(224,010)	$(41,479,451)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(75,546)	(959,450)	(75,546)	(959,450)	(75,546)
Foreign currency translation adjustment	-	-	-	-	-
Comprehensive loss	$(311,691)	$(1,039,653)	$(537,301)	$(1,183,460)	$(41,554,997)
Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.12)
Weighted average shares outstanding	12,225,108	1,802,869	11,088,811	1,802,402

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended		For the period from January 1, 2005 (date of inception of exploration stage) through
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(461,755)	$(224,010)	$(41,479,451)
Non-controlling interest	-		(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	736	1,016	480,066
Write-off of property and equipment	-		4,984
Realized loss (gain) on sale of marketable securities	-		(1,066,277)
Loss from redemption of preferred shares	-		105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net of liabilities	-		(1,525,105)
Share of affiliate loss	-		2,099,663
Impairment of oil and gas properties	-		11,425,969
Amortization/write-off of debt discount-beneficial conversion feature of convertible debenture	-		1,022,492
Impairment of marketable securities	-		1,786,498
Share-based compensation	-	28,740	6,987,280
Gain/loss on revaluation of warrant liabilities	-		431,261
Non-cash compensation Andora shares			185,268
Warrant expense	-		445,352
Interest on Gemini note	-		230,000
Amortization of deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-		(137,500)
Amortization of discount attributable to warrants	-		629,192
Beneficial conversion feature in connection with issuance of convertible notes payable	-		1,076,575
Debt discount	-		1,010,679
Founders stock	-		4,265,640
Changes in operating assets and liabilities:
Production payment and other receivables	-	140,000	7,616
Accounts Receivable	1,394	-	1,395
Prepaid expense and other assets	1,241	4,924	(27,010)
Other assets	(5,000)		75,958
Accounts payable and accrued liabilities	70,840	12,780	697,138
Officer loans Payable		11,579	-
Income taxes payable	-	-	-
Net cash received in operating activities	$(395,332)	$(24,971)	$(11,909,788)

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		For the period from January 1, 2005 (inception of exploration stage) through
	2013	2012	September 30, 2013
Cash flows from investing activities:
Purchases of property and equipment	(13,023)	-	(130,448)
Proceeds from sale of marketable securities	-	-	589,506
Proceeds from sale of investment	-	-	600,000
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	(242,470)	-	(13,612,999)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,314,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	(255,493)	-	(6,554,494)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	452,000	5,100	5,150,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(330,000)
Common stock subscribed	(100,000)		-
Investment obligation	393,000		393,000
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	15,000	10,526,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Deferred financing costs	-	-	(1,208,375)
Net cash (used in) provided by financing activities	745,000	20,100	18,550,557

Effect of exchange rates on cash and cash equivalents	0	-	(61,494)

Net increase (decrease) in cash and cash equivalents	94,175	(4,871)	24,781

Cash and cash equivalents at the beginning of the period	90,541	14,659	159,935
Cash and cash equivalents at the end of the period	$184,716	$9,394	$184,716

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the nine months ended September 30,		For the period from January 1, 2005 (date of inception of exploration stage) through
	2013	2012	September 30, 2013

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$123	$5,547	$525,130
Cash paid during the period for income taxes	$-	$-	-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable	$-	$-	$1,710,000
Cancellation of common shares	$-	$-	$1,000
Unrealized (gain) loss on available for sale securities	$75,546	$-	$75,546
Note payable issued for investment	$-	$-	$225,000
Exchange of North Peace shares for common shares	$-	$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture	$-	$-	$2,099,067
Andora shares issued on settlement of litigation	$-	$-	$645,780
Andora shares issued in lieu of cash compensation	$-	$-	$215,273

See accompanying notes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

For the period from January 1, 2005 (inception of exploration stage) through September 30, 2013, the Company has accumulated exploration stage losses of $41,554,997. The Company will cease to be an exploration stage oil and gas corporation once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

SEPTEMBER 30, 2013 AND 2012

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

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $184,716 cash in accounts maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

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

Foreign Currency Translation

Assets and liabilities in foreign currency are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustment, if any, is recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in the statements of operations.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $461,755 and $224,010 for the nine month periods ending September 30, 2013 and 2012, respectively, an increased loss of $237,745. The Company’s cash position as of September 30, 2013 was $184,716 compared with $90,541 at December 31, 2012, an increase of $94,175. The Company’s current liabilities, on a consolidated basis, exceeded its current assets by $308,403 at September 30, 2013, compared with current assets in excess of current liabilities by $60,289 at December 31, 2012.

Management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $362 and $1,016 for the nine months ending September 30, 2013 and 2012, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the nine months ending September 30, 2013 and 2012 were -0- and $28,740, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

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

SEPTEMBER 30, 2013 AND 2012

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

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation (“Andora”). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock. The Company exchanged its 11,550,000 shares of Signet common stock for a total of 3,429,138 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora. At that time, 3,429,138 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet.

In connection with a Dynamo Energy litigation claim arising in 2008, Andora was entitled to recover a claim of legal fees from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals, which only allowed the escrowed shares to be released upon settlement of all claims. Pursuant to the agreement reached between the Company and Andora, the Company agreed to return 375,000 Andora shares to Andora in full settlement of all legal fees owed and release all remaining shares from the Escrow account to the Company.

In 2009, the Company reached settlements with two former directors which increased the Andora shares owned by 177,361 shares (net).

During the years ended December 31, 2010 and 2011, the Company agreed to issue 33,333 Andora shares in lieu of $20,000 in cash compensation to its former Chief Executive Officer due under his employment agreement

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION (continued)

In October 2012, the Company agreed to issue a total of 308,780 Andora shares and $120,919 in cash to two creditors, one of which was its former Chief Executive Officer and current Chief Financial Officer, E. Jamie Schloss, who received 243,155 Andora shares and $85,668 in cash, in settlement of $234,431 in claims.

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

During the quarter ended September 30, 2013, the Company recorded a temporary writedown of the Andora shares in the amount of $75,546 compared with a temporary writedown of $959,450 in the quarter ended September 30, 2012.

At September 30, 2013, the Company owned 2,889,386 Andora shares valued at $1,658,086 ($0.57 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

NOTE 3 - CAPITAL STOCK

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

.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 3 - CAPITAL STOCK (continued)

Common Stock

On February 22, 2007, the Company approved an increase to the Company’s authorized shares of capital stock to an aggregate of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation.

The Company is not currently subject to any contractual arrangements which restrict its ability to pay cash dividends. The Company’s Certificate of Incorporation prohibits the payment of cash dividends on the Company’s Common Stock in excess of $0.05 per share per year so long as any one preferred stock remains outstanding unless all accrued and unpaid dividends on one preferred stock has been set apart and there are no arrearage with respect to the redemption of any preferred stock.

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

SEPTEMBER 30, 2013 AND 2012

NOTE 3 - CAPITAL STOCK (continued)

NOTE: All figures shown hereafter reflect the reverse common stock split which occurred on February 22, 2013:

In 2011, the Company sold a total of 112,500 common shares for total proceeds of $67,500 at $0.60 per share on a post reverse split basis.

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

In September 2013, the Company issued a total of 500,000 common shares and stock purchase warrants to an accredited investor pursuant to a stock purchase agreement at a price of $0.50 per share, for total proceeds of $350,000, of which $200,000 was paid in cash and $150,000 reduced our investment obligation.

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the nine months ended,
	September 30, 2013	September 30, 2012
Net Taxable Loss	$(460,000)	$(224,000)
Income tax computed at combined U.S. and state rates (30%)	(138,000)	(67,000)
Permanent differences	-	-
Changes in valuation allowance	138,000	67,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of September 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,001,000	$4,754,000
Other tax attributes	1,930,000	1,256,000
Less valuation allowance	(6,609,000)	(6,010,000)
Total	$-	$-

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 4 - INCOME TAXES (continued)

At September 30, 2013, Surge had net operating loss carryforwards of approximately $14,000,000 for federal and approximately $10,000,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $138,000 and $67,000 in the nine months ending September 30, 2013 and 2012 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforwards will not be available as a result of the change of control, which occurred in October 2012. The Company is open for the tax years ending 2009 through 2012.

NOTE 5 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at June 30, 2013. All figures are shown after the reverse stock split which occurred on February 22, 2013.

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	330,000	14.20
Granted	112,500	1.00
Exercised	-	-
Canceled or expired	(442,500)	(15.20)
Outstanding at December 31, 2012	8,500	$1.00
Granted and converted	852,500	0.89
Exercised	-	-
Canceled or Expired	(8,500)	(1.00)
Outstanding at September 30, 2013	852,500	$0.89

For the year ended December 31, 2012 the Company issued 8,500 warrants (on a post reverse split basis) which were fully vested at December 31, 2012. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2012 or 2011 for these warrants.

For the quarter ended June 30, 2013, the company issued 152,500 warrants at an exercise price of $0.40 per share in exchange for cancelling a similar number of outstanding stock options as discussed below.

On June 29, 2013 the Company issued 200,000 stock purchase warrants at an exercise price of $1.00 per share exercisable until December 31, 2014.

On September 30, 2013 the Company issued 500,000 warrants with an exercise price of $1.00 per share until December 31, 2014.

Stock options.

No new stock options were issued or exercised during the quarter ended September 30, 2013. In the quarter ending September 30, 2012, 152,500 outstanding options were converted into warrants at the same exercise price.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 5 - WARRANTS AND STOCK OPTIONS (continued)

Fair value expense of $0 and $28,740 was recorded for the nine months ending September 30, 2013 and 2012 respectively using the Black-Scholes method of option-pricing model for vested options.

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	282,500	$1.40
Granted	50,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	332,500	$1.20
Granted	115,000	0.40
Cancelled or expired	(332,500)	(1.20)
Outstanding at September 30, 2013	115,000	$0.40

NOTE 6 - INVESTMENT OBLIGATION

In February, 2013 the Company received an investment obligation advance of $240,000 from Fitzgerald Energy III, a related party.

In July, 2013, the Company received additional investment obligation advances totaling of $303,000 From Fitzgerald Energy Group and in September, 2013, the Company repaid $150,000 of the investment obligation. After the foregoing transactions the balance owed at September 30, 2013 was $393,000.

The Investment Obligation is a non-interest bearing loan repayable from the income from both current and future oil and gas properties.

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

In October 2012, Mr. Schloss’s prior employment agreement was terminated and he is employed on a month to month basis at a salary of $5,000 per month.

For the years ending December 31, 2011 and 2010, a total of 33,333 Andora shares were issuable to Mr. Schloss pursuant to this agreement and $20,000 in salary was converted into Andora shares. The total loans, deferred salary and expenses due Mr. Schloss at December 31, 2011 totaled $167,000.

During the twelve months ending December 31, 2012, the loan, deferred salary and expenses balance was paid in full. See Note 3 for additional details.

In October 2012, the Company employed three executives, Clark Morton (CEO), William Fitzgerald (President), and Conrad Negron (Sr. VP) on a month to month basis at a salary of $5,000 per month. Mr. Negron’s employment was terminated in May 2013.

See footnote 6 for additional related party transactions.

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 8 - LITIGATION MATTERS (continued)

On June 4, 2013, Funding Surge, LLC filed a lawsuit in the Superior Court of the State of California, Riverside County, Case Number INC 1303586. The Complaint alleges a single claim for breach of contract and asserts damages of $733,500. On July 22, 2013, the Company filed its answer, general denial and affirmative defenses. The Company believes the Complaint is meritless, intends to defend itself vigorously, and has filed a cross complaint alleging fraud and numerous other causes of action.

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

Consulting Agreements

The Company had no outstanding consulting agreements as of September 30, 2013.

NOTE 10 - SUBSEQUENT EVENTS

In October, 2013, the Company sold 200,000 common shares at $0.50 per share for $100,000 and issued 200,000 stock purchase warrants exercisable at $1.00 per share until December 31, 2014.

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

During the quarter ended September 30, 2013 we acquired an oil and gas property located on 170 acres consisting of 4 producing wells and the Company entered into a letter of intent to acquire interests in Amazing Energy Group, a privately held independent oil and gas exploration company in the Permian Basin in Pecos County, Texas (West Texas), an area of known oil reserves and producing wells. The Company currently is engaged in negotiations concerning the feasibility, outline and development of a production partnership for the purposes of acquiring the oil & gas assets of Amazing Energy Group.

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

In October 2012, the Company agreed to sell 7,000,000 post reverse split shares to William E. Fitzgerald and Clark Morton and agreed to sell and issue 3,216,715 additional post reverse shares which shares were issued on March 27, 2013.

In March 2013, the Company issued 3,216,715 additional shares issued to Mr. Fitzgerald and Mr. Morton in consideration of an investment of $100,000. After this issuance, the total outstanding shares were 12,019,673 as at June 30, 2013 which are owned by Mr. Morton and Mr. Fitzgerald equally and which, in the aggregate, represented an ownership of 85% of the outstanding common shares at that time.

In June 2013, the Company sold 200,000 common shares at a price of $0.50 per share to an accredited investor for proceeds of $100,000 and in conjunction with this purchase, also issued 200,000 warrants at an exercise price of $1.00 per share exercisable until December 31, 2014.

In September 2013, the Company sold 500,000 common shares at a price of $0.50 per share to an accredited investor for cash proceeds of $100,000 and a reduction in the investment obligation due the Fitzgerald Group, and in conjunction with this purchase also issued 500,000 warrants at an exercise price of $1.00 per share exercisable until December 31, 2014.

Because we are an exploration stage company, the inability to develop successful oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

None.

Oil and Gas Drilling Activities

The Company acquired a 32% working interest in the Robison lease located in Muhlenberg County, Kentucky for $240,470. At the time of the purchase the lease consisted of two producing oil wells. During the September, 2013 quarter and subsequently, the Operator of the property drilled two additional oil wells which tested as productive. The Operator is continuing to re-enter and test the property to maximize production levels.

The Company also acquired interests in two energy joint ventures valued at $2,000 during the quarter ended September 30, 2013.

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

In October 2012, the Company agreed it would take steps to contribute as promptly as possible 2,889,386 shares of common stock of Andora held by it to its wholly-owned subsidiary, Cold Flow Energy ULC, an Alberta corporation (“Cold Flow”), or a newly-formed wholly-owned subsidiary, Surge Holding Co., a Delaware corporation (either or both, the “Holding Company”). The Buyers and the Company have agreed that the Holding Company and the Andora Shares will not be disposed of by the Company for any purpose until the later of (i) April 30, 2014 or (ii) 180 days after the subsequent closing date (the “Distribution Date”). This restriction on the time period for the disposition of the Andora Shares or of the Holding Company may be waived in the event that the value of the total non-cash assets of the Company exceeds the value of the Andora Shares. Three of the Company’s current directors, Charles V. Sage, Edwin J. Korhonen and E. Jamie Schloss, were appointed directors of the Holding Company and Messrs. Sage and Schloss were appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date. Expenses relating to the proposed distribution can be paid in Andora shares which will reduce the shares actually to be distributed.

On the Distribution Date, the Company will distribute the shares of the Holding Company (or the Andora Shares) or a liquidating dividend to the shareholders of the Company other than the Buyers and their affiliates and transferees and any other holders of the Common Stock issued subsequent to the closing dates (including any purchaser of Common Stock of the Company in any private placement subsequent to the closing dates but excluding holders who have obtained shares in the public markets); provided, however, that such a dividend can be paid pursuant to applicable corporate laws and in compliance with all securities laws. The mechanism for such distribution shall be agreed upon between the Company and the majority of the directors of the Holding Company. As of the date of this report the Company has yet to transfer the Andora shares to Surge Holding Co.

As of September 30, 2013, we owned a total of 2,889,386 shares in Andora valued at $1,658,086 for financial statement purposes ($0.57 per share). At the time these shares are distributed to shareholders owning Surge Global Energy, Inc. common shares the Andora shares will be either distributed in kind or as shares of Surge Holding Co. and the Company will case to own this asset.

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

In October 2012, the Company issued a total of 7,000,000 post reverse split common shares for total proceeds of $350,000..

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

In September 2013, the Company issued 500,000 common shares and 500,000 warrants to an accredited investor.

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

Government and Environmental Regulation

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the United States relating to environmental, health and safety matters; laws effecting petroleum, chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. Foreign and domestic development, production and sale of oil are extensively regulated in Canada at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada and multiple state statutes and regulations where we intend to conduct operations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

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

In October 2012, the Company issued 7,000,000 post reverse split common shares and in March 2013, the Company subsequently issued an additional 3,216,715 common shares to its CEO, Clark Morton, and its President, William Fitzgerald. (See “Corporate History” above and Note 7 of the financial statements.)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated statement of operations for the three months ended September 30, 2013 and 2012 of $-0- and $28,740 respectively included compensation expense for share-based payment awards granted prior to September 30, 2013.

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

Results of Operations

For The Three Month Period Ending September 30, 2013 and September 30, 2012

The Company had gross operating revenues of $1,717 revenues in the three months ended September 30, 2013 compared with none in the quarter ended June 30, 2012.

For the three months ended September 30, 2013, the Company incurred a net loss of $236,145 compared with a loss of $80,203 for the comparable period in 2012, an increased loss of $165,942 from the prior period. The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended September 30, 2013 were $236,083 compared to $59,483 in the comparable three months ended September 30, 2013, an increase of $176,600 from the prior period. The increase in operating expenses was attributable primarily to an increase in officer’s and employee salaries to $80,000 in the three months ending September 30,2013 compared with $18,000 in the comparable period in 2012, an increase of $62,000: an increase of legal fees of $40,798 mainly from the pending lawsuit; an increase in employment placement fees of $30,000, an increase in accounting, consulting and public relations fees of $12,000; an increase in rent expense of $4,166, an increase in travel and entertainment expenses of $9,047;and an increase in all other expenses (net) of $18,889.

Net interest expenses for the three months ended September 30, 2013 was $0 compared with $20,034 for the three months ended September 30, 2012.

For The Nine Month Period Ending September 30, 2013 and September 30, 2012

The Company had $1,717 in operating revenues in the nine months September 30, 2013 compared with none in the comparable period in 2012.

For the nine months ended September 30, 2013, the Company incurred a net loss of $461,755 compared to a loss of $224,010 for the comparable period in 2012, an increased loss of $237,745(106%) from the prior period. The principal reasons for this increased loss are set forth below:

Total operating expenses for the nine months ended September 30, 2013 were $462,438 compared to $202,765 in the nine months ended September 30, 2012, an increase of $259,723 (128%) from the prior period. The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $191,500 in 2013 from $70,000 in the comparable period in 2012, an increase of $121,500; an increase in shareholders expenses related to the reverse stock split of $17,918 in 2013 versus none in 2012, an increase in legal fees to $99,209 in 2013 compared to $43,020 in 2012, an increase of $56,189; an increase in payroll tax expense of $1,727; a decrease of $28,740 in stock-based compensation expense during the nine months ended September 30, 2013, an increase in consulting and accounting fees to $24,000 in the nine months ending September 30, 2013 compared to $18,225 in 2012, an increase of $5,775; an increase in rent expense of $7,999; and an increase in all other expenses (net) of $41,946.

Net interest expenses for the nine months ended September 30, 2013 were $337 compared with versus net interest expense of $21,194 for the comparable period in 2012, a decrease of $20,857.

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

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $461,755 and $224,010 for the nine month periods ending September 30, 2013 and 2012, respectively. The Company’s cash position as of September 30, 2013 was $184,716 compared with $90,541 at December 31, 2012, an increase of $94,175. The Company’s current liabilities, on a consolidated basis, increased to $503,083 at September 30, 2013 from $39,243, an increase of $463,840.

The Company’s net working capital deficit of $309,223 at September 30, 2013, compared with working capital of $60,289 at December 31, 2012, a decrease of $369,512.

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

Our principal executive officer, Clark Morton, and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of September 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the principal financial officer that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 4, 2013, Funding Surge, LLC filed a lawsuit in the Superior Court of the State of California, Riverside County, Case Number INC 1303586. The Complaint alleges a single claim for breach of contract and asserts damages of $733,500. On July 22, 2013, the Company filed its answer, general denial and affirmative defenses. The Company believes the Complaint is meritless, intends to defend itself vigorously, and filed a cross complaint against Funding Surge,LLC and its principal owner.

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

During the three months ended September 30, 2013 and nine months ended September 30, 2013, there were no material changes to the information in our 2012 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the three months ended September 30, 2013, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
September 30, 2013	Common Stock	500,000 common shares	$100,000, no commissions paid	Accredited Investor	Rule 506; Section 4(2)

September 30, 2013	Warrant	500,000 common stock purchase warrants	Included in the purchase price of the commons shares	Accredited Investor	Rule 506; Section 4(2)

During the nine ended September 30, 2013 there were no repurchases by the Company of its Common Stock.

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
(i) Consolidated Balance Sheets at September 30, 2013(unaudited) and December 31, 2012.
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending September 30, 2013 and 2012
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending September 30, 2013 and September 30, 2012, and inception of development stage to September 30, 2013, and September 30, 2012.
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

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2013	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2013	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

