Form 10-K
period 2013-12-31
Surge Global Energy, Inc.
filed 2014-04-09
CIK 1053648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 0-24269

SURGE GLOBAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	34-1454529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75-153 Merle Drive, Suite B, Palm Desert CA	92211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including are code: (800) 284-3898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s approximately 1,885,458 shares of common stock (held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.14) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $264,000.

The number of shares outstanding of the registrant’s common stock at April 9, 2014 was 13,969,673.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates,” “believes,” “expects,” “intends,” forecasts,” estimates,” “plans,” “future,” “strategy,” or words of similar meaning. In particular, the following types of statements are forward-looking:

●	statements regarding our potential growth opportunities;

●	statements regarding our ability to generate revenues from our operations;

●	statements regarding our anticipated exploration work;

●	statements regarding our ability to extract, refine, sell oil or sell oil properties;

●	statements regarding our estimated future costs and expenses; and

●	statements regarding ability to comply or continue to comply with governmental regulations.

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-K. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I

ITEM 1. BUSINESS

General Overview

Surge Global Energy, Inc. (“Surge”) is a Delaware corporation traded on the OTCQB Markets and the OTC Markets, Inc. “Pink Sheets” under the symbol “SRGG.” Our principal executive office is located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211 and our international sales office is located at 1110 Brickell Avenue, Suite 317, Miami FL 33131. Our telephone number is (800) 284-3898 and our fax number is (786) 923-0963. We maintain a website at www.SurgeGlobalEnergy.com. The contents of this website are not made a part of this filing.

We are an oil and gas exploration and development company. The Company currently owns a 32% working interest in four oil wells located in Kentucky, partnership interests of oil wells located in Texas, and is engaged in negotiations concerning the feasibility, outline and development of a production partnership for the purposes of developing oil & gas assets located in the Gulf of Guinea and surrounding offshore area of West Africa on the Atlantic Ocean. It is the Company’s present intent to acquire interests in existing production sites or historical production sites with proved reserves. We intend to actively participate in drilling for oil and gas for our own account and to participate with others in drilling opportunities. We will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than us or our co-interest holders. In the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. In the current oil and gas lease environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by us or that we can sell prospects or obtain financing for, or participate with others to join in the development of, prospects.

Corporate History

We were incorporated as The Havana Group, Inc. on November 25, 1997 under the laws of the state of Delaware. Our initial business was the sale of pipes and tobacco products and we completed our initial public sheet and the cancellation of outstanding Preferred A and Preferred B shares and indebtedness related to the discontinued tobacco and pipe business.

From 2005 through 2013, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development. Because our operations from 2005 forward have not generated any substantial revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous. Our management had also undergone a number of changes during this period.

In October 2012 and February 2013, the Company issued a total of 10,216,715 post reverse split shares to William E. Fitzgerald, President, and Clark Morton, Chief Executive Officer, which shares have been subscribed for and paid for. After this sale, they owned approximately 85.00% of the total outstanding shares of the Company. In February 2013, the Company completed a 1 for 20 reverse stock split reducing the outstanding shares from 176,057,387 to 8,802,958 common shares, adjusted for the rounding of fractional common shares issued in conjunction with the reverse stock split. Including the additional shares due Mr. Fitzgerald and Mr. Morton and fractional shares issued in conjunction with the reverse split, the total outstanding shares were 12,019,673 at March 31, 2013.

In June, September, and October, 2013, the Company sold a total of 900,000 shares to three accredited investors for total proceeds of $452,000 which increased the total outstanding shares to 12,919,673 at December 31, 2013.

From January 1, 2014 to March 31, 2014 the Company sold 1,050,000 common shares to two accredited investors for total proceeds of $1,054,500.

Because we are an exploration stage company, the inability to develop oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

None.

Oil and Gas Drilling Activities

There were oil and gas drilling activities in fiscal 2013 but not in 2012. In August through November, 2013 we acquired a 32% working interest in four oil and gas wells located in Muhlenberg County, Kentucky. Two of these wells were drilled and completed in 2013. We also acquired small interests in two oil and gas partnerships located in Texas. The Company took an impairment of $200,000 in the year ended December 31, 2013 for the Kentucky property. In 2013, the Company recorded a temporary impairment of the Andora property of $104,018 to reflect our revised estimate of the net realizable value. The Company recorded an impairment of $1,340,852 in the year ended December 31, 2012 for the Andora property.

During 2013, the Company had several opportunities to invest in new oil and gas properties. However, the Company was unable to obtain additional financing to invest in any other new projects. The Company’s ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all. See “Risk Factors.”

Andora Energy Corporation (formerly Signet Energy)

In 2005, we formed a Canadian subsidiary that entered into an agreement to drill wells in the Sawn Lake Property located in Northern Alberta, Canada with Deep Well Oil & Gas, Inc. (“Deep Well”) and Northern Alberta Oil Ltd. (“NAOL”). In November 2005, that subsidiary, renamed Signet Energy, Inc. (“Signet”), was reorganized. At that time, Surge issued 5.1 million of common stock in its Canadian subsidiary to former Signet officers, directors and certain shareholders, and transferred shares of Signet to Deep Well, NAOL and Surge. Surge retained 10,500,000 shares of Signet after the foregoing transaction (approximately 49%) of Signet on a non-diluted basis. As a result, we became a minority shareholder in Signet, and obtained leases of oil and gas properties from Deep Well and NAOL. In July 2006, our interest in Signet was further diluted by the issuance of additional equity by Signet. On September 17, 2007, Signet combined with Andora Energy Corporation (“Andora”), resulting in further dilution of our interest in the combined entity to approximately 5.6% of the fully diluted shares of Andora. In exchange for our Signet shares we received 3,429,138 shares of Andora.

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

The distribution will occur as soon as practical after a pending determination of the tax consequences, if any, and the determination of the method of distribution, upon approval of FINRA.

We owned a total of 2,889,386 shares in Andora valued at $1,629,614 for financial statement purposes ($0.5640 per share) after taking a permanent writedown of $1,340,852 in fiscal 2012 due to market conditions and a temporary writedown of $104,018 at December 31, 2013 to reflect the decline in the current market value of this property after conversion into US dollars. Some of these shares will be used to finance the distribution of the Andora shares as discussed above. Andora is a privately owned oil and gas company which is 71.80% owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange. The Company owns approximately 3% of the total outstanding shares of Andora.

Other

During 2011, the Company sold a total of 112,500 common shares for $67,500.

In September 2011, the Company issued a Convertible Note to Asher Enterprises for $45,000 and repaid the Note in full in February, 2012. See Notes to Consolidated Financial Statements for complete details.

In January 2012, the Company issued 8,500 common shares at $0.03 per common share.

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

In March, 2013, the Company issued the 3,216,675 in post reverse split shares that were subscribed for in 2012 for $100,000.

In June, September and October 2013, the Company issued a total of 900,000 common shares for total proceeds of $452,000.

From January 1, 2014 to March 31, 2014, the Company sold 1,050,000 common shares to two accredited investors for total proceeds of $1,044,500.

Competition

The oil and gas business is highly competitive. Subject to additional financing, of which we can provide no assurances, we will try to compete with private, public and state-owned companies in all facets of the oil business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent and major oil and gas companies and oil and gas syndicates actively seek out and bid for both oil and gas prospects with substantially greater financial and personnel resources and operating histories than we do. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products.

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

Number of Total Employees and Number of Full-time Employees

At December 31, 2013, the Company had five (5) full time employees. From our inception through the period ended December 31, 2013, we have relied on the services of outside consultants for services in addition to from one (1) to five (5) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

RISKS RELATED TO OUR COMPANY

Risk Factors

Loss of Investment Company Act Exclusion Would Adversely Affect Our Business.

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

We have a history of net losses and expect that our operating expenses will continue the need to raise additional financing as we have no revenues. Our business model contemplates expansion of our business by identifying and purchasing or leasing additional oil and gas properties, subject to availability of sufficient cash resources. To make these purchases or leases, our capital needs will increase substantially. We have limited working capital and cash resources to fund our oil and gas exploration operations. We may need to become involved in litigation to preserve our rights, the outcome and legal expense of which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding that we will need to drill wells on leases owned, to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain new funding (and/or joint venture partners willing to fund specific exploration projects) when it will be required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on then existing funding commitments to third parties and forfeit or dilute our rights in any then existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis.

We may be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. Any claim that is successfully asserted against us could result in significant damage claims, legal fees, and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which would adversely affect our financial condition, results of operations or cash flows.

We do not operate our properties or the entities in which we hold interests and we therefore have no influence over the testing, drilling and production operations of our properties.

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

We do not currently own any new exploration and development projects. Whether we ultimately undertake additional exploration or development projects will depend on the following factors:

●	availability and cost of capital both by the Company and our planned majority partners;

●	receipt of additional seismic data or the reprocessing of existing data;

●	current and projected oil or natural gas prices;

●	reserve results could be less than our anticipated recovery rate range;

●	success or failure of activities in similar areas;

●	changes in the estimates of the costs to complete the projects;

●	our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and costs and exposure to risks;

●	decisions of our joint working interest owners and partners; and

●	market prices for our oil field assets could change and could vary when the development efforts and subsequent oil field values accrue.

We will continue to gather data about projects and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. You should understand that our plans regarding our projects might change. Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, an ability to transport oil and gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. For example, a decline in the market price of oil or gas to an amount that is less than the cost of recovery of such oil or gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

We rely heavily upon reserve, geological and engineering data when determining whether or not to invest in a particular oil and gas property.

The reserve, geological and engineering data information that we use in evaluating oil and gas prospects is based on estimates involving a great deal of uncertainty. Different engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and gas exists at a particular location, and whether oil and/or gas and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from oil or gas produced from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ substantially from estimates.

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

Our business operations are presently managed by four key employees, Clark Morton, who serves as our Chief Executive Officer, E. Jamie Schloss, who serves as our Chief Financial Officer, Alberto Bellorin who serves as Vice President for Capital Funding and Finance and Ms. Nancy Proano who serves as the Director of Corporate Development. The loss of the services of any of these employees could seriously impair our business operations. All executives are employed on a month to month basis.

We do not have key man life insurance on our Chief Executive Officer, Chief Financial Officer, or any of our executives, directors or employees. We can provide no assurances that any officer or director or employee employment will be extended on terms satisfactory to us, if at all, or that qualified replacements can be hired by the Company on reasonable terms.

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

Review of Risks Arising from Compensation Policies and Practices.

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

Our stock price may decline at such time as we make a distribution of the Andora common stock.

All of our outstanding shares of common stock are either free trading or eligible for sale pursuant to Rule 144 in accordance with requirements and the limitation contained therein. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market or a distribution of the Andora common may cause the stock’s market price to decline.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB Bulletin Board, we could be subject enforcement action by the Securities and Exchange Commission or we could incur liability to our shareholders.

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

We leased office space on July, 2013 located at 1110 Brickell Avenue, Suite 317, Miami, FL 33131. The lease is for a term of two years from the lease date at a monthly rental of $2,750.00 per month.

We commenced oil and gas exploration activities in February 2005. However, we did not engage in any production activities until the fiscal year ended December 31, 2013. We have proved reserves at the end of such periods, and thus, were required to provide any of the production data required by ASC 932 (formerly Statement of Financial Accounting Standards No. 69. We engaged in drilling activities during the fiscal years ended December 31, 2013 but not in 2012 applicable to ASC 932. Previously, we did commence drilling activities in 2008 but none of the properties were proved as of December 31, 2012 and had been written off in prior years.

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

ITEM 3. LEGAL PROCEEDINGS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. The Company has in the past been involved in contract and indemnity disputes in several litigation matters. Currently there is one ongoing litigation matter. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses and could adversely affect our financial condition. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows.

The following is a description of our recent litigation:

On June 4, 2013, Funding Surge, LLC filed a lawsuit in the Superior Court of the State of California, Riverside County, Case Number INC 1303586. The Complaint alleged a breach of a written contract and demanded the sum of $733,500. The Company denied generally and specifically all of the material allegation and raised the appropriate affirmative defenses and filed a cross complaint against the plaintiff and Christopher Russo, aka Chris Russo.

The Company believes that the Complaint is without merit, will defend the litigation, and will pursue all affirmative remedies set forth in its answer and intends to prosecute its cross complaint.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted dually on the OTCQB Bulletin Board and the Pink Sheets under the trading symbol “SRGG.” The following table sets forth the high and low bid prices for our common stock for the periods indicated. Such quotations are taken from information provided by “Yahoo! Finance” and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Please note that all common stock figures set forth below have been adjusted for the 1 for 20 reverse stock split which occurred on February 22, 2013.

Quarter Ended	High	Low
December 31, 2013	$0.24	$0.06
September 30, 2013	$0.35	$0.05
June 30, 2013	$0.35	$0.16
March 31, 2013	$0.32	$0.08
December 31, 2012	$0.40	$0.10
September 30, 2012	$0.60	$0.36
June 30,2012	$0.72	$0.16
March 31, 2012	$0.40	$0.10

American Stock Transfer Co.& Trust Company (6201 15th Avenue, New York, NY 11219) is the transfer agent for our common shares.

As of March 31, 2014, we had 13,969,673 shares of common stock outstanding (adjusted for the reverse 1 for 20 stock split which occurred on February 22, 2013) and approximately 1,000 stockholders of record.

Sale of Unregistered Securities

During the years ended December 31, 2013 and 2012 there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
2013
March, 2013	Common Stock	3,216,725 shares	$100,000 received from two Investors; no commissions were paid.	Accredited Investors	Rule 506: Section 4(2)

June, 2013	Common Stock and warrants	200,000 shares and 200,000 warrants	$100,000 received from one Investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

September 2013	Common Stock and warrants	500,000 shares and 500,000 warrants	$252,000 gross proceeds from one investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

October, 2013	Common Stock and warrants	200,000 shares and 200,000 warrants	$200,000 received from one investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

2012
June, 2012	Convertible Promissory Note	$60,000 Principal Amount	$60,000 gross proceeds from one investor; no commissions were paid	Accredited Investor	Rule 506; Section 4(2)

October, 2012	Common stock	7,000,000 common shares	$350,000 received from two investors	Accredited Investors	Rule 506; Section 4(2)

Note: All of the above figures shown are after the reverse stock split which occurred on February 22, 2013.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Repurchase of Securities

For the year ended December 31, 2013, the Company did not repurchase any of its securities.

For the year ended December 31, 2012, the Company repurchased two convertible notes due to Asher Enterprises, Inc. for $45,000 and $65,000. Each note required a prepayment penalty of $18,000.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2013 and December 31, 2012, should be read in conjunction with the audited annual financial statements and the notes thereto. The Company began implementing plans to establish an oil and gas development business in 2005, which plans have not been successful to date. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”), although we have interests in Canadian companies.

Overview

For the year ended December 31, 2013, we had a net loss from operations of $911,400 versus a net loss from operations of $1,708,800 in 2012, a decrease in operating losses of $797,400. The net loss from operations in 2013 included an impairment of oil and gas properties of $200,000 versus an impairment of $1,341,000 in 2012.

Our total comprehensive loss for the year ended December 31, 2013 was $1,015,400 versus a comprehensive loss of $1,327,400 in 2012, a decrease of $312,000. This decrease was composed primarily of the net decrease in oil and gas impairment of $1,140,800 from 2013 to 2012 and an increase in operating losses of $366,600. Included in the 2013 comprehensive loss was an unrealized loss of our Andora investment in the amount of $104,000 to reflect market conditions, compared with a gain of $381,000 in 2012.

The Company continues to seek additional capital and to utilize its assets to fund its operations, but there can be no assurance that we will be able to raise additional working capital or complete other financings in the future. These losses are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”

In 2014, our primary financial focus will be to conclude a major oil and gas acquisition, continuing to reduce operating expenses, realizing value from our remaining assets in order to position Surge to take advantage of oil and gas and other business opportunities, raising additional financing to meet our cash liquidity and capital resource needs as they arise through the sale of common stock, debt and/or other convertible securities.

Results of Operations

For the year ended December 31, 2013, we had a net loss from operations of $911,400 versus a net loss in 2012 of $1,708,800, a decreased loss of $797,400. The net loss per common share was $0.08 in 2013 versus a loss of $0.53 per share in 2012.

The Company had operating revenues in the year ended December 31, 2013 of $2,387 versus none in 2012. We also had an impairment of oil and gas and related investments of $200,000 in 2013 versus an impairment of oil and gas properties of $1,340,900 in 2012, a decrease of $1,140,900.

Selling general and administrative expenses for the year ended December 31, 2013 were $707,800 compared to $345,400 in 2012, an increase of $362,400. Included within this $362,400 increase were an increase of officer and employee salaries to $278,500 in 2013 from $125,000, an increase of $153,500; an increase of $100,000 in legal fees due to litigation; an increase of travel and entertainment expenses of $40,300; an increase of placement fees of $30,000; an increase of shareholder expenses related to our reverse stock split of $27,500; an increase of $2,400 of accounting and audit fees; an increase of rent expense of $19,500; less a decrease in non-cash compensation and other expenses of $6,800. Depreciation and amortization increased to $2,200 in 2013 from $1,000 in 2012.

Net interest expense in 2013 was $400 versus interest expense of $21,500 in 2012, a decrease of $21,100.

The net cash flow deficit from operating activities in 2013 was $618,527 versus cash used in operating activities of $334,218 in 2012, an increased deficit from operating activities of $284,309. The increased deficit consisted primarily of a net loss of $910,597 in 2013 versus a net loss of $1,708,820 in 2012. Non-cash items included in the 2013 loss were an impairment of oil and gas properties of $200,000 and an impairment of securities of $1,340,852 in 2012, there were employee non-cash compensation costs paid in Andora shares of $185,268 in 2012 with no comparable charge in 2013. There were $28,740 in share based compensation in 2012 compared with no non-cash compensation in 2013.

The net cash flow provided in financing activities of $845,000 in 2013 consists of the Company receiving proceeds from the sale of common stock of $552,000, less $100,000 of common stock subscribed. In 2012, proceeds from the sale of common stock were $355,100 plus $100,000 of common stock subscribed and $60,000 and $45,000 in net convertible notes repayments, as compared with cash provided in financing activities of $112,500 in 2011, an increase in cash provided for from financing activities of $297,600.

The net cash used for investing activities $255,500 compared with net cash provided from investing activities of $305,800 in 2012. The $255,500 invested was composed of $13,000 used for the purchase of furniture, leasehold improvements and equipment and $242,500 invested in the Kentucky oil and gas property. In 2012, the Company received $605,800 from the sale of marketable securities and received $300,000 from the payment of the production payment receivable.

We have a history of net losses and expect that our operating expenses will require additional financing as we have few revenues. Our business model contemplates expansion of our business by identifying and acquiring additional oil and gas properties or other business opportunities, subject to availability of sufficient cash resources. To make these acquisitions, our capital needs will increase substantially. We have limited working capital and cash resources to fund our oil and gas exploration operations. While we are not presently involved in litigation, any future litigation would result in legal expenses which could adversely affect our operations and cash resources. We plan to attempt to obtain our future funding to lease additional properties and to otherwise finance our operations through debt and equity markets or joint venture agreements with third parties; however, we can provide no assurances that we will be able to obtain additional funding (and/or joint venture partners willing to fund specific exploration projects) when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the financing that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil property interests. In the event additional financing is not available to us on commercially acceptable terms, if and when needed to finance our operations and to meet our cash needs as they come due, this may seriously harm our business, financial condition and results of operations and may adversely affect our ability to remain a going concern on a long term basis. See “Risk Factors” under “Item 1.A.”

Number of Employees

From our inception through the period ended December 31, 2013, we have primarily relied on the services of outside consultants for services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of December 31, 2013, we had five (5) full-time employees and we anticipate no increase in our administrative employment base during the next 12 months.

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

Acquisition or Disposition of Plant and Equipment

None.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Product Research and Development

We do not anticipate incurring any research and development during the next twelve months.

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets at December 31, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and December 31, 2012, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2013	F-5

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from January 1, 2005 (inception of exploration stage) through December 31, 2013	F-6 - F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from January 1, 2005 (inception of exploration stage) through December 31, 2013	F-9 - F-11

Notes to Consolidated Financial Statements	F-12 - F-20

Messineo & Co., CPAs LLC
2471 N McMullen Booth Road, Suite. 302
Clearwater, FL 33759-1362
T: (518) 530-1122
F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Surge Global Energy, Inc.

Palm Desert, CA

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (an exploration stage company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and the period from inception of exploration stage (January 1, 2005) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surge Global Energy, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and the period from Inception of the Exploration stage (January 1, 2005) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs, LLC
Clearwater, FL
March 26, 2014

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Surge Global Energy, Inc.

We have audited the accompanying consolidated balance sheet of Surge Global Energy, Inc. (an exploration stage company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and the period from inception of exploration stage (January 1, 2005) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surge Global Energy, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from Inception of the Exploration stage (January 1, 2005) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants
DKM Certified Public Accountants
Clearwater, Florida
April 4, 2013

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$61,521	$90,541
Accounts Receivable	105	-
Prepaid expenses	18,026	8,991
Total current assets	79,652	99,532

Property and equipment of $49,368 and $36,345, net of accumulated depreciation of $37,792 and $36,345, respectively	11,576	-

Oil & Gas Properties, net of $200,586 of accumulated amortization	41,884	-
Investment in Andora Energy	1,629,614	1,733,632
Security Deposit	5,000	-

Total assets	$1,767,726	$1,833,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,255	$39,243
Investment Obligation	393,000	-

Total current liabilities	537,255	39,243

Total liabilities	537,255	39,243

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share;10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred –none issued and outstanding	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 12, 919,673 and 8,802,958 shares issued and outstanding, respectively	12,920	8,803
Common Stock Subscribed	-	100,000
Additional paid-in capital	55,588,209	55,040,326
Accumulated other comprehensive income	(104,018)	-
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(41,929,128)	(41,017,696)
Total stockholders’ equity	1,230,471	1,793,921

Total liabilities and stockholders’ equity	$1,767,726	$1,833,164

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,		For the period from January 1, 2005 (inception of exploration stage) through
	2013	2012	December 31, 2012
Revenues and Cost of Sales:
Revenues	2,387	-	2,387
Cost of sales	697	-	697
Gross profit	1,690	-	1,690

Operating expenses:
Selling, general and administrative expenses	$711,038	$345,407	$25,127,956
Depletion, depreciation and amortization	1,659	1,016	480,989
Oil and gas property impairment	200,000	1,340,852	11,625,969
Total operating expenses	912,697	1,687,275	37,234,914

Loss from operations	(911,007)	(1,687,275)	(37,233,224)
Equity in losses from affiliates	-		(2,099,663)
Loss on redemption of preferred shares			(105,376)
Gain (loss) on sale of marketable securities		(51)	1,067,814
Impairment of marketable securities	-		(3,707,513)
Warrants issued from Peace Oil acquisition	-		(368,000)
Revaluation loss net of warrant liability	-		(431,261)
Interest income (expense)	(425)	(21,494)	(4,256,106)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-		1,525,105
Loss from continuing operations, before income taxes and minority interest	(911,432)	(1,708,820)	(45,608,224)
Benefit (provision) for income taxes	-		-
Income (loss) before non-controlling interest	(911,432)	(1,708,820)	(44,696,792)
Income (loss) applicable to non-controlling interest	-	-	3,679,096
Net income (loss)	(911,432)	(1,708,820)	(41,929,128)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(104,018)	381,402	(104,018)
Foreign currency translation adjustment	-		-
Comprehensive income (loss)	$(1,015,450)	$(1,327,418)	$(42,033,146)

Income (loss) per common share - basic and diluted	$(0.08)	$(0.53)

Weighted average shares outstanding - basic and diluted	11,546,225	3,217,914

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 1, 2005 (INCEPTION OF EXPLORATION STAGE)

THROUGH DECEMBER 31, 2013

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

THROUGH DECEMBER 31, 2013

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

THROUGH DECEMBER 31, 2013

NOTE: The amounts of common shares shown hereafter have been restated for 2011 and 2012 for the reverse stock split which occurred on February 22, 2013.

	Common Stock	Common Stock amount	Additional Paid-In Capital	Common Stock subscribed	Foreign Currency & OCI Adjustment	Accumulated Deficit during Development Stage	Accumulated Deficit	Net Shareholders' Equity
Balance at December 31, 2010	33,637,387	$33,637	$54,485,149	$-	$-	$(38,773,070)	$(12,337,512)	$3,408,204

Adjustment for 1 for 20 reverse stock split which occurred on February 22, 2013	(31,955,429)	(31,955)	31,955	-	-	-	-	-

Revised Balance-December 31, 2010	1,681,958	$1,682	54,517,104	-	-	(38,773,070)	(12,337,512)	3,408,204
Issuance of common shares for various amounts	112,500	112	67,388					67,500
Employee stock option expense			79,003					79,003
Net Loss						(535,806)		(535,806)
Unrealized Loss					(381,402)			(381,402)

Balance at December 31, 2011	1,794,458	$1,794	$54,663,495	-	(381,402)	(39,308,876)	(12,337,512)	2,637,499

Issuance of common shares to investor	8,500	9	5,091					5,100
Issuance of common shares to related parties	7,000,000	7,000	343,000					350,000
Common stock subscribed				100,000				100,000
Employee stock option expense			28,740					28,740
Foreign Currency translation gain or (loss) and OCI adjustment					381,402			381,402
Net Loss						(1,708,820)		(1,708,820)

Balance at December 31, 2012	8,802,958	$8,803	$55,040,326	$100,000	$-	$(41,017,696)	$(12,337,512)	$1,793,921
Issuance of common shares re reverse split	89	-	-	-	-	-	-	-
Issuance of common shares to investors	900,000	900	451,100					452,000
Issuance of common shares to related parties	3,216,715	$3,217	96,783	(100,000)				-
Unrealized gain or (loss) on available for sale securities					(104,018)			(104,018)
Net Loss						(911,432)		(911,432)

Balance at December 31, 2013	12,919,673	$12,920	$55,588,209	$-	$(104,018)	$(41,929,128)	$(12,337,512)	$1,230,471

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012	For the period from January 1, 2005 date of inception of exploration stage through December 31, 2013
Cash flows from operating activities:
Net loss	$(911,432)	$(1,708,820)	$(41,929,128)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	2,033	1,016	481,363
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	-	51	(1,066,277)
Loss from redeemed preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	200,000	1,340,852	11,625,969
Amortization of debt discount-beneficial conversion feature of debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	-	28,740	6,963,305
Non-cash compensation paid in Andora shares	-	185,268	185,268
Gain/loss on revaluing warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortize deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Accounts Receivable and other receivables	(105)	140,000	7,511
Prepaid expense and other assets	(9,035)	7,006	(37,376)
Security Deposit and Other assets	(5,000)	-	75,958
Accounts payable and accrued liabilities	105,012	(161,331)	731,310
Officer loans payable	-	(167,000)	-
Net cash received in operating activities	$(618,527)	$(334,218)	$(12,132,983)

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the years ended December 31,		For the period from January 1, 2005 (inception exploration stage) through
	2013	2012	December 31, 2013
Cash flows from investing activities:
Purchases of property and equipment	(13,023)	-	(130,448)
Production payment advanced	-	(300,000)	-
Proceeds from sale of marketable securities	-	605,795	589,506
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	(242,470)	-	(13,612,999)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,914,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	(255,493)	305,795	(6,554,494)
Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	552,000	355,100	5,250,613
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	(105,000)	(330,000)
Common stock subscribed	(100,000)	100,000	-
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	60,000	10,526,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Proceeds from investment obligation	393,000	-	393,000
Net cash (used in) provided by financing activities	845,000	410,100	18,650,557
Effect of exchange rates on cash and cash equivalents	-	-	(69,394)

Net increase (decrease) in cash and cash equivalents	(29,020)	75,882	(98,414)

Cash and cash equivalents at the beginning of the period	90,541	14,659	159,935
Cash and cash equivalents at the end of the period	$61,521	$90,541	$61,521

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the years ended December 31,			For the period from January 1, 2005 (inception exploration stage) through
	2013		2012	December 31, 2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest		$88	$20,034	$546,939
Cash paid during the period for income taxes	$		$-	$-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable		$-	$-	$1,710,000
Cancellation of common shares	$		$-	$1,000
Unrealized loss (gain) on available for sale securities		$(104,018)	$(381,402)	$(104,018)
Note payable issued for investment	$		$-	$225,000
Exchange of North Peace shares for common shares	$		$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture		$-	$-	$2,099,067
Andora shares issued on settlement of litigation		$-	$-	$645,780
Andora shares issued in lieu of cash compensation		$-	$185,268	$209,243

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

In January 2005, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise, as defined by ASC 915 (formerly Statement of Financial Accounting Standards No. 7 (“SFAS 7”)) and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of exploration stage through the date of these financial statements, the Company has not generated any significant revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

For the period from January 1, 2005 (inception of exploration stage) through December 31, 2013, the Company has accumulated exploration stage losses of $41,929,128. The Company will cease to be an exploration stage oil and gas company once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated the production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or the estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2013 or 2012.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $61,521 in cash in accounts maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

	As of December 31, 2013 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Andora, available for sale	$1,629,614	-	-	1,629,614	$1,629,614

Total	$1,629,614	-	-	1,629,614	$1,629,614

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $911,400 and $1,708,800 for the years ending December 31, 2013 and 2012, respectively. The Company’s cash position as of December 31, 2013 was $61,500 compared with $90,500 at December 31, 2012, a decrease of $29,000. The Company’s net current assets, on a consolidated basis, were a deficit of $457,600 compared with net current assets of $60,300 at December 31, 2012, a decrease of $517,900.

Other Items

The Company concluded negotiations with a private investor on January 21, 2014 for $500,000 in equity financing, which amount was received in 2014.

The Company concluded negotiations with a private investor on March 15, 2014 for $650,000 in equity financing, which amount was received in 2014.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at December 31, 2013 or 2012. Charges for gathering and transportation are included in production expenses.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $1,871 and $1,016 for the years ended December 31, 2013 and 2012, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. There was no stock-based compensation expense recognized for the year ended December 31, 2013 compared with $28,740 recognized in the year ended December 31, 2012. The Company used the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

Subsequent Events

See Note 9 for further details on such subsequent events which occurred after December 31, 2013.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

At December 31, 2013 the Company owned 2,889,386 Andora shares valued at $1,629,614 (valued at $0.564 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

NOTE 3 - OIL AND GAS PROPERTIES

The Company acquired an oil & gas property in Muhlenberg County, Kentucky in July, 2013. The property is located on a 170 acre lease and consisted of two completed wells and subsequently two additional wells were drilled and completed on the property. Due to mechanical problems with the wells and a reduction in reserve estimates, the Company recorded a $200,000 oil and gas impairment in 2013.

The Company also owns partnership interest in two oil & gas partnerships located in Texas.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year ended,
	December 31, 2013	December 31, 2012
Net Taxable Loss	$(908,000)	$(1,708,000)
Income tax computed at combined U.S. and state rates (30%)	(270,000)	(510,000)
Permanent differences
Changes in valuation allowance	270,000	510,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,770,000	$4,500,000
Other tax attributes	1,930,000	1,930,000
Less valuation allowance	(6,700,000)	(6,430,000)
Total	$-	$-

At December 31, 2013, Surge had net operating loss carryforwards of approximately $15,200,000 for federal and approximately $12,200,000 2012 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $270,000 and $510,000 in the years ended December 31, 2013 and 2012 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforward will not be available as a result of the change of control, which occurred in October 2012. The years from 2009 to 2013 are still open.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 5 - INVESTMENT OBLIGATION

The Company received a total of $543,000 in 2013 in three payments from Fitzgerald Energy partnerships to be used for the investment of oil and gas properties. In September, 2013, $150,000 of this obligation was repaid through the sale of common stock. This obligation will be satisfied in full as a result of additional financings which occurred in 2014 –see Subsequent Events Note #9.

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

DECEMBER 31, 2013 AND 2012

NOTE 6 - CAPITAL STOCK (continued)

In 2010, the Company sold a total of 2,200,000 common shares with a total of 1,900,000 warrants for total proceeds of $218,000, net of fees, to various accredited investors and directors of the company at prices from $0.05 to $0.11 per share.

All figures shown hereafter reflect the reverse 1 for 20 common stock split:

In 2011, the Company sold a total of 112,500 common shares for total proceeds of $67,500 at $0.60 per share on a past reverse split basis.

In January, 2012, the Company issued 8,500 shares of common shares and 8,500 warrants for total proceeds of $5,100. The warrants are exercisable for one year at a price of $1.00 per share.

In October, 2012, the Company issued 7,000,000 shares of common stock for total proceeds of $350,000 at $0.05 per share.

In February, 2013 the Company completed a reverse 1 for 20 reverse common stock split and increased the authorized common shares to 400,000,000 from 200,000,000.

In March, 2013 the Company issued 3,216,715 common shares for total proceeds of $100,000.

In June, 2013, the Company issued 200,000 shares of common stock plus warrants for total proceeds of $100,000.

In September, 2013, the Company issued 500,000 shares of common stock plus warrants for total proceeds of $251,100.

In October, 2013, the Company issued 200,000 shares of common stock plus warrants for total proceeds of $100,000.

NOTE 7 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at December 31, 2013. All figures are after the reverse stock split which occurred on February 22, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	152,500	3.80	$0.40	152,500	$0.40
1.00	900,000	4.80	1.00	900,000	1.00
Totals or average	1,052,500	4.00	$1.00	1,052,500	$0.91

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	152,500	0.40
Granted or exchanged	8,500	1.00
Exercised	-	-
Canceled or expired	(8,500	(1.00)
Outstanding at December 31, 2012	152,500	$0.40
Granted	900,000	1.00
Exercised	-	-
Canceled or Expired	-	-
Outstanding at December 31, 2013	1,052,500	$0.91

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 - WARRANTS AND STOCK OPTIONS (continued)

For the year ended December 31, 2013 the Company issued 900,000 warrants (on a post reverse split basis) which were fully vested at December 31, 2013. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2013 or 2012 for these warrants. During the year ended December 31, 2012, a total of 8,500 warrants expired unexercised. The warrants had $0 intrinsic value at December 31, 2013.

Stock options.

No stock options were exercised during the year ended December 31, 2013.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Fair value expense of $0 and $28,740 was recorded for the twelve months ending December 31, 2013 and 2012 respectively using the Black-Scholes method of option-pricing model for vested options.

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

Exercise Prices	Number of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	115,000	3.80	0.40	115,000	0.40
	115,000	3.80	$0.40	115,000	$0.40

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	332,500	$1.40
Granted	267,500	0.80
Exercised	-	-
Canceled or expired	(332,500)	-
Outstanding at December 31, 2012	267,500	$0.40
Granted	-	-
Cancelled or expired	(152,500)	(0.40)
Outstanding at December 31, 2013	115,000	$0.40

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 8 - LITIGATION MATTERS (continued)

On June 4, 2013, Funding Surge, LLC filed a lawsuit in the Superior Court of the State of California, Riverside County, Case Number INC 1303586. The Complaint alleged a breach of a written contract and demanded the sum of $733,500. The Company denied generally and specifically all of the alleged claims, raised the appropriate affirmative defenses and filed a cross complaint against the plaintiff and Christopher Russo, aka Chris Russo.

The  Company believes that the Complaint is without merit, will defend the litigation, and will pursue all affirmative remedies set forth in its answer and intends to prosecute its cross complaint.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $225 per month.

In July, 2013 the Company leased space located at 1110 Brickell Avenue, Suite 317, Miami FL. The terms of the lease are a monthly rental of $2,500 per month for a two year term. The following is our lease commitment for future periods:

December 31,
2014	$30,000
2015	17,500
2016 and thereafter	-
$47,500

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of December 31, 2013.

NOTE 10 - SUBSEQUENT EVENTS

On January 22, 2014, the Company issued 500,000 common shares and 175,000 stock purchase warrants to an accredited investor for $177,500 in cash and a reduction in our investment obligation of $225,000.

On March 31, 2014, the Company issued 650,000 common shares and 175,000 stock purchase warrants to an accredited investor for $252,500 in cash and a reduction in our investment obligation of $400,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Messineo & Co., CPAs, LLC were our independent accountants for the year ended December 31, 2013 and for the period January 5, 2005 (date of exploration stage) through December 31, 2013 and their report on financial condition contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Drake, Klein and Messineo CPAs PA were our independent accountants for the year ended December 31, 2012 and for the period January 5, 2005 (date of exploration stage) through December 31, 2012 and their report on financial condition contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

There were no disagreements with our accountants during the years ended December 31, 2013 or December 31, 2012.

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

Our Chief Financial Officer, E Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following tables and narrative description sets forth, as of the date hereof, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each person currently serving as a director and officer. Unless otherwise indicated, each director and officer has been engaged in the principal occupation or occupations described below for more than the past five years. We currently have three vacancies on our board of directors.

Name	Age	Director Since	Present Position with Surge
Clark Morton	54	2012	Chief Executive Officer, Chairman of the Board
E. Jamie Schloss	71	2008	Chief Financial Officer, Assistant Secretary
William E. Fitzgerald	72	2012	President
William A. Fitzgerald	38	2012	Senior Vice President

Clark Morton, Chief Executive Officer and Chairman of the Board

Mr. Clark Morton, 53, was elected a director, Chairman of the Board and Chief Executive Officer of the Company on October 18, 2012. With a background in engineering, executive management, marketing and communication, Mr. Morton, has been actively involved in the formation of long-term capital growth projects in oil and gas and has served previously in senior director and officer positions involved in the marketing, sales, operations and management of private equity media and entertainment operations. Mr. Morton owns approximately 42.50% of our outstanding common stock and is not independent.

E. Jamie Schloss, Chief Financial Officer and Assistant Secretary

Mr. E. Jamie Schloss, 71, was a certified public accountant for more than 30 years before joining the Board of Directors of Surge Global Energy, Inc. from October, 2004 to July, 2006 and was reappointed to the Surge Board in February, 2008. Mr. Schloss served as Chief Financial Officer of Surge Global from December 2005 to June 2006 and has served as its Chief Executive Officer and Chief Financial Officer from February, 2008 until October, 2012, at which time he resigned as Chief Executive Officer. He continues to serve as the Company’s Chief Financial Officer. Prior to his positions with Surge, Mr. Schloss’ company, Castle Rock Resources, Inc., raised funds and participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000. Castle Rock continues to own and manage a well in south Texas which has been producing oil and gas for more than 18 years. Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York City. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios. Mr. Schloss’ extensive business, financial and leadership experience in the oil and gasoline industry particularly qualifies him for service on the Company Board.

William E. Fitzgerald, President

William E. Fitzgerald, age 72, was elected President of the Company in October, 2012 and to the Board of Directors in March, 2013. Mr. Fitzgerald served as President of The Fitzgerald Group for 20 years specializing in commercial/industrial investments and development, commercial income properties and land acquisition which later expanded to private equity funding and management for oil & gas developments primarily throughout Texas. Mr. Fitzgerald began his investment management career in Chicago where he managed trading floor and pit operations with memberships at the Chicago Mercantile Exchange and Chicago Board of Trade. He later maintained memberships at the International Monetary Market and Mid-America Exchange where he formed and ran his own company trading commodities and authored The Fitzgerald Commodity Trading Report. Mr. Fitzgerald became an author with his novel “Arenas of Greed,” a financial thriller depicting corruption on the Chicago Commodity Markets. William E. Fitzgerald is the father of William A. Fitzgerald and the husband of Carol A. Fitzgerald. Mr. Fitzgerald jointly with his wife, Carol Fitzgerald, owns approximately 42.50% of our outstanding common stock and is not independent.

William A. Fitzgerald, Senior Vice President

William A. Fitzgerald, age 38, was elected a Senior Vice President of the Company on October 18, 2013 and to the board In March, 2013. Mr. William A. Fitzgerald began his career in the construction field moving into commercial construction management and residential real estate sales, acquisition and management. Mr. Fitzgerald successfully managed a 900 acre, $55 million sand and gravel mine operation investment in Southwest Florida after which he became Vice President for Private Equity, Funding and Sales for oil and gas investment operations. William A. Fitzgerald is the son of Carol A. Fitzgerald and William E. Fitzgerald. Mr. Fitzgerald is not independent.

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

Board Meetings

During the fiscal year ended December 31, 2013, the Board held four (4) meetings. Each director then in office attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served.

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

Compensation Committee

The Company did not have a compensation committee during the year ended December 31, 2013.

During the year ended December 31, 2012, the members of the Compensation Committee were Charles Sage (Chairman), Warren Dillard and Steve Vanechanos prior to their resignations in October 2012. Each member of the Compensation Committee (other than Mr. Vanechanos) was “independent” under the Board’s definition. The Compensation Committee’s functions include making recommendations to the Board regarding compensation matters and determining compensation for the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee administers the Company’s stock plans (if any) and, within the terms of the respective stock plan, determines the terms and conditions of issuances.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2013, the positions they hold or held, and the year(s) in which they served. Our officers are elected by the Board, to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
Clark Morton	Chief Executive Officer and Chairman of the Board and Director	54	2012-present
E. Jamie Schloss	Chief Financial Officer, Assistant Secretary and Director	71	2008-present
William E. Fitzgerald	President	72	2012-present
Conrad Negron	Senior Vice President	54	2102
William A. Fitzgerald	Senior Vice President	38	2012-present
Alberto Bellorin	Vice President for Capital Funding and Finance	54	2013-present
Nancy Proano	Director of Corporate Development	51	2013-present

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2013 and 2012 by (1) each person who served as the principal executive officer of the Company during fiscal year 2013; (2) the Company’s two most highly compensated executive officers as of December 31, 2013 with annual compensation during fiscal year 2013 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2013.

	Fiscal Year	Salary/ Fees ($)	Restricted Stock Awards(1)	Options Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- station ($) (2)	Total ($)
Clark Morton, Chief Executive Officer and Chairman	2013	$58,750	$-0-	-0-	-0-	-0-	$1,250	$60,000
	2012	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000

E. Jamie Schloss,	2013	$58,750	-0-	-0-	-0-	-0-	$1,250	$60,000
Chief Financial Officer (3)	2012	$60,000	-0-	-0-	-0-	-0-	54,982	$134,982

William E. Fitzgerald, President	2013	$57,500	-0-	-0-	-0-	-0-	-0-	$57,500
	2012	$15,000	-0-	-0-	-0-	-0-	-0-	15,000

Alberto Bellorin, Vice President for Capital Funding and Finance	2013	$55,000	-0-	-0-	-0-	-0-	-0-	$55,000

Conrad Negron, Senior Vice President	2013	$22,500	-0-	-0-	-0-	-0-	-0-	$22,500
	2012	$15,000	-0-	-0-	-0-	-0-	-0-	$-0-

(1)

The options and restricted stock awards presented in this table for 2013 and 2012 reflect the full date of grant fair value. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Mr. Schloss was appointed to our Board on February 11, 2008 and did not receive any cash compensation for service on the Board during 2013 or 2012. Mr. Schloss received $114,000 and $126,000 per annum as salaried compensation for being the both the Chief Executive Officer and Chief Financial Officer during 2011 and 2010, respectively. In 2011 and 2010, Mr. Schloss agreed to accept $10,000 of this compensation in stock in Andora Energy, Inc. in lieu of cash, and received 16,667 and 16,666 Andora shares pursuant to that agreement in 2010 and 2011. Mr. Schloss was not awarded any stock options in 2011 or 2010. In 2011, $81,000 of his salary was accrued for financial statement purposes but was not paid. In 2009, he was awarded 600,000 options that vested over 24 months at an exercise price of $0.055 per share with a full value of $25,020 per FAS 123R and he received. In 2008, Mr. Schloss received 1,700,000 options at an exercise price of $0.08 per share which remains unexercised. These options vested over 12 months with a full value of $81,960 per FAS 123R. None of his options have been exercised. Mr. Schloss received an auto allowance of $4,500 in 2011 and $9,000 in 2010. In 2011 and 2010, Mr. Schloss received a total of 33,333 shares of Andora Energy in lieu of $20,000 of compensation, which shares were valued at $0.60 and this value resulted in additional compensation of $6,988 in 2011 and $6,987 in 2010. During 2012, Mr. Schloss’ 2,350,000 outstanding common share purchase option or other equity-based award granted to or held were re-priced from an average of $0.05 per share to $0.02 per share. In February, 2013 his options were reduced to 117,500 at an exercise price of $0.40 per share as a result of the 1 for 20 reverse stock split.

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

Employment Agreements

Mr. Morton, Mr. Schloss, Mr. William E. Fitzgerald and Mr. Bellorin and Ms. Proano are employed on a month to month basis at a salary of $5,000 per month.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2013 restated for the reverse stock split which occurred on February 22, 2013.

Name	Number of Securities Underlying Unexercised Options (1) Exercisable	Number of Securities Underlying unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
E. Jamie Schloss	85,000	-0-	-0-	$0.40	2/26/13	N/A	N/A	N/A
E. Jamie Schloss	30,000	-0-	-0-	$0.40	4/22/15	N/A	N/A	N/A

(1) All options issued previously were fully vested as of December 31, 2013 and are shown on a post reverse split basis.

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

There was no director compensation in 2013.

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

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated in the normal course of business and if they are asked to with attend the annual meeting. Such amounts are not reflected in the compensation table alone.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2013, adjusted for the 1 for 20 reverse stock split which occurred on February 22, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Program (1)	600,000	$0.40	332,500

(1) The Company approved a new Equity Compensation Program in September, 2012.

Pension Plans

We had not sponsored a voluntary qualified 401(k) savings plan or pension plans available to full-time employees in either 2013 or 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2013 was, during such year or prior thereto, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries. During fiscal 2013, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

There was no compensation committee meetings in the year ended December 31, 2013.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

As of March 31, 2014, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities. The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the Securities and Exchange Commission by the persons listed. Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 75-153 Merle Drive, Suite B, Palm Desert, CA, 92211.

All shares listed are after the reverse 1 for 20 stock split which occurred on February 22, 2013.

Beneficial Owner	Number of shares owned (post reverse split)	Percentage Owned
Directors	None	-0-
Named Executive Officers/Directors

Clark Morton, CEO	5,108,357	42.50%
William E. Fitzgerald, President	5,108,358	42.50%
E. Jamie Schloss, CFO	117,500	1.00%
William A. Fitzgerald, Director	0	-
Alberto Bellorin, VP	0	-
Nancy Proano	0	0
Directors and officers as a group (6 persons)	10,334,215	86.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions prior to January 1, 2013:

For a description of certain relationships and related transactions that occurred prior to fiscal 2013, the Company incorporates by reference Item 13 of its Form 10-K for its fiscal year ended December 31 2012.

Transactions with Officers and Directors

Item 11 of this Form 10-K describes all transactions between the Company and its officers and directors for the fiscal year ended December 31 2013and 2012. In this respect, Mr. Schloss had an employment contract with the Company until October, 2012 and Mr. Vanechanos, a former director, had a consulting agreement with the Company prior to his resignation in October 2012.

Independence of Directors

Reference is made to Item 10 for a definition of independent directors and management’s identification of which directors the Board has determined to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Messineo & Co., CPAs, LLC were our independent accountants for the year ended December 31, 2013 and for the period January 5, 2005 (date of exploration stage) through December 31, 2013 and their report on financial condition contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Drake, Klein and Messineo CPAs PA were our independent accountants for the year ended December 31, 2012 and for the period January 5, 2005 (date of exploration stage) through December 31, 2012 and their report on financial condition contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

There were no disagreements with our accountants during the years ended December 31, 2013 or December 31, 2012.

Audit Fees

During fiscal year ended December 31, 2013, we incurred $17,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2013 and for the review of our financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

During fiscal year ended December 31, 2012, we incurred approximately $16,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

Audit-Related Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any audit-related services.

Tax Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any tax services.

All Other Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any other services.

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

SIGNATURE	TITLE	DATE

/s/ Clark Morton	Principal Executive Officer and Chairman of the Board	April 9, 2014
Clark Morton

/s/ E. Jamie Schloss	Principal Financial Officer and Assistant Secretary	April 9, 2014
E. Jamie Schloss

/s/ William E. Fitzgerald	President	April 9, 2014
William E. Fitzgerald

/s/ William A. Fitzgerald	Senior Vice President	April 9, 2014
William A. Fitzgerald

