Form 10-Q
period 2014-03-31
Surge Global Energy, Inc.
filed 2014-05-15
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Issuer’s telephone number: (800) 284-3898

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

As of May 15, 2014, the Registrant had 14,219,673 shares of common stock issued and outstanding.

2

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Financial Statements (Unaudited)

Page No

Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013	F-1

Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended March 31, 2014 and March 31, 2013, and for the period from January 1, 2005 (inception of exploration stage) through March 31, 2014	F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2014 and 2013, and for the period from January 1, 2005 (inception of exploration stage) through March 31, 2014	F-3

Notes to Unaudited Consolidated Condensed Financial Statements	F-7 - F-16

3

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$276,876	$61,521
Accounts Receivable	-	105
Prepaid expenses	13,523	18,026
Total current assets	290,199	79,652

Property and equipment, net of accumulated depreciation of $38,877 and $37,792, respectively	10,491	11,576

Oil & Gas Properties, net of accumulated amortization of $200,672 and $200,586, respectively	47,798	41,884

Investment in Andora Energy (Note 2)	1,569,284	1,629,614

Security Deposit	5,000	5,000

Total assets	$1,922,972	$1,767,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149,027	$144,255
Investment obligation	-	393,000
Total current liabilities	149,027	537,255

Total liabilities	149,027	537,255

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 13,969,673 and 12,919,673 shares issued and outstanding, respectively	13,970	12,920
Additional paid-in capital	56,411,159	55,588,209
Accumulated other comprehensive income	(164,348)	(104,018)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(42,149,324)	(41,929,128)
Total stockholders’ equity	1,773,945	1,230,471

Total liabilities and stockholders’ equity	$1,922,972	$1,767,726

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the months ended March 31,		For the period from January 1, 2005 (inception of exploration stage) through
	2014	2013	March 31, 2014
	(unaudited)
Revenues:
Oil & gas revenues	$145	$-	$2,387
Oil & gas (expenses)	(86)	-	(783)
Gross profit	59	-	1,604

Operating expenses:
Selling, general and administrative expenses	219,063	137,831	24,635,981
Accretion, depreciation and amortization	1,085	-	482,074
Oil and gas property impairment	-	-	11,625,969
Total operating expenses	220,148	137,831	36,460,048

Loss from operations	(220,089)	(137,831)	(36,460,048)
Equity in losses from affiliates	-	-	(2,099,663)
Loss on redemption of preferred shares	-	-	(105,376)
Gain (loss) on sale of marketable securities	-	-	1,067,814
Impairment of marketable securities	-	-	(3,707,513)
Warrants issued from Peace Oil acquisition	-	-	(368,000)
Revaluation loss net of warrant liability	-	-	(431,261)

Interest income (expense)	(107)	(214)	(4,255,895)
Gain (loss) on disposition of Peace Oil property and Peace Oil Corp.	-	-	1,525,105
Loss from continuing operations, before income taxes and minority interest	(220,196)	(138,045)	(44,834,837)
Benefit (provision) for income taxes	-		-
Income (loss) before non-controlling interest	(220,196)	(138,045)	(44,834,837)

Income (loss) applicable to non-controlling interest	-	-	3,679,096
Net income (loss)	(220,196)	(138,045)	(41,155,741)
Other comprehensive income (loss):

Unrealized gain (loss) on available for sale securities	-	-	-
Foreign currency translation adjustment	-	-	-
Comprehensive income (loss)	$(220,196)	$(138,045)	$(41,155,741)

Income (loss) per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	13,349,117	9,053,147

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2014	March 31, 2013	For the period from January 1, 2005 date of inception of exploration stage through March 31, 2014
Cash flows from operating activities:
Net loss	$(220,196)	$(138,043)	$(42,149,324)
Non-controlling interest	-	-	(3,679,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	1,171	-	482,534
Write-off of property and equipment	-	-	4,984
Realized loss (gain) on sale of marketable securities	-	-	(1,066,277)
Loss from redeemed preferred shares	-	-	105,376
Gain (loss) on sale of Peace Oil property and Peace Oil Corp., net	-	-	(1,525,105)
Share of affiliate loss	-	-	2,099,663
Impairment of oil and gas properties	-	-	11,625,969
Amortization of debt discount-beneficial conversion feature of debenture	-	-	1,022,492
Impairment of marketable securities	-	-	1,786,498
Share-based compensation	-	-	6,963,305
Non-cash compensation paid in Andora shares	-	-	185,268
Gain/loss on revaluing warrant liabilities	-	-	431,261
Warrant expense	-	-	445,352
Interest on Gemini note	-	-	230,000
Amortize deferred compensation costs			3,039,038
Amortization of discount attributable to note receivable	-	-	(137,500)
Amortization of discount attributable to warrants	-	-	629,192
Beneficial conversion feature of convertible notes payable	-	-	1,076,575
Debt discount	-	-	1,010,679
Founders stock	-	-	4,265,640
Changes in operating assets and liabilities:
Accounts Receivable and other receivables	105	140,000	7,616
Prepaid expense and other assets	4,503	7,006	(32,783)
Security Deposit and Other assets	-	-	75,958
Accounts payable and accrued liabilities	4,772	21,956	731,310

Net cash received in operating activities	$(209,645)	$(116,713)	$(12,342,628)

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the three months ended March 31,		For the period from January 1, 2005 (inception exploration stage) through
	2014	2013	March 31, 2014
Cash flows from investing activities:
Purchases of property and equipment	-	-	(117,425)
Production payment advanced	-	-	-
Proceeds from sale of marketable securities	-	-	589,506
Payment for note receivable	-	-	(137,500)
Proceeds from note receivable	-	-	(275,000)
Purchase of oil and gas properties	(6,000)	-	(13,382,529)
Deposits	-	-	(9,913)
Proceeds from sale of oil leases	-	-	6,914,820
Consideration paid on sale of subsidiary	-	-	(1,533,395)
Asset Retirement Obligation	-	-	51,273
Proceeds from disposition of Peace Oil property	-	-	14,071,294
Purchase of marketable securities	-	-	(5,475,727)
Gemini note repayment	-	-	(1,380,000)
Deduct June 2006 Signet cash balance	-	-	(5,626,405)
Net cash provided by (used in) investing activities	(6,000)	-	(6,311,001)
Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	824,000	-	6,346,614
Repurchase of common stock	-	-	(33,933)
Principal payments on note payable	-	-	(330,000)
Common stock subscribed	-	-	-
Proceeds from exercise of options	-	-	197,717
Proceeds from equity to debt conversion	-	-	250,000
Net (payments for) proceeds from Joint Venture Partner cash call obligations	-	-	125,000
Proceeds from convertible debentures	-	-	1,710,000
Proceeds from note payable, gross	-	-	10,526,933
Proceeds from Signet stock, net of costs and fees	-	-	1,769,602
Proceeds from investment obligation	(393,000)	240,000	393,000
Net cash (used in) provided by financing activities	431,000	240,000	18,667,558
Effect of exchange rates on cash and cash equivalents	-	-	(61,494)

Net increase (decrease) in cash and cash equivalents	215,355	123,287	116,941

Cash and cash equivalents at the beginning of the period	61,521	90,541	159,935
Cash and cash equivalents at the end of the period	$276,876	$213,828	$276,876

SURGE GLOBAL ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the three months March 31,			For the period from January 1, 2005 (inception exploration stage) through
	2014		2013	March 31, 2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest		$107	$214	$547,046
Cash paid during the period for income taxes	$		$-	$-

Supplemental Disclosures of Non-Cash Transactions:
Common stock issued in exchange for convertible notes payable		$-	$-	$1,710,000
Cancellation of common shares	$		$-	$1,000
Unrealized loss (gain) on available for sale securities		$(60,330)	$-	$(164,348)
Note payable issued for investment	$		$-	$225,000
Exchange of North Peace shares for common shares	$		$-	$35,000
Amortization of debt discount - beneficial conversion feature of convertible debenture		$-	$-	$2,099,067
Andora shares issued on settlement of litigation		$-	$-	$645,780
Andora shares issued in lieu of cash compensation		$-	$-	$209,243

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, and Surge Holding Co., (collectively the “Company”). Cold Flow Energy does not have any ongoing business operations at this time.

The Company’s Canadian subsidy is carried in their Canadian dollar functional currency and is presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income. All amounts stated in these financial statements are in $US unless otherwise noted.

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

For the period from January 1, 2005 (inception of exploration stage) through March 31, 2014, the Company has accumulated exploration stage losses of $42,149,324. The Company will cease to be an exploration stage oil and gas company once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

MARCH 31, 2014 AND 2013

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

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $278,876 in cash in accounts maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

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

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

	As of March 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Andora, available for sale	$1,569,284	-	-	1,569,284	$1,569,284

Total	$1,569,824	-	-	1,569,284	$1,569,284

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Foreign Currency Translation

Assets and liabilities in foreign currency are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in the statements of operations

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $220,200 and $138,000 for the quarters ending March 31, 2014 and 2013, respectively. The Company’s cash position as of March 31, 2014 was $276,876 compared with $61,521 at December 31, 2013, an increase of $215,355. The Company’s net current assets, on a consolidated basis, were a surplus of $141,172 compared with a net current deficit of $457,603 at December 31, 2013, an increase in net working capital of $598,775.

Other Items

The Company concluded negotiations with a private investor on January 21, 2014 for $500,000 in equity financing, which amount was received in the quarter ended March 31, 2014.

The Company concluded negotiations with a private investor on March 15, 2014 for $650,000 in equity financing, which amount was received in the quarter ended March 31, 2014.

The Company concluded negotiations with a private investor on March 31, 2014 for $250,000 in equity financing, which amount was received in the quarter ended March 31, 2014.

The Company concluded negotiations with a private investor on April 22, 2014 for $250,000 in equity financing, which amount will be recorded in the quarter ended June 30, 2014. See Note 10, Subsequent Events.

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at March 31, 2014 or 2013. Charges for gathering and transportation are included in production expenses.

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

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at March 31, 2014 or 2013. Charges for gathering and transportation are included in production expenses.

Management believes it should now have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $1,085 and none for the quarters ended March 31, 2014 and 2013, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. There was no stock-based compensation expense recognized for the quarters ended March 31, 214 or 2013. In prior years, Company used the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Subsequent Events

See Note 10 for further details on such subsequent events which occurred after March 31, 2014.

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

During the years ended December 31, 2010 and 2011 the Company issued 16,667 and 16,666 shares of Andora common stock to its Chief Executive Officer in lieu of $20,000 in cash compensation due under his employment agreement.

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

At March 31, 2014, we owned a total of 2,889,386 shares in Andora valued at $1,569,284 for financial statement purposes ($0.5437 per share) after taking a permanent writedown of $1,340,852 in fiscal 2012 due to market conditions and a temporary writedowns of $104,018 at December 31, 2013 and $60,330 at March 31, 2014 to reflect the decline in the current market value of this property after conversion into US dollars. Some of these shares will be used to finance the distribution of the Andora shares as discussed above. Andora is a privately owned oil and gas company which is 71.80% owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange. The Company owns approximately 3% of the total outstanding shares of Andora.

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION (continued)

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

At March 31, 2014 the Company owned 2,889,386 Andora shares valued at $1,569,284 (valued at $0.5431 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

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

The Company also owns partnership interest in two oil & gas partnerships located in Texas and acquired $6,000 of these interests during the quarter ended March 31, 2014 increasing the total value of these properties to $7,788 after amortization of $212.

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Quarter ended,
	March 31, 2014	March 31, 2013
Net Taxable Loss	$(220,000)	$(138,000)
Income tax computed at combined U.S. and state rates (30%)	(66,000)	(114,000)
Permanent differences	-	-
Changes in valuation allowance	66,000	114,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$4,836,000	$4,638,000
Other tax attributes	1,930,000	1,930,000
Less valuation allowance	(6,766,000)	(6,568,000)
Total	$-	$-

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

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 5 - INVESTMENT OBLIGATION

The Company received investments in common stock which in turn reduced the investment obligation by $393,000 in the quarter ended March 31, 2014 thereby reducing the investment obligation to zero as of March 31, 2014.

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

MARCH 31, 2014 AND 2013

NOTE 6 - CAPITAL STOCK (continued)

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

From January 1, 2014 to March 31, 2014, the Company sold 1,050,000 common shares to two accredited investors for total proceeds of $824,000.

NOTE 7 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at March 31, 2014.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	152,500	3.54	$0.40	152,500	$0.40
1.00	900,000	1.42	1.00	900,000	1.00
$1.25	175,000	1.80	1.25	175,000	$1.25
Totals or average	1,427,500	1.90	$1.13	1,427,500	$1.13

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 7 - WARRANTS AND STOCK OPTIONS (continued)

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	152,500	$0.40
Granted	900,000	1.00
Exercised	-	-
Canceled or Expired	-	-
Outstanding at December 31, 2013	1,052,500	$0.91
Granted	375,000	1.12
Exercised
Canceled or expired
Outstanding at March 31, 2014	1,427,500	$0.97

For the quarter ended March 31, 2014 the Company issued 250,000 warrants which were fully vested at March 31, 2014. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2014 or 2013 for any of these warrants issued.

Stock options.

No stock options were issued or exercised during the quarters ended March 31, 2014 or 2013.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at March 31, 2014.

Exercise Prices	Number of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	115,000	3.55	0.40	115,000	0.40
	115,000	3.55	$0.40	115,000	$0.40

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	332,500	$1.40
Granted	267,500	0.80
Exercised	-	-
Canceled or expired	(332,500)	-
Outstanding at December 31, 2012	267,500	$0.40
Granted	-	-
Cancelled or expired	(152,500)	(0.40)
Outstanding at March 31, 2014	115,000	$0.40

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

On April 11, 2014, the Superior Court granted the Company’s motion for summary judgment and the Company prevailed in its defense of the litigation.

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

As of March 31, 2014
2014	$22,500
2015	17,500
2016 and thereafter	-
$40,000

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of March 31, 2014.

NOTE 10 - SUBSEQUENT EVENTS

On April 25, 2014, the Company issued 250,000 common shares and 100,000 stock purchase warrants to an accredited investor for $252,500 in cash.

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

Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” in this Form 10-K. The Company assumes no obligations to update these forward-looking statements to reflect actual results, costs changes in assumptions, or changes in other factors, except as required by law.

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

In April, 2014 the Company sold 250,00 common shares to an accredited investor for total proceeds of $254,500.

Because we are an exploration stage company, the inability to develop oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

None.

Oil and Gas Drilling Activities

The Company acquired a 32% working interest in the Robison lease located in Muhlenberg County, Kentucky for $240,470. At the time of the purchase the lease consisted of two producing oil wells but subsequently during the September, 2013 quarter and subsequently the Operator of the priority drilled two additional oil wells which tested as productive. The Operator is continuing to re-enter and test the property to maximize production levels.

The Company also acquired interests in two energy joint ventures valued at $6,000 during the quarter ended March 31, 2014.

The Company’s ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all. See “Risk Factors.”

See our December 31, 2013 Form 10-K for a complete history of prior oil and gas activities.

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

On October 21, 2013, the Company issued 200,000 common shares and 200,000 warrants to an accredited investor.

On January 26, 2014, the Company issued 400,000 common shares and 175,000 warrants to an accredited investor.

On March 31, 2014, the Company issued 650,000 common shares and 200,000 warrants to an accredited investor.

On April 25, 2014, the Company issued 250,000 common shares and 200,000 warrants to an accredited investor.

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

Number of Total Employees and Number of Full-time Employees

At March 31, 2014, the Company had five (5) full time employees. From our inception through the period ended March 31, 2014, we have relied on the services of outside consultants for services in addition to from one (1) to five (5) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, or complete a major oil & gas property acquisition we will incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Results of Operations

For the Three Month Period Ending March 31, 2014 and March 31, 2013

The Company had operating revenues of $145 in the three months ended March 31, 2014 but none in the quarter ending March 31, 2013.

For the three months ended March 31, 2014, the Company incurred a net loss of $220,196 compared to a loss of $138,045 for the comparable period in 2013, an increased loss of $59,603(76%) from the prior period.  The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended March 31, 2014 were $137,831 versus $138,045 in the comparable three months ended March 31, 2013, an increase of $82,151 from the prior period.  The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $96,400 in the three months ending March 31, 2014 from $60,000 in the comparable period in 2013, an increase of $36,400, an increase in shareholders expenses related to the reverse stock split of $15,977 in 2014 versus none in 2013, an increase in legal fees to $24,586 in 2014 compared to $4,468 in 2013, and a decrease in all other expenses (net) of $6,446.

Net interest expenses for the three months ended March 31, 2014 was $107 versus net interest expense of $214 for the prior comparable three month period.

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

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $220,089 of March 31, 2014 compared with $138,045 at March 31, 2013, 2012, an increase of $82,044. The Company’s cash position at March 31, 2014 was $276,876 compared with $61,521 at December 31, 2013. The Company’s current liabilities were $149,027 at March 31, 2014 compared with $537,255 at December 31, 2013, a decrease of $388,228.

The Company’s net working capital at March 31, 2014 was $141,172 compared with a working capital deficit of $457,603 at December 31, 2013.

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

Our principal executive officer, Clark Morton, and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of March 31, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal financial officer that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business has many risks. During the three months ended March 31, 2014, there were no material changes to the information in our 2013 Form 10-K under “Risk Factors.” Those factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail under “Risk Factors” in Item 1A of our 2013 Form 10-K filed with the Securities and Exchange Commission on April 9, 2013. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

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

During the three months ended March 31, 2014, there were no material changes to the information in our 2013 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended March 31 2014, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
January 22, 2014	Common stock	400,000	$100,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)

March 15, 2014	Common stock	650,000	$100,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)

During the three months ended March 31, 2014, there were no repurchases by the Company of its Common Stock.

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

(i) Consolidated Balance Sheets at March 31, 2014(unaudited) and December 31, 2013.

(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ending March 31, 2014 and 2013

(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending March 31, 2014 and March 31, 2013, and inception of development stage to March 31, 2014, and

(iv) the notes to unaudited financial statements.*

**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: May 15, 2014	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: May 15, 2014	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

