Form 10-Q
period 2014-06-30
Surge Global Energy, Inc.
filed 2014-08-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[  ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 0-24269

SURGE GLOBAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1454529
(State or jurisdiction of	(Employer
incorporation or organization)	Identification No.)

75-153 MERLE DRIVE, SUITE B
PALM DESERT, CALIFORNIA 92211
(Address of Principal Executive Offices)

Issuer’s telephone number: (800) 284-3898

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). YES [X] NO [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [  ] NO [X]

As of August 14, 2014, the Registrant had 14,234,673 shares of common stock issued and outstanding.

2

Part I - Financial Information

SURGE GLOBAL ENERGY, INC.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Financial Statements (Unaudited)

Page No

Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013	F-1

Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and June 30, 2013	F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013	F-3 - F-4

Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-15

3

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,310	$61,521
Accounts Receivable	-	105
Prepaid expenses	24,697	18,026
Total current assets	181,007	79,652

Property and equipment, net of accumulated depreciation of $39,963 and $37,792, respectively	9,405	11,576

Oil & Gas Properties, net of accumulated amortization of $210,374 and $200,586, respectively	40,096	41,884

Investment in Andora Energy	1,624,413	1,629,614

Security Deposit	5,000	5,000

Total assets	$1,859,921	$1,767,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$100,010	$144,255
Investment obligation	-	393,000
Total current liabilities	100,010	537,255

Total liabilities	100,010	537,255

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 14,234,673 and 12,919,673 shares issued and outstanding, respectively	14,235	12,920
Additional paid-in capital	56,578,494	55,588,209
Accumulated other comprehensive income	(109,219)	(104,018)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(42,386,087)	(41,929,128)
Total stockholders’ equity	1,759,911	1,230,471

Total liabilities and stockholders’ equity	$1,859,921	$1,767,726

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2014	2013	2014	2013

Revenues:
Oil & gas revenues	-	$-	$145	$-
Oil & gas (expenses)	-	-	(86)	-
Gross profit	-	-	59	-

Operating expenses:
Selling, general and administrative expenses	225,843	87,442	444,906	225,273
Accretion, depreciation and amortization	1,086	-	2,171	-
Oil and gas property impairment	9,702	-	9,702	-
Total operating expenses	236,631	87,442	456,779	225,273

Loss from operations	(236,631)	(87,442)	(456,720)	(225,673)

Other income (expense):
Interest income (expense)	(132)	(123)	(239)	(337)
Loss from continuing operations, before income taxes and minority interest	(236,763)	(87,565)	(456,959)	(225,610)
Benefit (provision) for income taxes	-	-	-	-
Income (loss) before non-controlling interest	(236,763)	(87,565)	(456,959)	(225,610)

Income (loss) applicable to non-controlling interest	-	-	-	-
Net income (loss)	(236,763)	(87,565)	(456,959)	(225,610)
Other comprehensive income (loss):

Unrealized gain (loss) on available for sale securities	55,129	-	(5,201)	-
Foreign currency translation adjustment		-	-	-
Comprehensive income (loss)	(181,634)	$(87,565)	$(462,160)	$(225,610)

Income (loss) per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding	14,151,902	12,024,069	12,919,673	10,511,245

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(456,959)	$(225,610)
Non-controlling interest		-
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	2,257	-
Impairment of oil and gas properties	9,702	-
Warrant expense	12,450	-
Changes in operating assets and liabilities:
Accounts Receivable and other receivables	105	-
Prepaid expense and other assets	(6,671)	2,364
Accounts payable and accrued liabilities	(44,245)	(11,782)

Net cash received (used) from operating activities	$(483,361)	$(235,028)

	For the six months ended June 30,
	2014	2013
Cash flows from investing activities:
Purchase of oil and gas properties	(8,000)	-
Net cash provided by (used in) investing activities	(8,000)	-

Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	979,150	200,000
Common stock subscribed	-	(100,000)
Proceeds from (apportionment of) investment obligation	(393,000)	240,000
Net cash (used in) provided by financing activities	586,150	340,000
Effect of exchange rates on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	94,789	104,972

Cash and cash equivalents at the beginning of the period	61,521	90,541
Cash and cash equivalents at the end of the period	$156,310	$195,513

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the six months ended June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$132	$214
Cash paid during the period for income taxes	-	-

Supplemental Disclosures of Non-Cash Transactions:
Unrealized loss (gain) on available for sale securities	$(5,201)	-
Issuance of Warrants to third parties	$12,450	-

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, and Surge Holding Co., (collectively the “Company“).

The Company’s Canadian subsidy is carried in their Canadian dollar functional currency and is presented in U.S. dollars upon consolidation. Any gain or loss on conversion into U.S. dollars is reflected in other comprehensive income. All amounts stated in these financial statements are in $US unless otherwise noted.

In January 2005, the Company began implementing plans to establish an oil and gas development business. As a result, the Company is an exploration stage enterprise, as defined by ASC 915 (formerly Statement of Financial Accounting Standards No. 7 (“SFAS 7“)) and is now seeking to explore the acquisition and development of oil and gas properties in the United States and Canada. From its inception of exploration stage through the date of these financial statements, the Company has not generated any significant revenues from oil and gas operations and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

For the period from January 1, 2005 (inception of exploration stage) through June 30, 2014 the Company has accumulated exploration stage losses of $42,386,087. The Company will cease to be an exploration stage oil and gas company once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling“) equal to the sum of (a) the present value of future net cash flows from the estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or the estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

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

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $156,310 in cash in accounts maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings as reflected in the balance sheets, approximate the fair value because of the short-term maturity of these instruments.

ASC 820, “Fair Value Measurements and Disclosures,“ defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

	As of June 30, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investment in Andora, available for sale or for distribution	$1,624,413	-	-	1,624,413	$1,624,413

Total	$1,624,413	-	-	1,624,413	$1,624,413

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. See Note 2 for further details on the Andora investment.

Foreign Currency Translation

Assets and liabilities in foreign currency are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses, if any, are included in the statements of operations.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $456,949 and $225,610 for the six months ending June 30, 2014 and 2013, respectively. The Company’s cash position as of June 30, 2014 was $156,310 compared with $61,521 at December 31, 2013, an increase of $94,789. The Company’s net current assets, on a consolidated basis, were a surplus of $80,997 compared with a net current deficit of $457,603 at December 31, 2013, an increase in net working capital of $538,600 primarily as a result of common stock sales. Management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

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

The Company concluded negotiations with a private investor on April 22, 2014 for $250,000 in equity financing, which amount was received in the quarter ended June 30, 2014.

In June, 2014, the Company issued 15,000 common shares as a partial payment of the salary of a new employee.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at June 30, 2014 or 2013.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. Most of our tax loss carry forwards were cancelled as a result of a change of control which occurred in October, 2012.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $2,171 and none for the quarters ended June 30, 2014 and 2013, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. There was no stock-based compensation expense recognized for the quarters ended June 30, 2014 or 2013. In prior years, Company used the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as other assumptions of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC“) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed these rules and releases and does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated results of operations, financial position or cash flow.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities“ (Topic 915), which includes those in exploration stage. The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION

On September 19, 2007, Signet completed the proposed business combination of Signet and Andora Energy Corporation (“Andora“). As part of the combination, each of the issued and outstanding shares of Signet common stock was exchanged for 0.296895028 shares of Andora common stock. The Company exchanged its 11,550,000 shares of Signet common stock for approximately 3,429,140 shares of common stock of Andora representing approximately 5.78% of the fully diluted shares of Andora. At that time, 2,349,321 shares of Andora common stock received by the Company were placed in an escrow account pursuant to an agreement with Valiant Trust Company, Andora and Signet. In connection with the Dynamo litigation claim, Andora was entitled to recover a claim of legal fees from the Company pursuant to a judgment of a court of competent jurisdiction and after exhausting all appeals, which only allowed the escrowed shares to be released upon settlement of all claims. Pursuant to the agreement reached between the Company and Andora, all shares were released from escrow to the Company in February, 2010 after payment of 375,000 Andora shares owned by the Company to Andora.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 2 - INVESTMENT IN ANDORA ENERGY CORPORATION (continued)

In October 2012, the Company agreed it would take steps to contribute approximately 2,886,000 shares of common stock of Andora held by it to its wholly-owned subsidiary, Cold Flow Energy ULC, an Alberta corporation (“Cold Flow“), or a newly-formed wholly-owned subsidiary, Surge Holding Co., a Delaware corporation (either or both, the “Holding Company“). The Buyers and the Company have agreed that the Holding Company and the Andora Shares will not be disposed of by the Company for any purpose until the later of (i) April 30, 2013 or (ii) 180 days after the subsequent closing date (the “Distribution Date“). This restriction on the time period for the disposition of the Andora Shares or of the Holding Company may be waived in the event that the value of the total non-cash assets of the Company exceeds the value of the Andora Shares. Three of the Company’s current directors, Charles V. Sage, Edwin J. Korhonen and E. Jamie Schloss, were appointed directors of the Holding Company and Messrs. Sage and Schloss were appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date.

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

At June 30, 2014, the Company owned a total of 2,889,386 shares in Andora valued at $1,624,413 for financial statement purposes ($0.5622 per share) after taking a permanent writedown of $1,340,852 in fiscal 2012 due to market conditions and temporary write-downs of $5,201 for the six months ending June 30, 2014 to reflect the decline in the current market value of this property after conversion into US dollars. Some of these shares will be used to finance the distribution of the Andora shares as discussed above.

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

NOTE 3 - OIL AND GAS PROPERTIES

The Company acquired an oil & gas property in Muhlenberg County, Kentucky in July, 2013. The property is located on a 170 acre lease and consisted of two completed wells and subsequently two additional wells were drilled and completed on the property. Due to mechanical problems with the wells and a reduction in reserve estimates, the Company recorded a $200,000 oil and gas impairment in the year ended December 31, 2013 and we are continuing to evaluate this property.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

The Company also owns partnership interest in three oil & gas partnerships located in Texas and acquired $2,000 of these interests during the quarter ended June 30, 2014 increasing the total gross value of these properties to $10,000. After reviewing the value of these partnerships the Company recorded an impairment of $9,702 to completely write-offs these interests at June 30, 2014.

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the six months ended,
	June 30, 2014	June 30, 2013
Net Taxable Loss	$(430,000)	$(225,000)
Income tax computed at combined U.S. and state rates (30%)	(129,000)	(67,500)
Permanent differences	-	-
Changes in valuation allowance	129,000	67,500
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$362,000	$362,000
Other tax attributes	129,000	-
Less valuation allowance	(491,000)	(362,000)
Total	$0	$-

Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carry-forward was cancelled as a result of the change of control, which occurred in October 2012. For federal income tax purposes, the years from 2011 to 2013 are still open.

NOTE 5 - INVESTMENT OBLIGATION

The Company received investments in common stock which in turn reduced the investment obligation by $393,000 in the six months ended June 30, 2014 thereby reducing the investment obligation to zero as of June 30, 2014.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

In November 2006, the Company issued an aggregate of 3 million shares of common stock to third party investors, Gemini Financial, in exchange for net proceeds of $1,350,000. In connection with this private placement, the Company issued to the investors an aggregate of six million warrants of the Company that are subject to registration rights and penalties amounting to 2% of the proceeds on a monthly basis if the registration was not effective by March 28, 2007. To address SEC comments, the Company was obligated to provide and disclose Peace Oil Corp. financial statements as well as a pro forma financial statement of the combined companies. The Company accounted for the warrants issued in accordance with ASC 815 (formerly EITF 00-19) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock“.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6 – CAPITAL STOCK (continued)

In February, 2013 the Company completed a reverse 1 for 20 reverse common stock split and increased the authorized common shares to 400,000,000 from 200,000,000.

In March, 2013 the Company issued 3,216,715 common shares for total proceeds of $100,000.

In June, 2013, the Company issued to an accredited investor 200,000 shares of common stock at $0.50 per share and 200,000 stock purchase warrants exercisable at $1.00 per share.

In September, 2013, the Company issued to an accredited investor 500,000 shares of common stock at $1.00 per share and 500,000 stock purchase warrants exercisable at $1.00 per share.

In October, 2013, the Company issued to an accredited investor 200,000 shares of common stock at $1.00 per share and 200,000 stock purchase warrants exercisable at $1.00 per share.

From January 1, 2014 to June 30, 2014, the Company sold 1,300,000 common shares to three accredited investors at $1.00 per share and 575,000 stock purchase warrants exercisable at an average price of $1.08 per share.

In June, 2014, the Company issued 15,000 common shares as employee compensation, valued at the fair value at the date of grant, in the amount of $3,150.

NOTE 7 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at June 30, 2014.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	152,500	3.29	$0.40	152,500	$0.40
1.00	1,450,000	1.42	1.00	1,450,000	1.00
$1.25	175,000	1.55	1.25	175,000	$1.25
Totals or average	1,777,500	1.65	$1.13	1,777,500	$0.97

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	152,500	$0.40
Granted	900,000	1.00
Exercised	-	-
Canceled or Expired	-	-
Outstanding at December 31, 2013	1,052,500	$0.91
Granted	725,000	1.069
Exercised
Canceled or expired
Outstanding at June 30, 2014	1,777,500	$0.97

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 7 - WARRANTS AND STOCK OPTIONS (continued)

For the quarter ended June 30, 2014 the Company issued 350,000 warrants which were fully vested at June 30, 2014. Of the 350,000 warrants issued, 200,000 warrants were issued in conjunction with a common stock offering and no warrant expense was recorded in 2014 for these warrants.

The second transaction was for 150,000 warrants also issued during the June 30, 2014 quarter and an expense of $12,450 was recorded for these warrants using the Black-Scholes formula for calculating their value.

Stock options.

No stock options were issued or exercised during the quarters ended June 30, 2014 or 2013.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the quarter ended June 30, 2014 include (1) annual risk free rate of $1.00% (2) warrant life of 15 months, (3) expected volatility of 175% and (4) zero expected dividends.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at June 30, 2014:

Exercise Prices	Number of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	115,000	3.30	0.40	115,000	0.40
	115,000	3.30	$0.40	115,000	$0.40

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	115,000	$0.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2014	115,000	$0.40

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

There are no litigation matters pending as of June 30, 2014.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

As of June 30, 2014
2014	$15,000
2015	15,000
2016 and thereafter	-
$30,000

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of June 30, 2014.

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

From 2005 through 2014, we engaged in a series of acquisition, divestiture and capital transactions in an effort to expand our business and provide the basis for long-term shareholder returns from oil and gas exploration and development. Because our operations from 2005 forward have not generated any substantial revenue, we have used our equity and the value of interests in other entities that we have controlled from time to time, to attempt to develop business opportunities we believed would be advantageous. Our management has also undergone a number of changes during this period.

In October 2012, the Company agreed to sell 7,000,000 post reverse split shares to William E. Fitzgerald and Clark Morton and agreed to sell and issue 3,216,715 additional post reverse shares which shares were issued on March 27 2013 which represented change of control.

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

In September 2013, the Company sold 500,000 common shares at a price of $0.50 per share to an accredited investor for cash proceeds of $100,000 and a reduction in the investment obligation due the Fitzgerald Energy Group, and in conjunction with this purchase also issued 500,000 warrants at an exercise price of $1.00 per share exercisable until December 31, 2014.

From January 1, 2014 to June 30, 2014 the Company sold 1,300,000 common shares to three accredited investors for total proceeds of $975,750. In conjunction with these purchases the Company also issued 375,000 warrants to purchase common shares at $1.00 per share until approximately March 31, 2016.

In June, 2014, the Company issued 150,000 warrants exercisable at a price of $1.00 per share until September 30, 2014.

In June, 2014, the Company issued 15,000 common shares as employee compensation.

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

The Company also acquired interests in two energy joint ventures valued at $2,000 during the quarter ended June 30, 2014. Also in this quarter the Company determined that the underlying reserves applicable to these assets were not sufficient to support the valuation on the books and recorded a write-off of these assets in the amount of $9,702 in the quarter ended June 30, 2014.

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

Other financial transactions:

In 2010, the Company sold 50,000 Good Energy shares for $122,500 and the Company issued a total of 2,200,000 pre reverse split common shares for net total proceeds of $218,000.

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

In June 2013, the Company issued to an accredited investor 200,000 common shares at $0.50 per share and 200,000 stock purchase warrants exercisable at $1.00 per share.

In September 2013, the Company issued to an accredited investor 500,000 common shares at $1.00 per share and 500,000 stock purchase warrants exercisable at $1.00 per share.

On October 21, 2013, the Company issued to an accredited investor 200,000 common shares at $1.00 per share and 200,000 stock purchase warrants exercisable at $1.00 per share.

On January 26, 2014, the Company issued to an accredited investor 400,000 common shares at $1.00 per share and 175,000 stock purchase warrants exercisable at $1.25 per share.

On March 31, 2014, the Company issued to an accredited investor 650,000 common shares at $1.00 per share and 200,000 stock purchase warrants at exercisable at $1.00 per share.

On April 25, 2014, the Company issued 250,000 common shares at $1.00 per share to an accredited investor and 200,000 stock purchase warrants exercisable at $1.00 per share.

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

Government and Environmental Regulation

Our operations will be subject to extensive and developing federal, state and local laws and regulations in the United States relating to environmental, health and safety matters; laws affecting petroleum, chemical products and materials; and waste management. New permits, registrations or other authorizations will be required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. Foreign and domestic development, production and sale of oil are extensively regulated in Canada at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, in Canada and at federal and state levels, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Canada and multiple state statutes and regulations where we intend to conduct operations require permits for drilling operations, drilling bonds and reports concerning wells. Such jurisdictions also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

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

Number of Total Employees and Number of Full-time Employees

At June 30, 2014, the Company had six (6) full time employees. From our inception through the period ended June 30, 2014, we have relied on the services of outside consultants for services in addition to from one (1) to five (5) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, or complete a major oil & gas property acquisition we will incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Results of Operations

For the Three Month Period Ending June 30, 2014 and June 30, 2013

The Company had no operating revenues in the three months ended June 30, 2014 or in the quarter ending June 30, 2014.

For the three months ended June 30, 2014, the Company incurred a net loss of $236,763 compared to a loss of $87,565 for the comparable period in 2013, an increased loss of $149,198 from the prior period.

The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended June 30, 2014 were $236,631 versus $87,442 in the comparable three months ended June 30, 2013, an increase of $149,989 from the prior period. The increase in operating expenses was attributable primarily to an increase in officer salaries to $104,600 in the three months ending June 30, 2014 from $51,500 in the comparable period in 2013, an increase of $53,100; an increase in legal fees to $74,242 in the three months ending June 30, 2014 compared to $17,086 in the comparable period in 2013, an increase of $57,156; $12,450 in warrant expense the June 2014 quarter compared to none in the comparable period in 2013, $13,500 in tax preparation expenses in June, 2014 with no comparable charge in the prior period, and an increase in travel, entertainment and related expenses of $13,783.

Net interest expenses for the three months ended June 30, 2014 was $132 versus net interest expense of $123 for the prior comparable three month period.

For the Six Month Period Ending June 30, 2014 and June 30, 2013

The Company had operating revenues in the six months ended June 30, 2014 of $145 compared with no revenues in the six months ended June 30, 2013.

For the six months ended June 30, 2014, the Company incurred a net loss of $446,747 compared to a loss of $225,273 for the comparable period in 2013, an increased loss of $221,137(98%) from the prior period.

The principal reasons for this increased loss are set forth below:

Total operating expenses for the six months ended June 30, 2014 were $456,720 versus $225,273 in the comparable six months ended June 30, 2013, an increase of $231,447 from the prior period. The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $208,000 in the six months ending June 30, 2014 from $111,500 in the comparable period in 2013, an increase of $96,500; an increase in legal fees to $128,562 in 2014 compared to $31,413 in 2013, an increase of $97,149; $12,450 in warrant expense in the six months ended June, 2014 compared to none in the comparable period in 2013; $13,500 in tax preparation expenses in June, 2014 with no comparable charge in the prior period; an increase in rent expenses to $17,400 in the six months ended June 30,2014 compared with $6,933 in the comparable period in 2013; an increase of $10,467; an increase in travel and entertainment expenses to $41,914 in the six months ended June 30, 2014 compared with $3,351, an increase of $38,563; and a decrease in all other expenses (net) of $5,552.

Depreciation expense for the six months ended June 30, 2014 was $2,171 versus no depreciation expense in the prior comparable three month period, an increase of $2,171.

Net interest expenses for the six months ended June 30, 2014 was $239 versus net interest expense of $337 for the prior comparable three month period, a decrease of $98.

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

A substantial portion of the increased operating expenses were incurred in conjunction with the efforts to acquire an oil and gas property in Western Africa. A portion of these expenses may be recoverable at the time that acquisition is completed.

Future operations

Our future operations depend on available cash resources, additional financing, and/or the sale of additional common stock. We can provide no assurances that any additional financing will be satisfactory to us, if at all.

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations for the six months ending June 30, 2014 of $456,959 compared with $225,273 for the six months ending June 30, 2014, an increase of $231,686. The Company’s cash position at June 30, 2014 was $156,310 compared with $61,521 at December 31, 2013, an increase of $101,355. The Company’s current liabilities were $100,100 at June 30, 2014 compared with $537,255 at December 31, 2013, a decrease of $437,155.

The Company’s net working capital at June 30, 2014 was $80,997 compared with a working capital deficit of $457,603 at December 31, 2013, an improvement of $538,600.

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

Our principal executive officer, Clark Morton, and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of June 30, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal financial officer that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business has many risks. During the six months ended June 30, 2014, there were no material changes to the information in our 2013 Form 10-K under “Risk Factors.” Those factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail under “Risk Factors” in Item 1A of our 2013 Form 10-K filed with the Securities and Exchange Commission on April 9, 2013. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Loss of Investment Company Act Exclusion Would Adversely Affect Our Business

Surge Global Energy (“Surge”) currently relies on section 3(c)(9) of the Investment Company Act of 1940 (“1940 Act”) to avoid federal registration and regulation as an investment company. Section 3(c)(9) excludes from the 1940 Act’s definition on investment company “any person substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts related to such mineral royalties or leases, or fractional interests therein relative to such royalties, leases, or fractional interests.”

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

During the six months ended June 30, 2014, there were no material changes to the information contained in our 2013 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended June 30, 2014, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
April 25, 2014	Common stock	250,000 shares plus warrants	$250,000, no commissions paid	Accredited Investor	Rule 506; Section 4(2)

During the three months ended June 30, 2014, there were no repurchases by the Company of its Common Stock.

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

(i) Consolidated Balance Sheets at June 30, 2014(unaudited) and December 31, 2013.

(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month and six month periods ending June 30, 2014 and 2013

(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending June 30, 2014 and June 30, 2013, and

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

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2014	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: August 14, 2014	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

