Form 10-Q
period 2014-09-30
Surge Global Energy, Inc.
filed 2014-11-14
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[  ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

As of November 14, 2014, the Registrant had 14,764,673 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

SURGE GLOBAL ENERGY, INC.

 INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 1. Financial Statements (Unaudited)

Page No

Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013	F-1

Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and September 30, 2013	F-2

Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013	F-3

Notes to Unaudited Consolidated Condensed Financial Statements	F-4 - F-12

3

SURGE GLOBAL ENERGY, INC.

 CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,764	$61,521
Accounts Receivable	-	105
Prepaid expenses	10,388	18,026
Total current assets	226,152	79,652

Property and equipment, net of accumulated depreciation of $41,048 and $37,792, respectively	8,320	11,576

Oil & Gas Properties, net of accumulated amortization of $230,374 and $200,586, respectively	20,096	41,884

Investment in Andora Energy	1,546,746	1,629,614

Security Deposit	5,000	5,000

Total assets	$1,806,314	$1,767,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,557	$144,255
Investment obligation	-	393,000
Total current liabilities	76,557	537,255

Total liabilities	76,557	537,255

Commitments and contingencies	-	-

Stockholders’ equity :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 14,757,173 and 12,919,673 shares issued and outstanding, respectively	14,757	12,920
Additional paid-in capital	56,845,197	55,588,209
Accumulated other comprehensive income	(186,886)	(104,018)
Accumulated deficit	(12,337,512)	(12,337,512)
Deficit from inception of exploration stage	(42,605,799)	(41,929,128)
Total stockholders’ equity	1,729,757	1,230,471

Total liabilities and stockholders’ equity	$1,806,314	$1,767,726

See accompanying footnotes to these unaudited condensed consolidated financial statements

SURGE GLOBAL ENERGY, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Oil & gas revenues	-	$1,717	$145	$1,717
Oil & gas (expenses)	-	(697)	(86)	(697)
Gross profit	-	1,020	59	1,020

Operating expenses:
Selling, general and administrative expenses	198,328	236,803	643,234	462,076
Accretion, depreciation and amortization	1,085	362	3,256	362
Oil and gas property impairment	20,000	-	29,702	-
Total operating expenses	219,143	237,165	676,192	462,438

Loss from operations	(219,143)	(236,145)	(676,133)	(461,418)

Other income (expense):
Interest income (expense)	(299)	-	(538)	(337)
Loss from continuing operations, before income taxes and minority interest	(219,712)	(236,145)	(676,671)	(461,755)
Benefit (provision) for income taxes	-	-	-	-
Income (loss) before non-controlling interest	(219,712)	(236,145)	(676,671)	(461,755)

Income (loss) applicable to non-controlling interest	-	-	-	-
Net income (loss)	(219,712)	(236,145)	(676,671)	(461,755)
Other comprehensive income (loss):

Unrealized gain (loss) on available for sale securities	(77,667)	(75,546)	(82,868)	(75,546)
Foreign currency translation adjustment	-	-	-	-
Comprehensive income (loss)	(297,379)	$(311,691)	$(759,539)	$(537,301)

Income (loss) per common share - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding	14,432,554	12,225,108	13,944,399	11,088,811

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net Loss	$(676,671)	$(461,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	3,342	736
Stock based compensation	15,022
Impairment of oil and gas properties	29,702	-
Warrant expense	12,450	-
Changes in operating assets and liabilities:
Accounts Receivable and other receivables	105	(1,394)
Prepaid expense and other assets	7,638	(3,759)
Accounts payable and accrued liabilities	(67,698)	70,840
Net cash received in operating activities	$(676,110)	$(395,332)

Cash flows from investing activities:
Purchase of property and equipment	-	(13,023)
Purchase of oil and gas properties	(8,000)	(242,470)
Net cash provided by (used in) investing activities	(8,000)	(255,493)

Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	838,353	452,000
Common stock subscribed	-	(100,000)
Proceeds from (apportionment of) investment obligation	-	393,000
Net cash (used in) provided by financing activities	838,353	745,000

Net increase (decrease) in cash and cash equivalents	154,243	94,175

Cash and cash equivalents at the beginning of the period	61,521	90,541
Cash and cash equivalents at the end of the period	$215,764	$184,716

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$538	$337
Cash paid during the period for income taxes	-	-

Supplemental Disclosures of Non-Cash Transactions:
Unrealized loss (gain) on available for sale securities	$82,868	75,546
Issuance of common stock for equity obligation	$393,000	-

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, 1294697 Alberta LTD, Cold Flow Energy ULC, and Surge Holding Co., (collectively the “Company”).

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

For the period from January 1, 2005 (inception of exploration stage) through September 30, 2014 the Company has accumulated exploration stage losses of $42,605,799. The Company will cease to be an exploration stage oil and gas company once it commences oil and gas drilling, exploration, and production of oil and gas properties.

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

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has total cash of $215,764 in cash in accounts maintained by U.S. banks, all of which is subject to up to $250,000 of FDIC insurance.

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

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

	As of September 30, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investment in Andora, available for sale or for distribution	$1,546,746	-	-	1,546,746	$1,546,746

Total	$1,546,746	-	-	1,546,746	$1,546,746

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. See Note 2 for further details on the present status of the Andora investment.

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

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $676,671 and $461,755 for the nine months ending September 30, 2014 and 2013, respectively. The Company’s cash position as of September 30, 2014 was $215,764 compared with $61,521 at December 31, 2013, an increase of $154,243. The Company’s net current assets, on a consolidated basis, were a surplus of $149,595 compared with a net current deficit of $457,603 at December 31, 2013, an increase in net working capital of $607,198 primarily as a result of common stock sales. Management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

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

The Company concluded negotiations with a private investor on April 22, 2014 for $250,000 in equity financing, which amount was recorded in the quarter ended June 30, 2014.

In June, 2014, the Company issued 15,000 common shares as a partial payment of the salary of a new employee.

In August, 2014, the Company concluded negotiations with a private investor on August 26, 2014 for $262,500 in equity financing.

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at September 30, 2014 or 2013.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were removed or settled. Most of our tax loss carry forwards were cancelled as a result of a change of control which occurred in October, 2012.

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

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $3,256 and $362 for the quarters ended September 30, 2014 and 2013, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. There was no stock-based compensation expense recognized for the quarters ended September 30, 2014 or 2013. In prior years, Company used the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as other assumptions of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915), which includes those in exploration stage. The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

SEPTEMBER 30, 2014 AND 2013

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

At September 30, 2014, the Company owned a total of 2,889,386 shares in Andora valued at $1,546,746 for financial statement purposes ($0.5353 per share) after taking a permanent write-down of $1,340,852 in fiscal 2012 due to market conditions and temporary write-downs of $82,868 for the nine months ending September 30, 2014 to reflect the decline in the current market value of this property after conversion into US dollars. Some of these shares will be used to finance the distribution of the Andora shares as discussed above.

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

NOTE 3 - OIL AND GAS PROPERTIES

The Company acquired an oil & gas property in Muhlenberg County, Kentucky in July, 2013. The property is located on a 170 acre lease and consisted of two completed wells and subsequently two additional wells were drilled and completed on the property. Due to mechanical problems with the wells and a reduction in reserve estimates, the Company recorded a $200,000 oil and gas impairment in the year ended December 31, 2013 and a $20,000 valuation reserve during the quarter ended September 30, 2014. We are continuing to evaluate this property to determine its net realizable value.

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the nine months ended,
	September 30, 2014	September 30, 2013
Net Taxable Loss	$(670,000)	$(460,000)
Income tax computed at combined U.S. and state rates (30%)	(200,000)	(130,000)
Permanent differences	-	-
Changes in valuation allowance	200,000	130,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of September 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$362,000	$362,000
Other tax attributes	129,000	-
Less valuation allowance	(491,000)	(362,000)
Total	$0	$-

Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A substantial portion of the tax loss carryforward was cancelled as a result of the change of control, which occurred in October 2012. For federal income tax purposes, the years from 2011 to 2013 are still open.

NOTE 5 - INVESTMENT OBLIGATION

The Company received investments in common stock which in turn reduced the investment obligation by $393,000 in the nine months ended September 30, 2014 thereby reducing the investment obligation to zero as of September 30, 2014.

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

As of September 30, 2014, no shares of preferred stock are outstanding.

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

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 6 - CAPITAL STOCK (continued)

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

From January 1, 2014 to June 30, 2014, the Company sold 1,300,000 common shares to three accredited investors for total proceeds of $583, 000 and converted equity obligations, received in prior year, in the amount of $393,000.

In June, 2014, the Company issued 15,000 common shares as employee compensation, valued at fair market value, $3,150.

During the period from July 1, 2014 to September 30, 2014, the Company sold 500,000 shares to an accredited investor for total proceeds of $264,300 and the Company issued 22,500 common shares as employee compensation, valued at the fair value at the date of grant, in the amount of $4,725.

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 7 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at September 30, 2014.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	152,500	3.04	$0.40	152,500	$0.40
0.55	500,000	0.90	0.55	500,000	0.55
1.00	1,450,000	1.42	1.00	1,450,000	1.00
$1.25	175,000	1.55	1.25	175,000	1.25
Totals or average	2,277,500	1.42	$0.88	2,277,500	$0.88

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	152,500	$0.40
Granted	900,000	1.00
Exercised	-	-
Canceled or Expired	-	-
Outstanding at December 31, 2013	1,052,500	$0.91
Granted	1,225,000	0.75
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2014	1,777,500	$0.88

For the quarter ended September 30, 2014 the Company issued 500,000 warrants exercisable at $0.55 per share which were fully vested at September 30, 2014. The 500,000 warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2014 for these warrants.

Stock options.

No stock options were issued or exercised during the quarters ended September 30, 2014 or 2013.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued include (1) annual risk free rate of $1.00% (2) warrant life of 15 months, (3) expected volatility of 175% and (4) zero expected dividends.

The following table summarizes the balances of stock options issued to an officer outstanding at September 30, 2014:

Exercise Prices	Number of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	115,000	3.05	0.40	115,000	0.40
	115,000	3.05	$0.40	115,000	$0.40

SURGE GLOBAL ENERGY, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 7 - WARRANTS AND STOCK OPTIONS (continued)

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	115,000	$0.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2014	115,000	$0.40

NOTE 8 - LITIGATION MATTERS

The Company’s business and operations may subject the Company to claims, litigation and other proceedings brought by private parties and governmental authorities. Currently we are not a party to any pending litigation matters. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if the Company were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which adversely affect our financial condition, results of operations or cash flows. There are no litigation matters pending as of September 30, 2014.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, Palm Desert CA at a monthly rental of $225 per month.

In July, 2013 the Company leased space located at 1110 Brickell Avenue, Suite 317, Miami FL. The terms of the lease are a monthly rental of $2,500 per month for a two year term. The following is our lease commitment for future periods:

As of September 30, 2014
2014	$8,025
2015	16,050
2016 and thereafter	-
$24,075

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of September 30, 2014.

NOTE 10 - SUBSEQUENT EVENTS

On October 31, 2014, the Company issued 7,500 common shares as additional compensation.

On November 7, 2014, William A. Fitzgerald resigned as a director.

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

In March 2013, the Company issued 3,216,715 additional shares issued to Mr. Fitzgerald and Mr. Morton in consideration of an investment of $100,000. After this issuance, the total outstanding shares were 12,019,673 as at June 30, 2013 which are owned by Mr. Morton and Mr. Fitzgerald equally and which, in the aggregate, represented an ownership of 85% of the outstanding common shares.

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

From January 1, 2014 to June 30, 2014 the Company sold 1,300,000 common shares to three accredited investors for total proceeds of $975,750. In conjunction with these purchases the Company also issued 175,000 warrants to purchase common shares at $1.25 per share exercisable until January 23, 2016 and 400,000 warrants at $1.00 per share exercisable until approximately March 31, 2016.

In June, 2014, the Company issued 150,000 warrants exercisable at a price of $1.00 per share exercisable until September 30, 2015.

In June, 2014, the Company issued 15,000 common shares as employee compensation.

In August, 2014, the Company sold 500,000 common shares to an accredited investor for total proceeds of $264,300. In conjunction with these purchases the Company also issued 375,000 warrants to purchase common shares at $0.55 per share exercisable until August 16, 2016.

In the quarter ended September 30, 2014 the Company issued 22,500 common shares as employee compensation.

In October, 2014, the Company issued 7,500 common shares as employee compensation.

Because we are an exploration stage company, the inability to develop oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

For the past nine months the Company has been actively engaged in ongoing negotiations to acquire an interest in an oil and gas property located in offshore Western Africa.

Oil and Gas Drilling Activities

The Company acquired a 32% working interest in the Robison lease located in Muhlenberg County, Kentucky for $240,470. At the time of the purchase the lease consisted of two producing oil wells but subsequently during the September, 2013 quarter and subsequently the Operator of the priority drilled two additional oil wells which tested as productive. The Company recorded a write-down of these assets of $20,000 during the quarter ended September 30, 2014.

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

See our December 31, 2013 Form 10-K for a complete history of prior oil and gas activities. For the past nine months the Company has been actively engaged in ongoing negotiations to acquire an interest in an oil and gas property located in offshore Western Africa.

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

During the quarter ended September 30, 2014 the Company issued a total of 22,500 common shares as additional compensation to an employee.

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

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts. The Company analyzes its estimates, including those related to future oil and gas revenues and oil and gas properties, contingencies and litigation. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Number of Total Employees and Number of Full-time Employees

At September 30, 2014, the Company had six (6) full time employees. From our inception through the period ended September 30, 2014, we have relied on the services of outside consultants for services in addition to from one (1) to six (6) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, or complete a major oil & gas property acquisition we will incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Results of Operations

For the Three Month Period Ending September 30, 2014 and 2013

The Company had no operating revenues in the three months ended September 30, 2014 compared with revenues of $1,717 in the in the quarter ending September 30, 2013.

For the three months ended September 30, 2014, the Company incurred a net loss of $219,712 compared to a loss of $236,145 for the comparable period in 2013, a decreased loss of $16,433 from the prior period.

The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended September 30, 2014 were $198,328 versus $236,803 in the comparable three months ended September 30, 2013, a decrease of $38,475 from the prior period. The decrease in operating expenses was attributable primarily to a decrease in legal fees of $58,700 from the prior period. Other changes consisted of an increase in officer and staff salaries to $112,000 in the three months ending September 30, 2014 from $80,000 in the comparable period in 2013, and an increase of $32,000; and an increase in travel, entertainment and related expenses of $33,200. The Company recorded a write-down of its oil and gas properties of $20,000 during the period ending September 30, 2014 compared with no comparable write-off in the prior period.

Net interest expenses for the three months ended September 30, 2014 was $299 versus no net interest expense for the comparable prior three month period.

For the Nine Month Period Ending September 30, 2014 and 2013

The Company had operating revenues in the nine months ended September 30, 2014 of $145 compared with revenues in the nine months ended September 30, 2013 of $1,717.

For the nine months ended September 30, 2014, the Company incurred a net loss of $676,671 compared to a loss of $461,755 for the comparable period in 2013, an increased loss of $214,916 from the prior period.

The principal reasons for this increased loss are set forth below:

Total operating expenses for the nine months ended September 30, 2014 were $643,000 versus $462,000 in the comparable nine months ended September 30, 2013, an increase of $181,000 from the prior period. The increase in operating expenses was attributable primarily to an increase in officers’ salaries to $346,000 in the nine months ending September 30, 2014 from $202,000 in the comparable period in 2013, an increase of $144,000; a decrease in legal fees to $73,000 in 2014 compared to $99,000 in 2013, a decrease of $26,000; $12,000 in warrant expense in the nine months ended September 30, 2014 compared to none in the comparable period in 2013; an increase in rent expenses to $26,000 in the nine months ended September 30,2014 compared with $14,000 in the comparable period in 2013, an increase of $12,000; an increase in travel and entertainment expenses to $85,000 in the nine months ended September 30, 2014 compared with $5,000, an increase of $80,000; and a decrease in all other expenses (net) of $29,000.

Depreciation expense for the nine months ended September 0, 2014 was $3.300 versus depreciation expense in the prior comparable three month period of $400, an increase of $2,900.

Net interest expenses for the nine months ended September 30, 2014 was $500 versus net interest expense of $300 for the prior comparable three month period, a decrease of $200.

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

A substantial portion of the increased operating expenses were incurred in conjunction with the efforts to acquire an oil and gas property in Western Africa. A portion of these expenses may be recoverable at the time that acquisition is completed, the amount of which cannot be determined at this time.

Future operations

Our future operations depend on available cash resources, additional financing, and/or the sale of additional common stock. We can provide no assurances that any additional financing will be satisfactory to us, if at all.

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations for the nine months ending September 30, 2014 of $676,671 compared with $461,755 for the nine months ending September 30, 2014, an increase of $214,916. The Company’s cash position at September 30, 2014 was $215,764 compared with $61,521 at December 31, 2013, an increase of $154,243. The Company’s current liabilities were $76,556 at September 30, 2014 compared with $537,255 at December 31, 2013, a decrease of $460,699.

The Company’s net working capital at September 30, 2014 was $149,595 compared with a working capital deficit of $457,603 at December 31, 2013, an improvement of $607,198.

Management believes it should have sufficient capital resources to meet projected cash flow needs through the next twelve months through the sale of additional common stock, convertible debentures and/or reimbursement of previously incurred expenses, although no assurances can be given in this regard.

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

Our principal executive officer, Clark Morton, and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of September 30, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the Principal financial officer that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business has many risks. During the nine months ended September 30, 2014, there were no material changes to the information in our 2013 Form 10-K under “Risk Factors.” Those factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail under “Risk Factors” in Item 1A of our 2013 Form 10-K filed with the Securities and Exchange Commission on April 9, 2013. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2014, there were no material changes to the information contained in our 2013 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended September 30, 2014, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
August 27, 2014	Common stock	500,000 shares plus warrants	$264,300, no commissions paid	Accredited Investor	Rule 506; Section 4(2)

Other common stock sales of securities in 2014 are included in the Form 10-Q’s for the periods ending March 31, 2014 and June 30, 2014.

During the three months and nine months ended September 30, 2014, there were no repurchases by the Company of its Common Stock.

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

(i) Consolidated Balance Sheets at September 30, 2014(unaudited) and December 31, 2013.
(ii) the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month and six month periods ending September 30, 2014and 2013.
(iii) the unaudited Consolidated Statements of Cash Flows for the periods ending September 30, 2014 and 2013.
(iv) the notes to unaudited financial statements.*

* Filed herewith.
**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2014	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: November 14, 2014	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)