Form 10-K
period 2014-12-31
Surge Global Energy, Inc.
filed 2015-03-31
CIK 1053648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s approximately 3,910,458 shares of common stock (held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.21) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was $821,000.

The number of shares outstanding of the registrant’s common stock at March 31, 2015 was 15,214,673.

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

General Overview

Surge Global Energy, Inc. (“Surge”) is a Delaware corporation traded on the OTC Markets Group (OTCQB) and on the OTC Bulletin Board (OTC BB) under the symbol “SRGG.” Our principal executive office is located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211 and our international sales office is located at 1110 Brickell Avenue, Suite 317, Miami FL 33131.

Our telephone number is (800) 284-3898 and our fax number is (786) 923-0963. We maintain a website at www.SurgeGlobalEnergy.com. The contents of this website are not made a part of this filing.

We are an oil and gas exploration and development company. The Company is engaged in negotiations concerning the acquisition, feasibility and development of a production partnership for the purposes of developing oil & gas assets located in the Gulf of Guinea and the surrounding offshore area of West Africa on the Atlantic Ocean and in East and West Texas in the United States and in South America. It is the Company’s present intent to acquire interests in existing production sites or historical production sites with proved reserves. We intend to actively participate in drilling for oil and gas for our own account and to participate with others in drilling opportunities. We will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than us or our co-interest holders. In the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. In the current oil and gas lease environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by us or that we can sell prospects or obtain financing for, or participate with others to join in the development of, prospects.

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

In 2013, the Company sold a total of 900,000 common shares to three accredited investors for total cash proceeds of $452,000 which increased the total outstanding shares to 12,919,673 at December 31, 2013.

In 2014, the Company sold a total of 1,800,000 common shares to four accredited investors for proceeds of $837,500 plus $9,300 reimbursement of administrative expenses, and issued 45,000 shares as employee compensation which increased the total outstanding shares to 14,764,673 at December 31, 2014.

In 2015, through March 31, 2015, the Company sold a total of 450,000 common shares for total proceeds of $270,000, increasing the total outstanding shares to 15,214,673.

Because we are an exploration stage company, the inability to develop oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

In February, 2015, the Company retained Omega Capital Street to raise funds for oil and gas acquisitions.

In March, 2015, the Company agreed to acquire a 10% interest in Nikoil Energy Limited for $150,000 in cash and common stock and options, which transaction should be closed in April, 2015. The cash payment was made in March, 2015.

Oil and Gas Drilling Activities

There were no new oil and gas drilling activities finalized and closed in fiscal 2014, but in August through November, 2013 we acquired a 32% working interest in four oil and gas wells located in Muhlenberg County, Kentucky. Two of these wells were drilled and completed in 2013. We also acquired small interests in two oil and gas partnerships located in Texas. The Company took impairments of $49,798 in the year ended December 31, 2014 for the Kentucky and Texas properties and $200,000 in the year ended December 31, 2013 for the Kentucky property.

During 2014, the Company developed several opportunities to invest in new oil and gas properties and is currently working to provide the financing to either acquire or put into production these opportunities. The Company’s ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all. See “Risk Factors.”

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

In October 2014, the Company transferred a total of 2,886,286 shares of common stock of Andora held by it to its wholly-owned subsidiary, Cold Flow Energy ULC, an Alberta corporation (“Cold Flow”) and its wholly-owned subsidiary, Surge Holding Co., a Delaware corporation (either or both, the “Holding Company”). The Company has agreed that the Holding Company Shares will be distributed to Surge shareholders as soon as possible (the “Distribution Date”). Two of the Company’s prior directors, Charles V. Sage, Edwin J. Korhonen, and E. Jamie Schloss, a current director, were appointed directors of the Holding Company and Messrs. Sage and Schloss were also appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date.

On the Distribution Date, the Company will distribute the shares of the Holding Company (or the Andora Shares) or a liquidating dividend to the shareholders of the Company other than the Buyers and their affiliates and transferees and any other holders of the Common Stock issued subsequent to the closing dates (including any purchaser of Common Stock of the Company in any private placement subsequent to the closing dates but excluding holders who have obtained shares in the public markets); provided, however, that such a dividend will be paid pursuant to applicable corporate laws and in compliance with all securities laws. The mechanism for such distribution shall be agreed upon between the Company and the majority of the directors of the Holding Company.

Subject to the distribution of the Andora shares, at December 31, 2014 we owned 2,889,386 Andora shares valued at $1,490,923 for financial statement purposes ($0.516 per share) on a consolidated basis. This value is after taking a permanent writedown of $1,340,852 in fiscal 2012 due to market conditions, and temporary writedowns of $138,691 at December 31, 2014 and $104,018 at December 31, 2013 respectively. These writedowns reflect the decline in the current market value of this property after conversion into US dollars. Some of these shares will be used to finance the distribution of the Andora shares as discussed above.

Andora is a privately owned oil and gas company which is 71.80% owned and controlled by Pan Orient Energy Corp., a Canadian energy company listed on the TSX Venture Exchange. The Company owns approximately 3% of the total outstanding shares of Andora. The Company plans on distributing the Andora shares to former Surge shareholders (as defined) in the second quarter of 2015.

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

In January, March, April, and August 2014, the Company issued a total of 1,800,000 common shares for total cash proceeds of $837,500.

In February and March 2015, the Company issued a total of 450,000 common shares for total proceeds of $270,000.

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

Number of Total Employees and Number of Full-time Employees

At December 31, 2014, the Company had four (4) full time employees. From our inception through the period ended December 31, 2014, we have relied on the services of outside consultants for services in addition to from one (1) to five (5) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we may incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

The reserve, geological and engineering data information that we use in evaluating oil and gas prospects is based on estimates involving a great deal of uncertainty. Different engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and gas exists at a particular location, and whether oil and/or gas and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based on available seismic data, computer modeling, well tests and information obtained from oil or gas produced from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ substantially from estimates.

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

Our business operations are presently managed by three key employees, Clark Morton, who serves as our Chief Executive Officer and Ms. Nancy Proano who serves as the Director of Corporate Development and E. Jamie Schloss, who serves as our Chief Financial Officer and a Director of the Company and its wholly-owned subsidiaries. The loss of the services of either of these employees could seriously impair our business operations. All executives are employed on a month to month basis.

We do not have key man life insurance on our Chief Executive Officer, Chief Financial Officer, or any of our directors. We can provide no assurances that any officer or director or employee employment will be extended on terms satisfactory to us, if at all, or that qualified replacements can be hired by the Company on reasonable terms.

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

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and damages, as well as administrative, civil and criminal penalties. However, with each of the projects we evaluate, insurance coverage is also evaluated for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

The Securities and Exchange Commission has adopted Rule 15g-1through 15-g100 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions accounts. This provision may also limit the ability to transfer Surge common shares to new or existing brokerage accounts. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Markets Group (OTCQB) and the Pink Sheets OTC Bulletin Board (OTCBB). There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of Surge common stock could be subject to wide fluctuations in response to announcements of our business developments of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Our stock price may decline at such time when we make a distribution of the Andora common stock.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets Group, we could be subject enforcement action by the Securities and Exchange Commission or we could incur liability to our shareholders.

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

Our principal executive officer is presently located at 75-153 Merle Drive, Suite B, Palm Desert, California 92211. This space was sub-leased on May 1, 2011 and the current rental is $250.00 per month on a month to month basis. Our facilities are in good condition for their intended use as offices and are sufficient to meet our present needs.

We maintain executive offices at 1110 Brickell Avenue, Suite 317, Miami, FL 33131. The lease is for a term of two years from the lease date of July 1, 2013 at a monthly rental of $2,750.00 per month.

We commenced oil and gas exploration activities in February 2005. However, we did not engage in any production activities in the fiscal year ended December 31, 2014. We do not have proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by ASC 932 (formerly Statement of Financial Accounting Standards No. 69. We did not engage in drilling activities during the fiscal years ended December 31, 2014 but did so in 2013 applicable to ASC 932. Previously, we did commence drilling activities in 2008 but none of the properties were proved as of December 31, 2014 and had been written off in both current and prior years.

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

There are currently no litigation matters pending.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted dually on the OTC Bulletin Board (OTCBB) and the OTC Markets Group (OTCQB) under the trading symbol “SRGG.” The following table sets forth the high and low bid prices for our common stock for the periods indicated. Such quotations are taken from information provided by “Yahoo! Finance” and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2014	$0.21	$0.10
September 30, 2014	$0.80	$0.11
June 30, 2014	$0.25	$0.12
March 31, 2014	$0.18	$0.12
December 31, 2013	$0.24	$0.06
September 30, 2013	$0.35	$0.05
June 30, 2013	$0.35	$0.16
March 31, 2013	$0.32	$0.08

American Stock Transfer Co. & Trust Company (6201 15th Avenue, New York, NY 11219) is the transfer agent for our common shares.

As of March 31, 2015, we had 15,214,673 shares of common stock outstanding (adjusted for the reverse 1 for 20 stock split which occurred on February 22, 2013) and approximately 1,000 stockholders of record.

Sale of Unregistered Securities

During the years ended December 31, 2014 and 2013 there were no sales of securities by the Company, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption Claimed from Registration
2014
January, 2014	Common Stock	400,000 shares	$175,000 received from one Investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

March, 2014	Common Stock	650,000 shares	$250,000 received from one Investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

April, 2014	Common Stock	250,000 shares	$150,000 received from one Investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

August, 2014	Common Stock	500,000 shares	$262,500 received from one Investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

2013
March, 2013	Common Stock	3,216,725 shares	$100,000 received from two Investors; no commissions were paid.	Accredited Investors	Rule 506: Section 4(2)

June, 2013	Common Stock and warrants	200,000 shares and 200,000 warrants	$100,000 received from one Investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

September, 2013	Common Stock and warrants	500,000 shares and 500,000 warrants	$252,000 gross proceeds from one investor; no commissions were paid.	Accredited Investor	Rule506; Section 4(2)

October, 2013	Common Stock and warrants	200,000 shares and 200,000 warrants	$200,000 received from one investor; no commissions were paid.	Accredited Investor	Rule 506; Section 4(2)

Note: All of the above figures shown are after the reverse stock split which occurred on February 22, 2013.

Dividend Policy

We have never declared or paid dividends on our common stock, except for the distribution of the shares of Surge Holding Co (or Andora), we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Repurchase of Securities

During fiscal 2014, the Company did not repurchase any of its securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended December 31, 2014 and December 31, 2013, should be read in conjunction with the audited annual financial statements and the notes thereto. The Company began implementing plans to establish an oil and gas development business in 2005, which plans have not been successful to date. As a result, the Company has not generated any revenues and has incurred significant operating expenses. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”), although we have interests in Canadian companies.

Overview

For the year ended December 31, 2014, we had a net loss from operations of $861,213 versus a net loss from operations of $911,432 in 2013, a decrease in operating losses of $50,219. The net loss from operations in 2014 included an impairment of oil and gas properties of $49,798 versus an impairment of $200,000 in 2012. Our total comprehensive loss for the year ended December 31, 2014 was $999,904 versus a comprehensive loss of $1,015,450 in 2013, a decrease of $15,546. This decrease was composed primarily of the net decrease in oil and gas impairment of $150,202 from 2014 to 2013, and an increase in operating losses excluding the impairment of $99,983. Included in the 2014 comprehensive loss was an unrealized loss of our Andora investment in the amount of $138,691 to reflect market conditions, compared with an unrealized loss of $104,018 in 2013.

The Company continues to seek additional capital and to utilize its assets to fund its operations, but there can be no assurance that we will be able to raise additional working capital or complete other financings in the future. These losses are described in detail in the “Notes to the Consolidated Financial Statements” and are briefly summarized above in “Item 1 Business.”

In 2015, our primary financial focus will be to conclude a major oil and gas acquisition, reduce operating expenses, realize value from our remaining assets in order to position Surge to take advantage of oil and gas and other business opportunities, and raising additional financing to meet our cash liquidity and capital resource needs as they arise through the sale of common stock, debt and/or other convertible securities.

Results of Operations

For the year ended December 31, 2014, we had a net loss from operations of $861,213 versus a net loss in 2013 of $911,432, a decreased loss of $50,219. The net loss per common share was $0.06 in 2014 versus a loss of $0.08 per share in 2013.

The Company had operating revenues in the year ended December 31, 2014 of $145 versus $2,387 in 2013. We also had an impairment of oil and gas and related investments of $49,798 in 2014 versus an impairment of oil and gas properties of $200,000 in 2013, a decrease of $150,202.

Selling general and administrative expenses for the year ended December 31, 2014 were $806,159 compared to $711,038 in 2013, an increase of $95,121. Included within this $95,121 increase were an increase of officer and employee salaries to $454,611 in 2014 from $278,500 in 2013, an increase of $176,111; a decrease of $81,959 in legal fees due to reduced litigation expense; an increase of travel and entertainment expenses of $57,899; a decrease of placement fees of $30,000; an increase of $1,500 of accounting and audit fees; an increase of rent expense of $20,584; a decrease in the impairment of oil & gas properties to $49,798 in 2014 from $200,000 in 2013, a decrease of $150,202, an increase in warrant expense of $12,450 in 2014 from$0 in 2013, less and other expenses of $6,800. Depreciation and amortization increased to $4,397 in 2014 from $1,447 in 2013, an increase of $2,950.

Net interest expense in 2014 was $918 versus interest expense of $425 in 2013, an increase of $493.

The net cash flow deficit from operating activities in 2014 was $883,312 versus cash used in operating activities of $618,527 in 2013, an increased deficit from operating activities of $269,785. The increased deficit consisted primarily of a net loss of $861,213 in 2014 versus a net loss of $911,432 in 2013. Non-cash items included in the 2014 loss were an impairment of oil and gas properties of $49,798 and compared with an impairment of oil and gas properties of $200,000 in 2013, and $12,450 in warrant expense in 2014 with no comparable cost in 2013.

The net cash flow provided in financing activities of $854,950 in 2014 consists of the Company receiving proceeds from the sale of common stock of $552,000. In 2013, proceeds from the sale of common stock were $552,000 less $100,000 of common stock subscribed and $393,000 from a reduction in the investment obligation.

The net decrease in cash in 2014 was $36,362 compared with a decrease in net cash in 2013 of $29,020.

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

Number of Employees

From our inception through the period ended December 31, 2014, we have primarily relied on the services of outside consultants for services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As of December 31, 2014, we had four full-time employees and we anticipate no increase in our administrative employment base during the next 12 months at the present time until we complete a major acquisition. In the event that we expand our oil and gas operations, we will incur additional cost for oil and gas related personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of additional financing.

There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund a projected increase in the number of employees.

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

New Accounting Pronouncements

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

SURGE GLOBAL ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Surge Global Energy, Inc.

We have audited the accompanying consolidated balance sheets of Surge Global Energy, Inc. as of December 31, 2014 and December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surge Global Energy, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs, LLC
Clearwater, Florida
March 30, 2015

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,159	$61,521
Accounts Receivable	-	105
Prepaid expenses	12,638	18,026
Total current assets	37,797	79,652

Property and equipment of $49,368 and $36,345, net of accumulated depreciation of $42,189 and $37,792, respectively	7,179	11,576
Oil & Gas Properties, net of $250,470 and $200,586 of accumulated amortization, respectively	-	41,884
Investment in Andora Energy (Note 2)	1,490,923	1,629,614
Security Deposit	5,000	-

Total assets	$1,540,899	$1,767,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,932	$144,255
Investment Obligation	-	393,000

Total current liabilities	49,932	537,255

Total liabilities	49,932	537,255

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - none issued and outstanding	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 14,764,673 and 12,919,673 shares issued and outstanding, respectively	14,765	12,920
Additional paid-in capital	56,846,764	55,588,209
Accumulated other comprehensive income (deficit)	(242,709)	(104,018)
Retained deficit	(55,127,853)	(54,266,640)
Total stockholders’ equity	1,490,967	1,230,471

Total liabilities and stockholders’ equity	$1,540,899	$1,767,726

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2014	2013
Revenues and Cost of Sales:
Revenues	145	$2,387
Cost of sales	(86)	(697)
Gross profit	59	$1,690

Operating expenses:
Selling, general and administrative expenses	$806,159	711,038
Accretion, depreciation and amortization	4,397	1,659
Oil and gas property impairment	49,798	200,000
Total operating expenses	860,354	912,697

Loss from operations	(860,295)	(911,007)
Interest income (expense)	(918)	(425)
	-
Loss from continuing operations, before income taxes and minority interest	(861,213)	(911,432)
Benefit (provision) for income taxes	-
Income (loss) before non-controlling interest	(861,213)	(911,432)
Income (loss) applicable to non-controlling interest	-
Net income (loss)	(861,213)	(911,432)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(138,691)	(104,018)
	-
Comprehensive income (loss)	$(999,904)	$(1,015,450)

Income (loss) per common share - basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding - basic and diluted	13,944,399	11,546,225

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM JANUARY 1, 2013

THROUGH DECEMBER 31, 2014

NOTE: The amounts of common shares shown hereafter have been restated for 2011 and 2012 for the reverse stock split which occurred on February 22, 2013.

	Common Stock	Common Stock amount	Additional Paid-In Capital	Common Stock subscribed	OCI Adjustment	Accumulated deficit	Net Shareholders’ Equity
Balance at December 31, 2012	8,802,958	$8,803	$55,040,326	$100,000	$-	$(53,385,208)	$1,793,921

Adjustment from reverse split	89	-					-

Issuance of common shares to investors	900,000	900	451,100				452,000

Issuance of common shares to related parties	3,216,715	3,217	96,783				100,000

Common Stock Subscribed				(100,000)			(100,000)

OCI adjustment					(104,018)		(104,018)

Net Loss					-	(911,432)	(911,432)

Balance at December 31, 2013	12,919,673	$12,920	$55,588,209	-	$(104,018)	$(54,266,640)	$1,230,471

Issuance of common shares to investors	1,800,000	1,800	1,237,700				1,238,500

Share based compensation	45,000	45	9,405				9,450

Warrant Expense			12,450				12,450

OCI adjustment					(138,691)		(138,691)

Net Loss						(861,213)	(861,213)

Balance at December 31, 2014	14,764,673	$14,765	$56,846,764	$-	$(242,709)	$(55,127,853)	$1,490,967

See the accompanying footnotes to these consolidated financial statements

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(861,213)	$(911,432)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	4,483	2,033

Impairment of oil and gas properties	49,798	200,000
Stock based compensation	9,450	-
Warrant expense	12,450	-

Changes in operating assets and liabilities:
Accounts receivable and other receivables	105	(105)
Prepaid expenses	5,388	(9,125)
Security deposit and other assets	-	(5,000)
Accounts payable and accrued liabilities	(94,323)	105,012

Net cash received in operating activities	$(873,862)	$(618,527)
Cash flows from investing activities:
Purchases of property and equipment		(13,023)
Purchase of oil & gas properties	(8,000)	(242,470)

Net Cash provided (used) in investing activities	(8,000)	(255,493)

Cash flows from financing activities
Proceeds from sales of common stock	1,238,500	552,000
Common stock subscribed		(100,000)
Proceeds from investing obligation	(393,000)	393,000

Total Cash flows from financing activities	$845,500	845,000

Net increase (decrease) in cash and cash equivalents	(36,362)	(29,020)
Cash and cash equivalents at the beginning of the period	61,521	90,541
Cash and cash equivalents at the end of the period	$25,159	$61,521

See accompanying footnotes to these unaudited consolidated financial statements

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$918	$425
Cash paid during the period for income taxes	-	-

Supplemental Disclosures of Non-Cash Transactions:
Unrealized loss (gain) on available for sale securities	$(138,691)	$(104,018)
Repayment and proceeds of equity obligation, respectively	$(393,000)	$393,000

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of Surge Global Energy, Inc., its wholly owned subsidiaries, Cold Flow Energy ULC, 1294697 Alberta Ltd., and Surge Holding Co., (collectively the “Company”). Neither 1294697 Alberta Ltd., nor Surge Holding Co., has any ongoing business operations at this time.

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

DECEMBER 31, 2014 AND 2013

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

Investment in unconsolidated subsidiary

Investee entities that the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, among others, representation of the Company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the equity income (loss) section of the consolidated statements of operations. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company had no unconsolidated subsidiaries in which it held equity interests of over 20% as of December 31, 2014 or 2013.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company had total cash of $25,159 in cash in an account maintained by at a U.S. bank at December 31, 2014, all of which is subject to up to $250,000 of FDIC insurance.

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

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $861,213 and $911,432 for the years ending December 31, 2014 and 2013, respectively. The Company’s cash position as of December 31, 2014 was $25,159 compared with $61,521 at December 31, 2013, a decrease of $36,365. The Company’s current assets, on a consolidated basis, were a deficit of $12,135 compared with a current deficit of $457,603 at December 31, 2013, an improvement of $445,468.

The Company concluded negotiations with three private investors in February, 2015 to raise $160,000 in equity financing, which amount was received in 2015and expects additional financing during the remainder of 2015. After the foregoing, management believes it will have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $4,483 and $2,033 for the years ended December 31, 2014 and 2013, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. There was no stock-based compensation expense recognized for the year ended December 31, 2014 or 2013, except that $9,450 in common shares were issued to an employee in 2014 in lieu of each compensation.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income includes unrecognized gains (losses) on available for sale securities and foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation and FASB pronouncements. These reclassifications did not have any effect on comprehensive net income (loss) or shareholders’ equity.

Commitments and Contingencies

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company’s management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Subsequent Events

See Note 8 for further details on such subsequent events which occurred after December 31, 2014.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 2 - ANDORA ENERGY CORPORATION (continued)

Three of the Company’s previous directors, Charles V. Sage, Edwin J. Korhonen and E. Jamie Schloss, were appointed directors of the Holding Company and Messrs. Sage and Schloss were appointed officers of the Holding Company. The Buyers and the Company have agreed that such persons shall remain in such roles through the Distribution Date.

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

At December 31, 2014 the Company owned 2,889,386 Andora shares valued at $1,490,923 (valued at $0.516 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

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

Common Stock

On February 22, 2013, the Company approved an increase to the Company’s authorized shares of capital stock to an aggregate of 410,000,000 shares, consisting of 400,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, pursuant to an amendment to our Certificate of Incorporation.

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

In June, 2013, the Company issued 200,000 shares of common stock for total proceeds of $100,000.

In September, 2013, the Company issued 500,000 shares of common stock for total proceeds of $251,100.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3 – CAPITALSTOCK (continued)

In October, 2013, the Company issued 200,000 shares of common stock for total proceeds of $100,000.

From January 1, 2014 to June 30, 2014, the Company sold 1,800,000 common shares to three accredited investors for total proceeds of $837,500 and converted equity obligations, received in prior year, in the amount of $393,000.

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

During the period from January 1, 2015 to March, 2015, the Company sold 450,000 shares to three accredited investors for total proceeds of $270,000.

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Year ended,
	December 31, 2014	December 31, 2013
Net Taxable Loss	$(861,000)	$(908,000)
Income tax computed at combined U.S. and state rates (30%)	(258,000)	(270,000)
Permanent differences
Changes in valuation allowance	258,000	270,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,202,000	$4,770,000
Other tax attributes	-	1,930,000
Less valuation allowance	(1,202,000)	(6,700,000)
Total	$-	$-

The valuation allowance increased by approximately $840,000 and $361,000 in the years ended December 31, 2014 and 2013 respectively. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 5 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at December 31, 2014. All figures are after the reverse stock split which occurred on February 22, 2013.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	152,500	1.75	$0.40	152,500	$0.40
0.55	500,000	1.65	0.55	500,000	0.55
0.60	200,000	1.21	0.60	200,000	0.60
1.00	1,050,000	3.80	1.00	1,050,000	1.00
1.25	175,000	1.06	1.25	175,000	1.25
Totals or average	2,077,500	3.00	$0.83	1,052,500	$0.86

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	152,500	0.40
Granted or exchanged	900,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2013	1,052,500	$0.91
Granted	1,225,000	0.85
Exercised	-	-
Canceled or Expired	(200,000)	(1.00)
Outstanding at December 31, 2014	2,077,500	$0.83

For the year ended December 31, 2014, the Company issue a total of 1,225,000 which were fully vested at December 31, 2014. The warrants were issued in conjunction with a common stock offerings and no employee or director warrant expense was recorded in 2014. In 2014, $12,450 in warrant expense who recorded for warrants issued to third parties.

For the year ended December 31, 2013 the Company issued 900,000 warrants (on a post reverse split basis) which were fully vested at December 31, 2013. The warrants were issued in conjunction with common stock offerings and no warrant expense was recorded in 2013 for these warrants.

The warrants had $0 intrinsic value at December 31, 2014.

Stock options.

No stock options were issued or exercised during the year ended December 31, 2014.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

No fair value expense was recorded for the twelve months ending December 31, 2014 and 2013 respectively using the Black-Scholes method of option-pricing model for vested options.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 5 - WARRANTS AND STOCK OPTIONS (continued)

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at December 31, 2014. All figures below are after the 1 for 20 reverse stock split which occurred on February 22, 2013.

Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	115,000	1.75	0.40	115,000	0.40
	115,000	1.75	$0.40	115,000	$0.40

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	115,000	$0.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2013	115,000	$0.40
Granted	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	115,000	$0.40

NOTE 6 - LITIGATION MATTERS

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

There were no current outstanding litigation matters as of December 31, 2014.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In May, 2011 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, at a monthly rental of $250 per month.

In July, 2013 the Company leased space located at 1110 Brickell Avenue, Suite 317, Miami FL. The terms of the lease are a monthly rental of $2,750 per month for a two year term.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of December 31, 2014.

Subsequent Events:

On February 13, 2015, the Company issued 200,000 common shares and 200,000 stock purchase warrants to an accredited investor for $101,800 in cash and $1,800 of administrative expenses.

On February 18, 2015, the Company issued 20,000 common shares and 50,000 stock purchase warrants to an accredited investor for $10,600 in cash and $600 of administrative expenses.

On February 23, 2014, the Company concluded a $50,000,000 Capital Advisory Agreement with Omega Street Capital LLC. The agreement is for a term of 12 months and may be extended by mutual agreement of the parties. The agreement provided that Omega will utilize its capital markets platform to fund $50,000,000 in two tranches of $5,000,000 from participating equity financing and $4,500,000 from a revolving line of credit.

On February 23, 2015, the Company issued 100,000 common shares and 300,000 warrants to an accredited investor for $50,000 in cash and $900 of administrative expenses.

On March 13, 2015, the Company issued 100,000 common shares and 200,000 warrants to an accredited investor for $100,000 in cash and administrative of expenses $2,500.00.

In February, 2015, the Company entered into an agreement to acquire a 10% interest in Nikoil Energy Limited which agreement should be finalized in the first quarter of 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our Chief Financial Officer, E Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Schloss concluded that, as of December 31, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Board of Directors

The following tables and narrative description sets forth, as of March 1, 2015, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each person currently serving as a director and officer. Unless otherwise indicated, each director and officer has been engaged in the principal occupation or occupations described below for more than the past five years. We currently have three vacancies on our board of directors.

Name	Age	Director Since	Present Position with Surge
Clark Morton	55	2012	Chief Executive Officer, Chairman of the Board
E. Jamie Schloss	71	2008	Chief Financial Officer, Assistant Secretary
William E. Fitzgerald	73	2012	President

Clark Morton, Chief Executive Officer and Chairman of the Board

Mr. Clark Morton, 55, was elected a director, Chairman of the Board and Chief Executive Officer of the Company on October 18, 2012. With a background in engineering, executive management, marketing and communication Mr. Morton, has been actively involved in the formation of long-term capital growth projects in oil & gas and has served previously in senior director and officer positions involved in the marketing, sales, operations and management of private equity media and entertainment operations. Mr. Morton owns approximately 42.50% of our outstanding common stock and is not independent.

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

William E. Fitzgerald, President

William E. Fitzgerald, age 73, was elected President of the Company in October, 2012 and to the Board of directors in March, 2013. Mr. Fitzgerald served as President of The Fitzgerald Group for 20 years specializing in commercial/industrial investments and development, commercial income properties and land acquisition which later expanded to private equity funding and management for oil & gas developments primarily throughout Texas. Mr. Fitzgerald began his investment management career in Chicago where he managed trading floor and pit operations with memberships at the Chicago Mercantile Exchange and Chicago Board of Trade. He later maintained memberships at the International Monetary Market and Mid-America Exchange where he formed and ran his own company trading commodities and authored The Fitzgerald Commodity Trading Report. Mr. Fitzgerald became an author with his novel “Arenas of Greed,” a financial thriller depicting corruption on the Chicago Commodity Markets. William E. Fitzgerald is the father of William A. Fitzgerald and the husband of Carol A. Fitzgerald. Mr. Fitzgerald jointly with his wife, Carol Fitzgerald, owns approximately 42.50% of our outstanding common stock and is not independent.

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

Board Meetings

During the fiscal year ended December 31, 2014, the Board held 2 meetings. Each director then in office attended at least 75% of the aggregate total number of meetings of the Board plus the total number of meetings of all committees of the Board on which he served.

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

Audit Committee

Our Board has adopted a written Audit Committee Charter. There are currently no audit committee members. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing the Company’s independent registered public accounting firm, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company’s financial controls, acting upon recommendations of the auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company.

The Board has reviewed the definition of independence for Audit Committee members in Rule 10A-3(b) (1) of the Exchange Act and has determined that each member of our Audit Committee is independent under such standards. Each person also qualifies as a “financial expert,” as defined in applicable Securities Exchange Commission rules. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Compensation Committee

The Company did not have a compensation committee meeting during the year ended December 31, 2014.

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

Executive Officers

The following table identifies persons who served as our executive officers serving during any part of the fiscal year ended December 31, 2014, the positions they hold or held, and the year(s) in which they served. Our officers are elected by the Board, to hold office until their successors are elected and qualified.

Name	Position	Age	Served as Officer
Clark Morton	Chief Executive Officer and Chairman of the Board and Director	55	2012-present
E. Jamie Schloss	Chief Financial Officer, Assistant Secretary and Director	71	2008-present
William E. Fitzgerald	President	73	2012-present
William A. Fitzgerald	Senior Vice President	38	2012 to October, 2014

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2014 and 2013 by (1) each person who served as the principal executive officer of the Company during fiscal year 2014; (2) the Company’s two most highly compensated executive officers as of December 31, 2013 with compensation during fiscal year 2012 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2014.

	Fiscal Year	Salary/ Fees ($)	Restricted Stock Awards(1)	Options Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Clark Morton, CEO Officer and Chairman	2014	$114,850	-0-	-0-	-0-	-0-	-0-	$114,850
	2013	$58,750						$58,750

E. Jamie Schloss,	2014	$59,750	-0-	-0-	-0-	-0-	-0-	$59,750
Chief Financial Officer	2013	$58,750	-0-	-0-	-0-	-0-	-0-	$58,750

William E. Fitzgerald, President	2014	$69,000	-0-	-0-	-0-	-0-	-0-	$69,000
	2013	57,500						57,500

Employment Agreements

Mr. Morton, Mr. Schloss and Mr. William E. Fitzgerald are employed on a month to month basis.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2014 restated for the reverse stock split which occurred on February 22, 2013.

Name	Number of Securities Underlying Unexercised Options\(#) Exercisable	Number of Securities Underlying unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
E. Jamie Schloss (1)	85,000	-0-	-0-	$0.40	4/22/16	N/A	N/A	N/A
E. Jamie Schloss (1)	30,000	-0-	-0-	$0.40	4/22/16	N/A	N/A	N/A

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
None

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated in the normal course of business and if they are asked to with attend the annual meeting. Such amounts are not reflected in the compensation table below.

Equity Compensation Plan Information

The following table sets forth information about shares of our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2014, adjusted for the 1 for 20 reverse stock split which occurred on February 22, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Program (1)	600,000	$0.40	232,500

(1) The Company approved a new Equity Compensation Program in September, 2012.

Pension Plans

We had not sponsored a voluntary qualified 401(k) savings plan or pension plans available to full-time employees in either 2014 or 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2014 was, during such year or prior thereto, none of th e members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries. During fiscal 2014, no executive officer of the Company served as a director or member of the compensation committee (or other Board committee performing similar functions, or in the absence of such committee, the entire Board) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

There was no compensation committee meeting in the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 15, 2015, the following persons were directors, nominees, executive officers (each a “Named Executive Officer”), or others with beneficial ownership of five percent or more of our voting securities. The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the Securities and Exchange Commission by the persons listed. Unless otherwise noted the address of each of the following persons is c/o Surge Global Energy, Inc., 75-153 Merle Drive, Suite B, Palm Desert, CA, 92211.

All shares listed are after the reverse 1 for 20 stock split which occurred on February 22, 2013.

Beneficial Owner	Number of shares owned (post reverse split)	Percentage Owned
Directors	None	-0-
Named Executive Officers/Directors

Clark Morton, CEO	5,108,357	34.60%
William E. Fitzgerald, President	5,108,358	34.60%
E. Jamie Schloss, CFO	107,500	0.01%
Directors and officers as a group (4 persons)	10,324,215	58.11%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions prior to January 1, 2013:

For a description of certain relationships and related transactions that occurred prior to fiscal 2013, the Company incorporates by reference Item 13 of its Form 10-K for its fiscal year ended December 31 2012.

Transactions with Officers and Directors

None.

Independence of Directors

Reference is made to Item 10 for a definition of independent directors and management’s identification of which directors the board has determined to be independent. The Company had no independent directors at December 31, 2013 or 2014.

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

Audit Fees

During fiscal year ended December 31, 2014, we incurred $19,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2013 and for the review of our financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

During fiscal year ended December 31, 2013, we incurred approximately $17,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

Audit-Related Fees

For the years ended December 31, 2014 and 2013, our principal accountants did not render any audit-related services.

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

SIGNATURE	TITLE	DATE

/s/ Clark Morton	Principal Executive Officer and Chairman of the Board	March 31, 2015
Clark Morton

/s/ E. Jamie Schloss	Principal Financial Officer and Assistant Secretary	March 31, 2015
E. Jamie Schloss

/s/ William E. Fitzgerald	President	March 31, 2015
William E. Fitzgerald

