Form 10-Q
period 2015-03-31
Surge Global Energy, Inc.
filed 2015-05-20
CIK 1053648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[  ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

As of May 15, 2015, the Registrant had 16,464,673 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SURGE GLOBAL ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

3

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,491	$25,159
Prepaid expenses	33,585	12,638
Total current assets	79,076	37,797

Property and equipment, net of accumulated depreciation of $43,274 and $42,189, respectively	6,094	7,179

Oil & Gas Property	275,000	-

Investment in Andora Energy (Note 2)	1,141,308	1,490,923

Security Deposit	5,000	5,000

Total assets	$1,506,478	$1,540,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$94,833	$49,932

Total current liabilities	94,833	49,932

Total liabilities	94,833	49,932

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized:	-	-
Series A - none issued and outstanding	-	-
Series B - none issued and outstanding	-	-
Special Voting Preferred - 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 16,464,673 and 14,764,673 shares issued and outstanding, respectively	16,465	14,765
Additional paid-in capital	57,265,064	56,846,764
Accumulated other comprehensive income	(592,324)	(242,709)
Retained earnings	(55,277,560)	(55,127,853)
Total stockholders’ equity	1,411,645	1,490,967

Total liabilities and stockholders’ equity	$1,506,478	$1,540,899

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended March 31,
	2015	2014
	(unaudited)
Revenues:
Oil & gas revenues	$-	$145
Oil & gas (expenses)	-	(86)
Gross profit	-	59

Operating expenses:
Selling, general and administrative expenses	148,051	218,977
Accretion, depreciation and amortization	1,085	1,171
Oil and gas property impairment	-	-
Total operating expenses	149,136	220,148

Loss from operations	(149,136)	(220,089)

Interest income (expense)	(571)	(107)
Loss from continuing operations, before income taxes and minority interest	(149,707)	(220,196)

Benefit (provision) for income taxes	-	-

Net income (loss)	(149,707)	(220,196)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(349,615)	-

Comprehensive income (loss)	$(499,322)	$(220,196)

Income (loss) per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	14,945,007	13,349,117

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SURGE GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(149,707)	$(220,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion, depreciation and amortization	1,085	1,171
Accounts Receivable and other receivables	-	105
Warrant expense	25,000	-
Prepaid expense and other assets	(20,947)	4,503
Security Deposit and Other assets	44,901	4,772

Net cash received in operating activities	$(99,668)	(209,645)

Cash flows from investing activities:

Purchase of oil and gas properties	(275,000)	(6,000)

Net cash provided by (used in) investing activities	(275,000)	(6,000)
Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription, net of costs and fees	395,000	824,000
Proceeds from investment obligation	-	(393,000)
Net cash (used in) provided by financing activities	395,000	431,000
Effect of exchange rates on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	20,332	215,355

Cash and cash equivalents at the beginning of the period	25,159	61,521
Cash and cash equivalents at the end of the period	$45,491	$276,876

	For the three months March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$571	$107
Cash paid during the period for income taxes	-	-

Supplemental Disclosures of Non-Cash Transactions:
Unrealized loss (gain) on available for sale securities	$(349,615)	$-

See accompanying notes to these unaudited consolidated financial statements.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company had total cash of $45,491 in cash in an account maintained by at a U.S. bank at March 31, 2015, all of which is subject to up to $250,000 of FDIC insurance.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $149,707 and $220,196 for the quarters ending March 31, 2015 and 2014, respectively, a decreased loss of $70,489. The Company’s cash position as of March 31, 2015 was $45,491 compared with $25,159 at December 31, 2013, an increase of $20,332. The Company’s net current assets, on a consolidated basis, were a deficit of $15,757 compared with a net current asset deficit of $12,135 at December 31, 2014.

Management believes that with additional financing it should have sufficient capital resources to meet projected cash flow needs through the next twelve months, although no assurances can be given in this regard.

Other Items

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at March 31, 2015 or 2014. Charges for gathering and transportation are included in production expenses.

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

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $1,085 and $1,171 for the quarters ended March 31, 2015 and 2014, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. There was no stock-based compensation expense to employees or directors recognized for the quarters ended March 31, 2015 or 2014. In prior years, Company used the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and other market variables such as the risk free interest rate.

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

MARCH 31, 2015 AND 2014

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

At March 31, 2015 the Company owned 2,889,386 Andora shares valued at $1,141,308 (valued at $0.395 per share), which shares are approximately 3% of Andora’s total outstanding common shares on a fully diluted basis.

NOTE 3 - OIL AND GAS PROPERTIES

During the quarter ended March, 2015, the Company acquired a 10% interest in Nikoil Energy Limited for $150,000 in cash and 1,250,000 common shares valued at $125,000 for a total investment of $275,000.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 4 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	For the Quarter ended,
	March 31, 2015	March 31, 2014
Net Taxable Loss	$(150,000)	$(220,000)
Income tax computed at combined U.S. and state rates (30%)	(45,000)	(66,000)
Permanent differences
Changes in valuation allowance	45,000	66,000
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	As of March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,350,000	$600,000
Other tax attributes	-
Less valuation allowance	(1,350,000)	(600,000)
Total	$-	$-

At December 31, 2014, Surge had net operating loss carryforwards of approximately $1,200,000 for federal and approximately $1,224,000 for state income tax purposes, which will begin to expire, if unused, beginning in 2021. The valuation allowance increased by approximately $45,000 and $66,000 in the quarters ended March 31, 2015 and 2014. Internal Revenue Code Section 382 rules may place annual limitations on the Company’s net operating loss carryforward on a change in ownership. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. Deferred taxes are provided on a liability method for taxable temporary differences resulting from reported amounts of assets and liabilities and their tax basis. Deferred tax assets have resulted from the Company’s net operating loss carry-forward, which has been reduced by an equal valuation allowance. Valuation allowance has been established based on the opinion of management that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax years from 2010 to 2014 are still open for tax audit.

NOTE 5 - INVESTMENT OBLIGATION

The Company received investments in common stock which in turn reduced the investment obligation by $393,000 in the quarter ended March 31, 2014 thereby reducing the investment obligation to zero as of March 31, 2014 and at March 31, 2015.

NOTE 6 - CAPITAL STOCK

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

MARCH 31, 2015 AND 2014

NOTE 6 - CAPITAL STOCK (continued)

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

From January 1, 2014 to March 31, 2014, the Company sold 1,800,000 common shares to three accredited investors for total proceeds of $837,500, and converted equity obligations, received in a prior year, in the amount of $393,000.

During the period from January 1, 2015 to March 31, 2015, the Company sold 450,000 common shares to three accredited investors for total proceeds of $270,000.

During the quarter ended March, 2015, the Company acquired a 10% interest in Nikoil Energy Limited for $150,000 in cash and 1,250,000 common shares valued at $125,000 for a total investment of $275,000.

NOTE 7 - WARRANTS AND STOCK OPTIONS

Class A Warrants.

Class A Warrants. The following table summarizes the stock purchase warrants outstanding at March 31, 2015.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	152,500	1.55	$0.40	152,500	$0.40
0.50	300,000	1.75	0.50	300,000	0.50
0.55	500,000	1.40	0.55	500,000	0.55
0.65	200,000	0.96	0.65	200,000	0.65
0.75	200,000	1.89	0.75	200,000	0.75
1.00	2,000,000	1.55	1.00	1,800,000	1.00
1.25	175,000	0.81	1.25	175,000	1.25
Totals or average	3,527,500	1.50	$1.00	3,527,500	$0.85

Transactions involving the Company’s warrant issuance or expiration are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	1,052,500	$0.91
Granted	1,225,000	0.85
Exercised	-	-
Canceled or Expired	(200,000)	(1.00)
Outstanding at December 31, 2014	2,077,500	$0.91
Granted	1,450,000	0.76
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2015	3,527,500	$0.85

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

For the quarter ended March 31, 2015 the Company issued 1,450,000 warrants which were fully vested at March 31, 2015. The warrants were issued in conjunction with a common stock offerings and no warrant expense was recorded in 2015 or 2014 for these warrants.

There were warrants issued during the quarter in conjunction with the acquisition of a 10% interest in Nikoil Energy Limited and an expense of $25,000 for these warrants was record during the quarter ended March 31, 2015 based on the Black Scholes formula.

Stock options.

No stock options were issued or exercised during the quarters ended March 31, 2015 or 2014.

All stock options and warrants issued previously were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 2.21% to 3.03%, (2) option life of 5 years, (3) expected volatility of 63% to 108% and (4) zero expected dividends.

Stock options.

The following table summarizes the balances of stock options issued to officers and directors outstanding at March 31, 2014.

Exercise Prices	Number of options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
0.40	115,000	1.55	0.40	115,000	0.40
	115,000	1.55	$0.40	115,000	$0.40

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	332,500	$1.40
Granted	267,500	0.80
Exercised	-	-
Canceled or expired	(332,500)	-
Outstanding at December 31, 2012	267,500	$0.40
Granted	-	-
Cancelled or expired	(152,500)	(0.40)
Outstanding at March 31, 2015	115,000	$0.40

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

There were no current litigation matters outstanding as of March 31, 2015.

SURGE GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In November, 2014 the Company leased space on a month-to-month basis at 75-153 Merle Drive, Suite B, Palm Desert, California at a monthly rental of $250 per month.

In July, 2013 the Company leased space located at 1110 Brickell Avenue, Suite 317, Miami FL. The terms of the lease are a monthly rental of $2,675 per month for a two year term. The following is our lease commitment for future periods:

As of March 31, 2015
2015	$8,025
2016 and thereafter	-
-
Total	$8,025

Employment Agreements

All employees are currently employed on a month to month basis.

Consulting Agreements

The Company had no outstanding consulting agreements as of March 31, 2015.

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

General Overview

Surge Global Energy, Inc. (“Surge”) is a Delaware corporation traded on the OTCQB Markets and on the OTCBB Bulletin Board under the symbol “SRGG.” Our principal executive offices are located at 75-153 Merle Drive, Suite B, Palm Desert, CA 92211 and our international sales office is located at 1110 Brickell Avenue, Suite 317, Miami FL 33131.

Our telephone number is 800-284-3898 and our fax number is 786-923-0963. We maintain a website at www.SurgeGlobalEnergy.com. The contents of this website are not made a part of this filing.

We are an oil and gas exploration and development company. The Company is primarily engaged in negotiations concerning the feasibility and development of a production partnership for the purposes of developing oil & gas assets located in the Gulf of Guinea and surrounding offshore area of West Africa on the Atlantic Ocean, IN East and West Texas in the United States and in South America. It is the Company’s present intent to acquire interests in existing production sites or historical production sites with proved reserves. We intend to actively participate in drilling for oil and gas for our own account and to participate with others in drilling opportunities. We will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than us or our co-interest holders. In the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. In the current oil and gas lease environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by us or that we can sell prospects or obtain financing for, or participate with others to join in the development of, prospects.

In March, 2015, the Company acquired a 10% interest in Nikoil Energy Limited which has rights to an oil & gas property located in West Africa.

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

In 2014, the Company sold a total of 1,800,000 common shares to four accredited investors for total proceeds of $837,500 plus $9,300 reimbursement of administrative expenses, and issued 45,000 common shares as employee compensation.

Through March 31, 2015, the Company sold a total of 450,000 common shares to three accredited investors for total proceeds of $270,000.

In March, 2015, the company issued 1,250,000 common shares in conjunction with its purchase of a 10% interest in Nikoil Energy Limited.

Because we are an oil and gas exploration company, the inability to develop oil and gas prospects has reduced our working capital and created the need for additional strategic transactions to raise capital and liquidate assets.

Recent Developments

None.

Oil and Gas Drilling Activities

The Company’s ability to invest in future oil and gas transactions is dependent upon our ability to obtain additional financing on terms satisfactory to us, if at all. See “Risk Factors.”

See our December 31, 2014 Form 10-K for a complete history of prior oil and gas activities.

During 2014 and in the first quarter of 2015, the Company reviewed several opportunities in new oil and gas properties and is currently working to obtain the financing to either acquire or develop these opportunities.

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

In June 2013, the Company issued 200,000 common shares and 200,000 stock purchase warrants to an accredited investor for total proceeds of $100,000.

In September 2013, the Company issued 500,000 common shares and 500,000 stock purchase warrants to an accredited investor.

In the year ended December 31,2014 the Company issued a total of 1,800,000 common shares and 1,225,000 stock purchase warrants for total proceeds of $837,500.

In the quarter ended March 31, 2015, the Company issued a total of 450,000 common shares and 950,000 stock purchase warrants for total proceeds of $270,000.

In the quarter ended March 31, 2015, the Company issued 1,250,000 common shares plus $150,000 in cash consideration for the purchase for a 10% interest in Nikoil Energy Limited, a Nigerian corporation.

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

In October 2012, the Company issued 7,000,000 post reverse split common shares and in March 2013, the Company subsequently issued an additional 3,216,715 common shares in 2013 to its CEO, Clark Morton, and its President, William Fitzgerald. (See “Corporate History” above and Note 7 of the financial statements.)

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

Number of Total Employees and Number of Full-time Employees

At March 31, 2015, the Company had four (4) full time employees. From our inception through the period ended March 31, 2015, we have relied on the services of outside consultants for services in addition to from one (1) to five (5) full-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, or complete a major oil & gas property acquisition we will incur additional costs for personnel and consultants. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Results of Operations

For the Three Month Period Ending March 31, 2015 and March 31, 2014

The Company had no operating revenues in the three months ended March 31, 2015, compared with $145 in the three months ended March 31, 2014.

For the three months ended March 31, 2015, the Company incurred a net loss of $149,707 compared to a loss of $220,196 for the comparable period in 2013, a decreased loss of $70,489 (32%) from the prior period. The principal reasons for this increased loss are set forth below:

Total operating expenses for the three months ended March 31, 2015 were $149,136 versus $220,148 in the comparable three months ended March 31, 2014, a decrease of $71,012 (32%) from the prior period. The decrease in operating expenses was primarily due to a decrease in officers’ salaries to $50,100 in the three months ending March 31, 2015 from $103,400 in the comparable period in 2014, a decrease of $53,300; a decrease in legal fees to $26,100 in 2015 compared to $39,300 in 2014, a decrease of $13,200; a decrease of travel and entertainment expenses of $20,200, an increase in warrant expense of 25,000, and an increase in all other expenses (net) of $9,312.

Net interest expenses for the three months ended March 31, 2015 was $571 versus net interest expense of $107 for the prior comparable three month period.

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

Continuing Loss

As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $149,707 of March 31, 2015 compared with $220,196 at March 31, 2014, a decreased loss of $70,489. The Company’s cash position at March 31, 2015 was $45,491 compared with $25,159 at December 31, 2014. The Company’s current liabilities were $94,833 at March 31, 2015 compared with $49,932 at December 31, 2014, an increase of $44,901.

The Company’s net working capital at March 31, 2014 was a deficit of $15,757 compared with a working capital deficit of $12,135 at December 31, 2014.

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

Our principal executive officer, Clark Morton, and our principal financial officer, E. Jamie Schloss, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, Mr. Morton and Mr. Schloss concluded that, as of September 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the principal financial officer that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described in more detail below and under “Risk Factors” in Item 1A of our 2012 Form 10-K filed with the Securities and Exchange Commission on April 9, 2014. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

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

During the three months ended March 31, 2015, there were no material changes to the information in our 2014 Form 10-K under “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended March 31 2015, there were no sales of securities by the Company except as set forth below:

Date of Sale	Title of Security	Number of Shares Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
February 13, 2015	Common stock	200,000	$100,000, no commissions paid	Accredited Investor	Rule 506; Section 4(2)
February 18,2015	Common stock	20,000	$10,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)
February 23, 2015	Common stock	100,000	$50,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)
March 4, 2015	Common stock	30,000	$10,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)
March 13, 2015	Common stock	100,000	$100,000, no commissions paid	Accredited Investors	Rule 506; Section 4(2)
March 31, 2015	Common stock	1,250,000	10% of Nikoil Energy Limited, no commissions paid	Accredited Investor	Rule 506; Section 4(2)

During the three months ended March 31, 2015, there were no repurchases by the Company of its Common Stock.

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
(i) Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013.
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

SURGE GLOBAL ENERGY, INC.

DATED: May 20, 2015	By:	/s/ Clark Morton
Clark Morton
(PRINCIPAL EXECUTIVE OFFICER)

SURGE GLOBAL ENERGY, INC.

DATED: May 20, 2015	By:	/s/ E. Jamie Schloss
E. Jamie Schloss
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

